Form 10-Q
period 2014-06-30
Veritiv Corp
filed 2014-08-14
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

- OR -

❑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number 001-36479

VERITIV CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	46-3234977
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

6600 Governors Lake Parkway
Norcross, Georgia	30071
(Address of principal executive offices)	(Zip code)
(770) 447-9000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 14, 2014:
Veritiv Corporation 16,000,000 shares of common stock, par value $0.01 per share

EXPLANATORY NOTE

On January 28, 2014, International Paper Company announced that it would spin off its xpedx distribution solutions business and merge that business with Unisource Worldwide, Inc. under the terms of definitive agreements that would result in the creation of a new, publicly-traded company. On June 13, 2014, the Form S-1 Registration Statement of Veritiv Corporation, a wholly owned subsidiary of International Paper formed for the purpose of effecting the spin-off and merger, was declared effective by the Securities and Exchange Commission. On July 1, 2014, International Paper completed the spin-off of xpedx to the International Paper shareholders. Immediately following the spin-off, UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc., merged with and into xpedx to form a new, publicly-traded company known as Veritiv Corporation ("Veritiv").
Because Veritiv’s registration as a reporting company under the Securities Exchange Act of 1934 became effective in the second quarter and the spin-off and merger transactions were not consummated until the third quarter, the condensed combined financial statements presented in this Quarterly Report on Form 10-Q (“Form 10-Q”) include only legacy xpedx activity for the periods presented. Additionally, certain limited pro forma consolidated financial information for the combined company is included in this Form 10-Q in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Beginning with the quarterly period ending September 30, 2014, Veritiv will report consolidated financial results for the combined company.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

xpedx
(A Business of International Paper Company)
Condensed Combined Statements of Operations and Comprehensive Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited, in Millions)		(Unaudited, in Millions)
Net sales (including sales to a related-party of $12.3 and $13.5 for the three months ended June 30, 2014 and 2013, respectively, and $24.3 and $27.5 for the six months ended June 30, 2014 and 2013, respectively)	$1,329.0	$1,402.9	$2,636.4	$2,791.3

Cost of products sold (including purchases from a related-party of $136.5 and $139.8 for the three months ended June 30, 2014 and 2013, respectively, and $276.5 and $307.0 for the six months ended June 30, 2014 and 2013, respectively) (exclusive of depreciation and amortization shown separately below)	1,116.7	1,172.1	2,205.2	2,331.4
Distribution expenses	72.0	77.9	149.1	159.4
Selling and administrative expenses	132.0	135.8	260.6	274.9
Depreciation and amortization	4.3	4.1	8.9	8.4
Restructuring (income) charges	(0.9)	17.3	(1.1)	24.4
Operating income (loss)	4.9	(4.3)	13.7	(7.2)
Other income, net	(0.1)	(0.6)	(0.6)	(2.1)
Income (loss) from continuing operations before income taxes	5.0	(3.7)	14.3	(5.1)
Income tax provision (benefit)	2.1	(1.4)	5.8	(1.9)
Income (loss) from continuing operations	2.9	(2.3)	8.5	(3.2)
(Loss) income from discontinued operations, net of income taxes	—	(0.1)	(0.1)	0.1
Net income (loss)	2.9	(2.4)	8.4	(3.1)

Other comprehensive income, net of tax:
Change in cumulative foreign currency translation adjustment	—	(0.6)	0.6	0.4
Total comprehensive income (loss), net of tax	$2.9	$(3.0)	$9.0	$(2.7)

The accompanying notes are an integral part of these condensed combined financial statements.

xpedx
(A Business of International Paper Company)
Condensed Combined Balance Sheets

	June 30,	December 31,
	2014	2013
		(as restated, see Note 13)
	(Unaudited, in Millions)
Assets
Current assets:
Cash and cash equivalents	$3.9	$5.7
Accounts receivable, less allowances of $17.0 and $22.7 in 2014 and 2013, respectively	657.0	669.7
Related-party receivable	0.8	10.1
Inventories, net	365.3	360.9
Other current assets	24.7	26.3
Assets held for sale	6.5	9.3
Total current assets	1,058.2	1,082.0

Property and equipment, net	99.5	107.1
Other non-current assets	6.7	9.4
Goodwill	26.4	26.4
Other intangibles, net	8.6	9.3
Deferred income tax assets	21.9	22.7
Total assets	$1,221.3	$1,256.9

Liabilities and parent company equity
Current liabilities:
Accounts payable	$348.8	$357.3
Related-party payable	1.9	2.6
Accrued payroll and benefits	55.4	54.9
Deferred income tax liabilities	14.0	13.5
Other accrued liabilities	34.1	36.5
Total current liabilities	454.2	464.8
Non-current liabilities	10.9	12.5
Total liabilities	465.1	477.3

Commitments and contingent liabilities (Note 7)
Parent company equity:
Parent company investment	760.3	784.3
Accumulated other comprehensive loss	(4.1)	(4.7)
Total parent company equity	756.2	779.6
Total liabilities and parent company equity	$1,221.3	$1,256.9

The accompanying notes are an integral part of these condensed combined financial statements.

xpedx
(A Business of International Paper Company)
Condensed Combined Statements of Cash Flows

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited, in Millions)
Operating activities
Net income (loss)	$8.4	$(3.1)
(Loss) income from discontinued operations, net of income taxes	(0.1)	0.1
Income (loss) from continuing operations	8.5	(3.2)
Depreciation and amortization	8.9	8.4
Net gains on sales of fixed assets	(1.5)	(7.5)
Provision for allowance for doubtful accounts	4.0	1.5
Deferred income tax provision	1.5	1.5
Stock-based compensation	4.3	7.8
Changes in assets and liabilities:
Accounts receivable	19.5	9.2
Inventories, net	(4.4)	(7.4)
Accounts payable and accrued liabilities	(4.7)	31.9
Other	1.9	(9.1)
Cash provided by operating activities – continuing operations	38.0	33.1
Cash used for operating activities – discontinued operations	(1.1)	(1.3)
Cash provided by operating activities	$36.9	$31.8

Investing activities
Invested in capital projects	$(1.3)	$(6.2)
Proceeds from asset sales	4.8	18.9
Other	0.1	(0.1)
Cash provided by investing activities – continuing operations	3.6	12.6
Cash provided by investing activities – discontinued operations	—	—
Cash provided by investing activities	$3.6	$12.6

Financing activities
Net transfers to Parent	$(37.9)	$(33.7)
Change in book overdrafts	(6.1)	(13.0)
Cash used for financing activities – continuing operations	(44.0)	(46.7)
Cash provided by (used for) financing activities – discontinued operations	1.1	(1.4)
Cash used for financing activities	$(42.9)	$(48.1)
Effect of exchange rate changes on cash	0.6	0.4

Change in cash and cash equivalents	(1.8)	(3.3)
Cash and cash equivalents at beginning of period	5.7	15.4
Cash and cash equivalents at end of period	$3.9	$12.1

Supplementary cash flow information
Income taxes paid, net of refunds	$0.4	$0.4

Non-cash transactions
Property additions included in accounts payable	$—	$0.4
The accompanying notes are an integral part of these condensed combined financial statements.

xpedx
(A Business of International Paper Company)
Condensed Combined Statements of Changes in Parent Company Equity

	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Parent Company Equity
	(Unaudited, in Millions, as restated, see Note 13)
Balance at December 31, 2012	$819.2	$(6.1)	$813.1
Net income	0.2	—	0.2
Other comprehensive income, net of tax	—	1.4	1.4
Net transfers to parent	(35.1)	—	(35.1)
Balance at December 31, 2013	$784.3	$(4.7)	$779.6
Net income	8.4	—	8.4
Other comprehensive income, net of tax	—	0.6	0.6
Net transfers to parent	(32.4)	—	(32.4)
Balance at June 30, 2014	$760.3	$(4.1)	$756.2
The accompanying notes are an integral part of these condensed combined financial statements.

xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)

1. Background and Basis of Presentation

xpedx ("xpedx" or the "Company") was a business-to-business distributor of paper, packaging and facility supplies products in North America that operated 85 distribution centers in the U.S. and Mexico. xpedx distributed products and services to a number of customer markets including: printers, publishers, data centers, manufacturers, higher education institutions, healthcare facilities, sporting and performance arenas, retail, government agencies, property managers and building service contractors.

On July 1, 2014 (the "Distribution Date"), International Paper Company ("International Paper") completed the previously announced spin-off of xpedx to the International Paper shareholders (the "Spin-off"). Immediately following the Spin-off, UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc., merged (the "Merger") with and into Veritiv Corporation ("Veritiv") to form a new, publicly-traded company. The primary reason for the business combination was to create a North American business-to-business distribution company with a broad geographic reach, extensive product offering and a differentiated and leading service platform. The Merger will be reflected in Veritiv’s financial statements using the acquisition method of accounting, with Veritiv being considered the accounting acquirer of UWW Holdings, Inc.

On the Distribution Date:

•
8,160,000 shares of Veritiv common stock were distributed on a pro rata basis to the International Paper shareholders of record as of the close of business on June 20, 2014. Immediately following the Spin-off, but prior to the Merger, International Paper’s shareholders owned all of the shares of Veritiv common stock outstanding, and

•	A special payment of $400.0 million was distributed to International Paper.

In addition to the $400.0 million special payment, International Paper also has a potential earnout payment of up to $100.0 million that would become due in 2020 if Veritiv's aggregate EBITDA for fiscal years 2017, 2018 and 2019 exceeds an agreed-upon target of $759.0 million, subject to certain adjustments. The $400.0 million special payment and the $100.0 million potential earnout payment will be reflected by Veritiv as a reduction to equity at the time of payment.

Immediately following the Spin-off on the Distribution Date:

•
UWW Holdings, LLC, the sole shareholder of UWW Holdings, Inc., received 7,840,000 shares of Veritiv common stock for all outstanding shares of UWW Holdings, Inc. common stock that it held on the Distribution Date, in a private placement transaction,

•
Veritiv and UWW Holdings, LLC entered into a registration rights agreement (the "Registration Rights Agreement") that entitles UWW Holdings, LLC to transfer Veritiv’s common stock to one or more of its affiliates or equity holders. Additionally, UWW Holdings, LLC may exercise registration rights on behalf of such transferees if such transferees become a party to the Registration Rights Agreement. The agreement also provides UWW Holdings, LLC with certain demand registration rights and piggyback registration rights,

•
Veritiv and UWW Holdings, LLC entered into a tax receivable agreement (the "Tax Receivable Agreement") that sets forth the terms by which Veritiv generally will be obligated to pay UWW Holdings, LLC an amount equal to 85% of the U.S. federal, state and Canadian income tax savings, if any, that Veritiv actually realizes as a result of the utilization of Unisource Worldwide, Inc.’s net operating losses attributable to taxable periods prior to the date of the Merger, and xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

•
UWW Holdings, LLC received approximately $38.6 million of cash proceeds associated with customary working capital adjustments, net indebtedness and transaction expenses related adjustments that are subject to finalization within a 90-day period after the Distribution Date.

After the completion of the Spin-off and the Merger, International Paper shareholders owned approximately 51%, and UWW Holdings, LLC owned approximately 49%, of the shares of Veritiv common stock on a fully-diluted basis.

After the Distribution Date, International Paper does not beneficially own any shares of Veritiv common stock and, following such date, the financial results of Veritiv will no longer be consolidated in International Paper’s financial results. Veritiv’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission ("SEC"), was declared effective on June 13, 2014. Veritiv’s common stock began regular-way trading on the New York Stock Exchange on July 2, 2014 under the ticker symbol VRTV. See Note 12, Subsequent Events, for further details.

References in the notes to the condensed combined financial statements to International Paper or Parent refers to International Paper Company and its consolidated subsidiaries (other than Veritiv).

Basis of Combination

The unaudited interim condensed combined financial statements for the three and six months ended June 30, 2014 and 2013, and balance sheet as of June 30, 2014, included herein have not been audited by an independent registered public accounting firm, but in our opinion, all adjustments (which include normal recurring adjustments) necessary to make a fair statement of the financial position at June 30, 2014, and the results of operations and the statements of cash flows for the periods presented herein have been made. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the operating results expected for Veritiv for the full fiscal year. As the Merger was after June 30, 2014, the Company’s results of operations include only legacy xpedx activity.
The unaudited interim condensed combined financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules or regulations. These interim condensed combined financial statements should be read in conjunction with the xpedx audited combined financial statements and notes thereto included in the Company's Registration Statement on Form S-1.
The preparation of the unaudited interim condensed combined financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses, and certain financial statement disclosures. Significant estimates in these unaudited interim condensed combined financial statements include revenue recognition, accounts receivable valuation, inventory valuation, postretirement benefits, income tax and goodwill and other intangible asset impairment. Estimates are revised as additional information becomes available.
These condensed combined financial statements reflect the historical financial position, results of operations, changes in parent company equity and cash flows of xpedx for the periods presented as xpedx was historically managed within International Paper. The condensed combined financial statements have been prepared on a carve-out basis and are derived from the consolidated financial statements and accounting records of International Paper. The condensed combined financial statements have been prepared in United States ("U.S.") dollars and in accordance with generally accepted accounting principles in the U.S. ("GAAP"). xpedx’s condensed combined xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

financial statements may not be indicative of Veritiv’s future performance and do not necessarily reflect what xpedx's results of operations, financial position and cash flows would have been had it operated as an independent company during the periods presented.
The condensed combined financial statements include expense allocations for certain functions previously provided by International Paper, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount or other measures. During the three months ended June 30, 2014 and 2013, the Company was allocated $15.7 million and $16.5 million, respectively, and during the six months ended June 30, 2014 and 2013, the Company was allocated $28.7 million and $39.5 million, respectively, of general corporate expenses incurred by International Paper which are included within Selling and administrative expenses in the condensed combined statements of operations and comprehensive income. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expenses the Company would have incurred as an independent company for the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company is unable to determine what such costs would have been had the Company been independent. Following the Spin-off and Merger, Veritiv will perform these functions using its own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by International Paper under a transition services agreement. Such expenses are to be reimbursed by Veritiv to International Paper. In addition to the transition services agreement, Veritiv entered into several commercial agreements with International Paper in connection with the above described transaction.

Intercompany transactions between the Company and International Paper have been included in these condensed combined financial statements and were primarily considered to be effectively settled for cash in the condensed combined financial statements at the time the transaction was recorded. For those intercompany transactions historically settled in cash between the Company and International Paper, the Company has separately disclosed those balances in the balance sheet as of June 30, 2014 and December 31, 2013, as related-party receivables and payables. The total net effect of the settlement of these intercompany transactions, exclusive of those historically settled in cash, is reflected in the condensed combined statements of cash flows as a financing activity and in the condensed combined balance sheets as parent company investment.

International Paper’s debt and the related interest expense have not been allocated to the Company for any of the periods presented because the Company is not the legal obligor of the debt and International Paper borrowings were not directly attributable to the Company’s business.

International Paper maintains self-insurance programs at the corporate level. The Company was allocated a portion of the expenses associated with these programs as part of the general corporate overhead expense allocation. No self-insurance reserves were allocated to the Company as the self-insurance reserves represented obligations of International Paper, which are not transferrable.

International Paper uses a centralized approach to cash management and financing its operations. Transactions between International Paper and the Company were accounted for through parent company investment. Accordingly, none of the cash, cash equivalents, debt or related interest expense at the Parent level was assigned to the Company in the condensed combined financial statements. Cash and cash equivalents in the condensed combined balance sheets represents cash and cash equivalents held locally by certain of the Company’s entities.

xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

The Company ceased certain of its operations, and where appropriate, these operations have been reflected as discontinued operations in the condensed combined financial statements. See Note 4 for further discussion.

The Company operated on a calendar year-end. Going forward, Veritiv will also operate on a calendar year-end.

Fair Value of Financial Instruments

The Company’s financial instruments consisted primarily of cash, trade accounts receivable, accounts payable and other components of other current assets and other current liabilities, in which the carrying amount approximates fair value due to the short maturity of these items.

Intangible assets acquired in a business combination were recorded at fair value, and the Company reviews indefinite lived intangible assets for impairment by comparing the fair value of the assets, estimated using an income approach, with their carrying value. Additionally, when performing annual goodwill impairment testing, the Company estimated the fair value of its reporting units using the projected future cash flows to be generated by each unit over the estimated remaining useful operating lives of the unit’s assets, discounted using the estimated cost of capital for each reporting unit.

The guidance for fair value measurements and disclosures sets out a fair value hierarchy that groups fair value measurement inputs into the following three classifications:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market-based inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Unobservable inputs for the asset or liability reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

In valuing intangible assets acquired in a business combination as well as in performing annual and interim, if applicable, intangible asset impairment testing, the Company utilized, and Veritiv will utilize going forward, a combination of Level 1, 2 and 3 inputs.

Pro Forma Earnings per Share

As a result of the Spin-off and immediately prior to the Merger described above, on July 1, 2014, Veritiv had 8,160,000 shares of common stock outstanding, and this share amount is being utilized to calculate pro forma earnings per share for all periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in Millions, except per share and number of shares data)	2014	2013	2014	2013
Pro forma earnings (loss) per share	$0.36	$(0.29)	$1.03	$(0.38)
xpedx Net income (loss)	$2.9	$(2.4)	$8.4	$(3.1)
Veritiv pro forma shares outstanding	8,160,000	8,160,000	8,160,000	8,160,000

No diluted earnings per share is presented in the table above as no Veritiv dilutive securities have been issued or granted.

xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

2. Recent Accounting Developments
Foreign Currency Matters
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-05, Foreign Currency Matters, which provides the standards for parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. ASU 2013-05 is effective for reporting periods beginning after December 15, 2013. The application of the requirements of this guidance did not have a material effect on the condensed combined financial statements.
Income Taxes
In July 2013, the FASB issued ASU 2013-11, Income Taxes, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. This guidance should be applied to all unrealized tax benefits that exist as of the effective date which is fiscal years beginning after December 15, 2013, and interim periods within those years. The application of the requirements of this guidance did not have a material effect on the condensed combined financial statements.
Discontinued Operations - Presentation of Financial Statements and Property, Plant, and Equipment
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 amends the requirements for reporting and disclosing discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results. ASU 2014-08 is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted, and is to be applied prospectively. The adoption of the provisions of ASU 2014-08 is not expected to have a material impact on Veritiv's financial position or results of operations.
Revenue Recognition Standard
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016 for public entities. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. Early adoption is not permitted. Veritiv is currently in the process of evaluating the potential impact of adopting ASU 2014-09.

3. Restructuring Charges

During 2010, the Company completed a strategic assessment of its operating model, resulting in the decision to begin a multi-year restructuring plan. The restructuring plan involved the establishment of a lower cost operating model in connection with the repositioning of the Print segment in consideration of changing market considerations. The restructuring plan included initiatives to: (i) optimize the warehouse network, (ii) improve the efficiency of the sales team and (iii) reorganize the procurement function. Management launched the plan in 2011.

The restructuring plan identified locations to be affected and a range of time for specific undertakings. A severance liability was established when positions to be eliminated were identified and communicated to the respective affected employees. Generally, severance arrangements were based on years of employee service.

xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

2014
During the three months ended June 30, 2014, no new restructuring actions were taken. During the three and six months ended June 30, 2014, two warehouses were closed as part of the identified restructuring plan. The Company recorded total restructuring income of $0.9 million and $1.1 million before taxes and $0.6 million and $0.7 million after taxes for the three and six months ended June 30, 2014, respectively. These amounts included:

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
	Before-Tax	After-Tax	Before-Tax	After-Tax
	Charges	Charges	Charges	Charges
	(In Millions)		(In Millions)
Facility costs	$—	$—	$0.2	$0.1
Severance	0.1	0.1	0.1	0.1
Personnel costs	0.1	0.1	0.2	0.1
Accelerated amortization and depreciation	—	—	—	—
Professional services	—	—	—	—
Gain on sale of fixed assets	(1.1)	(0.8)	(1.6)	(1.0)
Total	$(0.9)	$(0.6)	$(1.1)	$(0.7)
2013
During the three and six months ended June 30, 2013, the Company closed a total of three warehouses as part of the identified restructuring plan. The Company recorded total restructuring charges of $17.3 million and $24.4 million before taxes and $10.5 million and $14.8 million after taxes for the three and six months ended June 30, 2013, respectively. These charges included:

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
	Before-Tax	After-Tax	Before-Tax	After-Tax
	Charges	Charges	Charges	Charges
	(In Millions)		(In Millions)
Facility costs	$7.6	$4.7	$10.3	$6.3
Severance	6.5	3.9	12.2	7.4
Personnel costs	4.5	2.7	7.7	4.7
Accelerated amortization and depreciation	0.3	0.2	0.3	0.2
Professional services	0.2	0.1	0.9	0.5
Gain on sale of fixed assets	(1.8)	(1.1)	(7.0)	(4.3)
Total	$17.3	$10.5	$24.4	$14.8

The corresponding liability and activity during the periods presented are detailed in the table below. The restructuring liability is included within Non-current liabilities ($0.6 million and $1.9 million at June 30, 2014 and December 31, 2013, respectively) and Other accrued liabilities ($3.0 million at June 30, 2014 and $5.8 million at December 31, 2013) in the condensed combined balance sheets.

xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

Total
(In Millions)
Liability at December 31, 2012	$3.8
Additional provision	44.0
Payments	(39.7)
Adjustment of prior year's estimate	(0.4)
Liability at December 31, 2013	7.7
Additional provision	0.1
Payments	(3.9)
Adjustment of prior year's estimate	(0.3)
Liability at June 30, 2014	$3.6
4. Discontinued Operations

During 2011, the Company ceased its Canadian operations which provided distribution of printing supplies to Canadian based customers. Additionally, the Company ceased its printing press distribution business which was located in the U.S. Historically, both of these businesses had been included in the Company’s Print segment. As the operations and cash flows of these components have been eliminated from the ongoing operations of the Company, and going forward, Veritiv will not have any significant continuing involvement in the operations of the components, these components are included in discontinued operations for all periods presented.

Net sales, income from operations and loss on disposition for discontinued operations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)		(In Millions)
Net sales	$—	$—	$—	$—

Loss from operations	$—	$(0.1)	$(0.1)	$(0.2)
Restructuring and disposal income	—	—	—	0.3
(Loss) income from discontinued operations	$—	$(0.1)	$(0.1)	$0.1
5. Supplementary Financial Statement Information
Accounts Receivable
Accounts receivable, net, consists of the following:

	June 30,	December 31,
	2014	2013
	(In Millions)
Accounts receivable	$674.0	$692.4
Less: allowances	(17.0)	(22.7)
Accounts receivable, net	$657.0	$669.7

Accounts receivables are recognized net of allowances that primarily consist of allowances for doubtful accounts of $16.7 million and $22.5 million with the remaining balance of $0.3 million and $0.2 million being comprised xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

of reserves for sales returns for the periods ending June 30, 2014 and December 31, 2013, respectively. The allowance for doubtful accounts reflects the best estimate of losses inherent in the Company’s accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. The allowance is inclusive of credit risks, returns, discounts and any other items affecting the realization of these assets. Accounts receivable are written off when management determines they are uncollectible.

Inventories, Net
Inventories are primarily valued at cost as determined by the last-in, first-out method ("LIFO"). Such valuations are not in excess of market. Elements of cost in inventories include the purchase price invoiced by a supplier, plus inbound freight and related costs, and are reduced by estimated volume-based rebates and purchase discounts available from certain suppliers.

The Company’s inventories were, and Veritiv's inventories are, comprised of finished goods. Approximately 97% of inventories were valued using this method as of June 30, 2014 and December 31, 2013. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $76.3 million and $76.6 million at June 30, 2014 and December 31, 2013, respectively.
Goodwill
Goodwill has been recognized in connection with the Company’s acquisitions. Goodwill will be tested by Veritiv on October 1st for impairment or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The impairment test performed by xpedx during the fourth quarter of 2013 did not result in an impairment charge to goodwill.
Other Current Assets
The components of Other current assets were as follows at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In Millions)
Rebates receivable	$16.6	$18.4
Prepaid expenses	5.9	5.6
Other	2.2	2.3
Other current assets	$24.7	$26.3
Assets Held for Sale
As part of the Company’s restructuring activities described in Note 3, certain land, buildings and improvements have been classified as held for sale within the condensed combined balance sheets as of June 30, 2014 and December 31, 2013, as the Company has committed to a plan to sell the identified assets and the assets are available for immediate sale.
6. Income Taxes

The difference between the Company’s effective tax rate for the three and six months ending June 30, 2014 and 2013 and the U.S. statutory tax rate of 35% is principally related to certain deductions permanently disallowed for tax, the effect of foreign tax rates being lower than the U.S. statutory tax rate and the state tax provision.

xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

The Company’s reserve for unrecognized tax benefits approximated $0.6 million (excluding related interest) at both June 30, 2014 and December 31, 2013. Generally, tax years 2002 through 2012 remain open and subject to examination by the relevant tax authorities. In 2013, the Company concluded its federal income tax return examination for the tax years 2006–2009.

As a result of the examination, other pending tax audit settlements and the expiration of statutes of limitation, the Company currently estimates that the amount of unrecognized tax benefits could be reduced by up to $0.6 million during the next twelve months with none of the reduction impacting the Company’s or Veritiv's effective tax rate.
7. Commitments and Contingent Liabilities
Guarantees
In connection with sales of property, equipment and other assets, the Company commonly made representations and warranties relating to such assets and, in some instances, may have agreed to indemnify buyers with respect to tax and environmental liabilities, breaches of representations and warranties, and other matters. Where liabilities for such matters are determined to be probable and subject to reasonable estimation, accrued liabilities are recorded at the time of sale as a cost of the transaction. There were no such guarantees at June 30, 2014 and December 31, 2013.

Legal Proceedings

From time to time, the Company is involved in various lawsuits, claims, and regulatory and administrative proceedings arising out of our business relating to general commercial and contract matters, governmental regulations, intellectual property rights, labor and employment matters, tax and other actions.

Although the ultimate outcome of any legal proceeding or investigation cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on Veritiv's cash flows, results of operations or financial condition.
8. Retirement and Post Retirement Benefit Plans

Certain of the Company’s employees participated in defined benefit pension and other post-employment benefit plans (the "Plans") sponsored by International Paper and accounted for by International Paper in accordance with accounting guidance for defined benefit pension and other post-employment benefit plans. The total cost of the Plans was determined by actuarial valuation, and the Company received an allocation of the service cost of the Plans based upon a percent of salaries. The amount of net pension and other post-employment benefit expense attributable to the Company related to these International Paper sponsored plans was $4.1 million and $3.8 million for the three months ended June 30, 2014 and 2013, respectively, and $8.0 million and $7.6 million for the six months ended June 30, 2014 and 2013, respectively, and is reflected within Cost of products sold, Distribution expenses and Selling and administrative expenses in the condensed combined statements of operations and comprehensive income. Veritiv will not maintain defined benefit plans for its non-bargained workforce from and after the Distribution Date.

The Company also contributed to, and Veritiv will continue to contribute to, multiemployer pension plans for certain collective bargaining U.S. employees that are not sponsored by International Paper. The risks of participating in these multiemployer pension plans are different from a single employer plan in the following aspects:

xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

•	Assets contributed to the multiemployer plans by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be inherited by the remaining participating employers.

•
If the Company stops participating in the multiemployer plan, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company made contributions to the bargaining unit supported multiemployer pension plans of approximately $0.6 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.
9. Incentive Plans

Prior to the Spin-off, certain xpedx employees participated in International Paper’s incentive stock program. In conjunction with the Spin-off, Veritiv adopted the Veritiv Corporation 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”).  The total number of shares of Veritiv Common Stock that may be issued under the Omnibus Incentive Plan, subject to certain adjustment provisions, is 2,080,000 shares. Veritiv may grant options, stock appreciation rights, stock purchase rights, restricted shares, restricted stock units, dividend equivalents, deferred share units, performance shares, performance units and other equity-based awards under the Omnibus Incentive Plan. Awards may be granted under the Omnibus Incentive Plan to any employee, director, consultant or other service provider of Veritiv or a subsidiary of Veritiv. To date, no awards have been granted pursuant to the Omnibus Incentive Plan.

As of June 30, 2014, all equity awards held by employees of the Company were granted under International Paper’s 2009 Incentive Compensation Plan ("ICP") or predecessor plans. The ICP authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards, and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors of International Paper that administers the ICP (the "Committee"). Restricted stock units were also awarded to certain non-U.S. employees. The following disclosures represent the Company’s portion of such plans.

Performance Share Plan
Under the Performance Share Plan ("PSP"), contingent awards of International Paper common stock are granted by the Committee. The PSP awards are earned over a three-year period. For the 2010 and 2011 grants, one-fourth of the award is earned during each of the three twelve-month periods, with the final one-fourth portion earned over the full three-year period. Beginning with the 2012 grant, the award is earned evenly over a thirty-six-month period. PSP awards are earned based on the achievement of defined performance rankings of return on investment ("ROI") and total shareholder return ("TSR") compared to ROI and TSR peer groups of companies. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom the awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing price of International Paper on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free rate, expected dividends and the expected volatility for International Paper and its competitors. The expected term is estimated xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on International Paper's historical volatility over the expected term.
Beginning with the 2011 PSP, grants were made in performance-based restricted stock units ("PSUs"). The PSP was paid in unrestricted shares of International Paper stock up until the end of June 30, 2014 and ceased as of July 1, 2014 as a result of the Spin-off and Merger, discussed in Note 1 above. All PSUs issued under the PSP were vested on a pro rata basis at July 1, 2014.
The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP:

Six Months Ended June 30, 2014
Expected volatility	30.84%
Risk-free interest rate	0.78%

The following summarizes PSP activity for the six months ended June 30, 2014:

	International Paper Shares/ Units	Weighted-Average Grant Date Fair Value
		(Actual Dollar)
Outstanding at December 31, 2012	1,093,972	$29.28
Granted	296,888	39.55
Shares issued	(334,228)	28.93
Forfeited	(14,844)	39.55
Outstanding at December 31, 2013	1,041,788	$32.21
Granted	173,776	47.66
Shares issued	(451,431)	28.04
Forfeited	(8,689)	47.66
Outstanding at June 30, 2014	755,444	$38.16
Executive Continuity and Restricted Stock Award Programs
The Executive Continuity Award ("ECA") program provided for the granting of tandem awards of restricted stock and/or nonqualified stock options to key executives. Grants were restricted and awards conditioned on attainment of a specified age. The awarding of a tandem stock option results in the cancellation of the related restricted shares.

The service-based Restricted Stock Award program ("RSA"), designed for recruitment, retention and special recognition purposes, also provides for awards of restricted stock to key employees. The program ceased as of July 1, 2014 as a result of the Spin-off and Merger, as discussed in Note 1 above.  All awards outstanding at June 30, 2014 were vested on a pro rata basis at July 1, 2014.

xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

The following summarizes the activity of the ECA and RSA programs for the period ended June 30, 2014:

	International Paper Shares/ Units	Weighted-Average Grant Date Fair Value
		(Actual Dollar)
Outstanding at December 31, 2012	27,500	$34.43
Granted	—	—
Shares issued	(2,500)	27.24
Outstanding at December 31, 2013	25,000	$35.15
Granted	—	—
Shares issued	—	—
Outstanding at June 30, 2014	25,000	$35.15

Stock-based compensation expense and related income tax benefits were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)		(In Millions)
Total stock-based compensation expense (included in Selling and administrative expense)	$3.2	$3.5	$4.3	$7.8
Income tax benefit related to stock-based compensation	$0.3	$0.9	$1.3	$0.9

At June 30, 2014, $13.1 million of compensation cost, net of estimated forfeitures, related to unvested restricted performance shares, ECA and RSA attributable to future performance had not yet been recognized. This amount would have been recognized in expense over a weighted-average period of 1.8 years had the transactions described in Note 1 not been executed.
10.    Financial Information by Reportable Segment

The Company’s reportable segments, Print, Packaging and Facility Solutions, are consistent with the internal structure used to manage these businesses and the Company’s major product lines. For management purposes, the Company reports the operating performance of each segment based on operating profit.

Net Sales
The following table presents net sales by reportable segment for the three and six months ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)		(In Millions)
Print	$735.1	$791.9	$1,471.4	$1,588.2
Packaging	406.9	395.3	796.9	779.3
Facility Solutions	187.0	215.7	368.1	423.8
Net sales	$1,329.0	$1,402.9	$2,636.4	$2,791.3

xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

Operating Profit
The following table presents operating profit by reportable segment for the three and six months ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)		(In Millions)
Print	$7.2	$4.8	$14.1	$13.6
Packaging	12.6	11.8	26.7	26.4
Facility Solutions	(7.4)	(12.7)	(17.6)	(25.1)
Operating profit	12.4	3.9	23.2	14.9
Corporate items	(7.4)	(7.6)	(8.9)	(20.0)
Income (loss) from continuing operations before income taxes	$5.0	$(3.7)	$14.3	$(5.1)
Restructuring Charges
The following table presents restructuring charges by reportable segment for the three and six months ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)		(In Millions)
Print	$0.1	$6.9	$—	$8.3
Packaging	(0.9)	3.7	(0.9)	4.1
Facility Solutions	(0.1)	1.5	(0.2)	2.0
Corporate	—	5.2	—	10.0
Restructuring (income) charges	$(0.9)	$17.3	$(1.1)	$24.4
Assets
The following table presents total assets by reportable segment as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In Millions)
Print	$629.2	$628.5
Packaging	404.7	418.7
Facility Solutions	182.9	209.1
Corporate	4.5	0.6
Total assets	$1,221.3	$1,256.9

xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

11.	Related-Party Transactions and Parent Company Equity
Related-Party Sales and Purchases
For the three months ended June 30, 2014 and 2013, the Company sold products to other International Paper businesses in the amount of $12.3 million and $13.5 million, respectively, and for the six months ended June 30, 2014 and 2013 in the amount of $24.3 million and $27.5 million, respectively, which is included in Net sales in the condensed combined statements of operations and comprehensive income. The Company also purchased, and Veritiv continues to purchase inventories from other International Paper businesses. The Company purchased and recognized in Cost of products sold inventory from International Paper of $136.5 million and $139.8 million for the three months ended June 30, 2014 and 2013, respectively, and $276.5 million and $307.0 million for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, the aggregate amount of inventories purchased from other International Paper businesses that remained on the Company’s condensed combined balance sheets was $51.7 million and $48.5 million, respectively.
Parent Company Investment
Net transfers (to) from International Paper are included within Parent company equity on the condensed combined balance sheets. All significant intercompany transactions between the Company and International Paper have been included in these condensed combined financial statements and are considered to be effectively settled for cash in the condensed combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the condensed combined statements of cash flows as a financing activity and in the condensed combined balance sheets as Parent company investment. The components of the Net transfers to Parent for the three and six months ended June 30, 2014 and June 30, 2013, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)		(In Millions)
Intercompany sales and purchases, net	$126.6	$124.5	$255.4	$273.9
Cash pooling and general financing activities	(148.2)	(124.3)	(322.5)	(337.5)
Corporate allocations including income taxes	17.9	15.0	34.7	37.5
Total net transfers (to) from Parent	$(3.7)	$15.2	$(32.4)	$(26.1)

On June 27, 2011, the Company borrowed $15.1 million from International Paper bearing interest at 1.86%. Additionally, on August 31, 2011, the Company separately borrowed $5.1 million from International Paper bearing interest of 3.05%. There are no covenants with these promissory notes, and interest was due to International Paper at the maturity date. On December 31, 2013, the Company entered into a General Conveyance Agreement with International Paper whereby the debt was assumed by International Paper, effective immediately.

12. Subsequent Events

Spin-off and Merger Transactions

As discussed in Note 1, on July 1, 2014, the Spin-off and Merger were consummated. After the business combination, International Paper shareholders owned approximately 51%, and UWW Holdings, LLC owned approximately 49%, of the shares of Veritiv common stock on a fully-diluted basis.

xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

As part of the private placement transaction between Veritiv and UWW Holdings, LLC, Veritiv entered into the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, UWW Holdings, LLC may transfer Veritiv’s common stock to one or more of its affiliates or equity holders and may exercise registration rights on behalf of such transferees if such transferees become a party to the Registration Rights Agreement. The Registration Rights Agreement provides UWW Holdings, LLC with certain demand and piggyback registration rights as described more fully in the following paragraph.

UWW Holdings, LLC, on behalf of the holders of shares of Veritiv’s common stock that are party to the Registration Rights Agreement, under certain circumstances and provided certain thresholds described in the Registration Rights Agreement are met, may make a written request to the Company for the registration of the offer and sale of all or part of the shares subject to such registration rights. If the Company registers the offer and sale of its common stock (other than pursuant to a demand registration or in connection with registration on Form S-4 and Form S-8 or any successor or similar forms, or relating solely to the sale of debt or convertible debt instruments) either on its behalf or on the behalf of other security holders, the holders of the registration rights under the Registration Rights Agreement are entitled to include their registrable shares in such registration. The demand rights described will commence 180 days after the Distribution Date. The Company is not required to affect more than one demand registration in any 150-day period or more than two demand registrations in any 365-day period. If Veritiv believes that a registration or an offering would materially affect a significant transaction or would require it to disclose confidential information which it in good faith believes would be adverse to its interest, then Veritiv may delay a registration or filing for no more than 120 days in a 360-day period.

The Merger will be reflected in Veritiv’s financial statements using the acquisition method of accounting, with Veritiv being considered the accounting acquirer of UWW Holdings, Inc. The preliminary estimated purchase price of $411.6 million was determined in accordance with the Merger Agreement, based on the estimated fair value of Veritiv shares transferred on the Distribution Date, preliminary cash payments associated with customary working capital adjustments, net indebtedness and transaction expenses related adjustments, and preliminary contingent liability associated with the Tax Receivable Agreement, to UWW Holdings, LLC. The preliminary purchase price will be allocated to tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Veritiv expects that the valuation process will be completed no later than the second quarter of 2015.

The preliminary estimated purchase price is allocated as follows as of July 1, 2014:

(In Millions)
Current assets	$921.3
Long-term assets	420.5
Identifiable intangible assets	41.7
Total liabilities assumed	(984.0)
Total identifiable net assets	399.5
Goodwill	12.1
Net assets acquired	$411.6

The amounts shown above may change as the final purchase price will be based on the valuation of Veritiv shares transferred, customary working capital adjustments, and valuation of the contingent liability associated with the Tax Receivable Agreement. As the values of certain assets and liabilities presented above are preliminary in nature, they are subject to adjustment as additional information is obtained.

The following unaudited pro forma financial information presents results as if the Merger and the related xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

financing described below occurred on January 1, 2013. The historical consolidated financial information of the Company and UWW Holdings, Inc. has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on the combined results. The unaudited pro forma results do not reflect future events that have occurred or may occur after the transactions, including but not limited to, the impact of any actual or anticipated synergies expected to result from the Merger. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of future operating results.

	Three Months Ended June 30, 2014
	(In Millions, except per share data and number of shares)
	xpedx	Financing Adjustments	UWW Adjustments	Veritiv Pro Forma As Adjusted
Net sales	$1,329.0	—	976.8	$2,305.8

Net earnings (loss)	$2.9	(0.9)	(5.3)	$(3.3)

Earnings (loss) per share of common stock	$0.36			$(0.21)

Veritiv shares outstanding	8,160,000			16,000,000

	Six Months Ended June 30, 2014
	(In Millions, except per share data and number of shares)
	xpedx	Financing Adjustments	UWW Adjustments	Veritiv Pro Forma As Adjusted
Net sales	$2,636.4	—	1,907.5	$4,543.9

Net earnings (loss)	$8.4	(1.8)	(0.5)	$6.1

Earnings (loss) per share of common stock	$1.03			$0.38

Veritiv shares outstanding	8,160,000			16,000,000

	Three Months Ended June 30, 2013
	(In Millions, except per share data and number of shares)
	xpedx	Financing Adjustments	UWW Adjustments	Veritiv Pro Forma As Adjusted
Net sales	$1,402.9	—	1,004.3	$2,407.2

Net earnings (loss)	$(2.4)	(0.8)	3.3	$0.1

Earnings (loss) per share of common stock	$(0.29)			$0.01

Veritiv shares outstanding	8,160,000			16,000,000

xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

	Six Months Ended June 30, 2013
	(In Millions, except per share data and number of shares)
	xpedx	Financing Adjustments	UWW Adjustments	Veritiv Pro Forma As Adjusted
Net sales	$2,791.3	—	1,983.7	$4,775.0

Net earnings (loss)	$(3.1)	(1.5)	(2.4)	$(7.0)

Earnings (loss) per share of common stock	$(0.38)			$(0.44)

Veritiv shares outstanding	8,160,000			16,000,000

Asset-Backed Lending ("ABL") Facility

In conjunction with the Spin-off and Merger, the $400.0 million special payment to International Paper and refinancing of the existing debt of UWW Holdings, Inc., Veritiv entered into a commitment with a group of lenders for a $1.4 billion asset-backed financing ("ABL Facility"). The ABL Facility is comprised of four subfacilities: (i) a $1,180.0 million revolving facility to be made available to Unisource Worldwide, Inc. and xpedx, LLC (collectively, the "U.S. Borrowers"); (ii) a $70.0 million first-in, last-out facility to be made available to the U.S. Borrowers (such facility, along with the facility described in clause (i), the "U.S. Facilities"); (iii) a $140.0 million revolving facility to be made available to Unisource Canada, Inc. (the "Canadian Borrower"); and (iv) a $10.0 million first-in, last-out facility made available to the Canadian Borrower (such facility, along with the facility described in clause (iii), the "Canadian Facilities"). The ABL Facility is available to be drawn in U.S. dollars, in the case of the U.S. Facilities, and in U.S. dollars or Canadian dollars, in the case of the Canadian Facilities, or in other currencies to be agreed.

The ABL Facility will mature and the commitments thereunder will terminate after July 1, 2019, however, it provides for the right of the individual lenders to extend the maturity date of their respective commitments and loans upon the request of the borrowers and without the consent of any other lender. The ABL Facility may be prepaid at the Borrowers' option at any time without premium or penalty and is subject to mandatory prepayment if the outstanding ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. The interest rates applicable to the ABL Facility will be subject to a pricing grid based on average daily excess availability for the previous fiscal quarter. Customary fees will be payable in respect of the ABL Facility.
The ABL Facility requires a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the greater of (i) $90 million and (ii) 10.0% of the lesser of (x) the then applicable borrowing base and (y) the then total effective commitments under the ABL Facility for five days (consecutive), and continuing until such time as specified availability has been in excess of such threshold for a period of 20 consecutive calendar days.
After giving effect to letters of credit of $7.8 million and initial borrowings under the ABL Facility totaling approximately $754.5 million in connection with the transactions, the available borrowing capacity under the ABL Facility, as of July 1, 2014, was approximately $509.9 million.

Tax Receivable Agreement

In connection with the Merger, Veritiv entered into the Tax Receivable Agreement that sets forth the terms by which Veritiv generally will be obligated to pay UWW Holdings, LLC an amount equal to 85% of the U.S.

xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

federal, state and Canadian income tax savings, if any, that Veritiv actually realizes as a result of the utilization of Unisource Worldwide, Inc.’s net operating losses attributable to taxable periods prior to the date of the Merger.

For purposes of the Tax Receivable Agreement, Veritiv’s income tax savings will generally be computed by comparing Veritiv’s actual aggregate U.S. federal, state and Canadian income tax liability for taxable periods (or portions thereof) beginning after the date of the Merger to the amount of Veritiv’s aggregate U.S. federal, state and Canadian income tax liability for the same periods had Veritiv not been able to utilize Unisource Worldwide, Inc.’s net operating losses attributable to taxable periods prior to the date of the Merger. Veritiv will pay to UWW Holdings, LLC an amount equal to 85% of such tax savings, plus interest at a rate of LIBOR plus 1.00%, computed from the earlier of the date that Veritiv filed its U.S. federal income tax return for the applicable taxable year and the date that such tax return was due (without extensions) until payments are made. Under the Tax Receivable Agreement, UWW Holdings, LLC will not be required to reimburse Veritiv for any payments previously made if such tax benefits are subsequently disallowed or adjusted (although future payments under the Tax Receivable Agreement would be adjusted to the extent possible to reflect the result of such disallowance or adjustment).

The Tax Receivable Agreement will be binding on and adapt to the benefit of any permitted assignees of UWW Holdings, LLC and to any successors to any of the parties of the Tax Receivable Agreement to the same extent as if such permitted assignee or successor had been an original party to the Tax Receivable Agreement.

Transition Services Agreement

On the Distribution Date, Veritiv entered into a Transition Services Agreement with International Paper. The fees to be paid by Veritiv under the Transition Services Agreement for the first one-year period from the Distribution Date are estimated to be approximately $40.0 million. The services expected to be performed by International Paper will relate generally to finance and accounting services and information technology services. In addition, Veritiv and International Paper are generally entitled to obtain additional services from the other if those services are needed by the service recipient and were provided to it by the service provider prior to the closing of the transaction, excluding commercial or trade goods and services (or, in the case of services to be received by Veritiv, are services it cannot obtain on commercially reasonable terms from third parties and that are provided by International Paper to its other businesses).
13. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the 2013 combined financial statements, management discovered an error related to the deferred tax effect of the LIFO reserve. The Company incorrectly recognized a deferred tax asset instead of a deferred tax liability.

The following are previously reported and restated balances of affected line items in the condensed combined balance sheets as of December 31, 2013 and the condensed combined statements of changes in parent company equity for the year ended December 31, 2013.

xpedx
(A Business of International Paper Company)
Notes to Condensed Combined Financial Statements (unaudited)
(continued)

Condensed Combined Balance Sheets

	As of December 31, 2013
(In Millions)	As	Adjustments	As
	Reported		Restated
Deferred income tax assets	$55.3	$(55.3)	$—
Total current assets	1,137.3	(55.3)	1,082.0
Total assets	1,312.2	(55.3)	1,256.9
Deferred income tax liabilities	—	13.5	13.5
Total current liabilities	451.3	13.5	464.8
Total liabilities	463.8	13.5	477.3
Parent company investment	853.1	(68.8)	784.3
Total parent company equity	848.4	(68.8)	779.6
Total liabilities and parent company equity	1,312.2	(55.3)	1,256.9

Condensed Combined Statements of Changes in Parent Company Equity

	Parent Company Investment
(In Millions)	As	Adjustments	As
	Reported		Restated
Balance, December 31, 2012	$890.3	$(71.1)	$819.2
Net transfers to Parent	(37.4)	2.3	(35.1)
Balance, December 31, 2013	$853.1	$(68.8)	$784.3

The Company’s condensed combined balance sheets, condensed combined statements of changes in parent company equity and Note 10 Financial Information by Reportable Segment have been restated to correct for this error. This error did not have an impact on the condensed combined statements of operations and comprehensive income or the condensed combined statements of cash flows for the six months ended June 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the condensed combined financial statements and notes thereto, included elsewhere in this report. Certain statements contained in this report regarding the Company’s future operating results, performance, business plans, prospects, guidance and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words “believe,” “expect,” “anticipate,” “intend,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of such terms, or other comparable expressions, as they relate to the Company or its management, have been used to identify such forward-looking statements. All forward-looking statements reflect only the Company’s current beliefs and assumptions with respect to future operating results, performance, business plans, prospects, guidance and other matters, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company’s actual operating results, performance or business plans or prospects to differ materially from those expressed in, or implied by, these statements.
Factors that could cause actual results to differ materially from current expectations include risks and other factors described in the Company’s publicly available reports filed with the SEC, which contain a discussion of various factors that may affect the Company’s business or financial results. Such risks and other factors, which in some instances are beyond the Company’s control, include: the industry-wide decline in demand for paper and related products; procurement and other risks in obtaining packaging, paper and facility products from our suppliers for resale to our customers; increased competition, from existing and non-traditional sources; loss of significant customers; successful integration of the xpedx and Unisource businesses and realization and timing of the expected synergy and other cost savings from the merger; our ability to collect trade receivables from customers to whom we extend credit; fuel cost increases; inclement weather, anti-terrorism measures and other disruptions to the transportation network; our ability to generate sufficient cash to service our debt; our ability to comply with the covenants contained in our debt agreements; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; increasing interest rates; foreign currency fluctuations; changes in accounting standards and methodologies; regulatory changes and judicial rulings impacting our business; adverse results from litigation, governmental investigations or tax related proceedings or audits; the effects of work stoppages, union negotiations and union disputes; our reliance on third-party vendors for various services; and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.
For a more detailed discussion of these factors, see the information under the heading Risk Factors in our Registration Statement on Form S-1 and with other filings we make with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.
The financial data presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations of xpedx has been adjusted to reflect the restatement of xpedx's condensed combined balance sheets as of December 31, 2013 and condensed combined statements of changes in parent company equity as of December 31, 2013. The restatement is more fully described in Note 13 to the condensed combined financial statements of xpedx included elsewhere in this quarterly report. The restatement had no impact on xpedx’s condensed combined statement of operations and comprehensive income or condensed combined statements of cash flows for the six months ended June 30, 2013. The financial information discussed below and included in this quarterly report may not necessarily reflect what our financial condition, results of operations or cash flow would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.
References in the condensed combined financial statements to International Paper or parent refers to International Paper Company.
Overview
Business Overview
xpedx was a business-to-business distributor of paper, packaging and facility supplies products in North America operating 85 distribution centers in the U.S. and Mexico. The Company distributed products and services to a number of customer markets including printers, publishers, data centers, manufacturers, higher education institutions, healthcare facilities, sporting and performance arenas, retail, government agencies, property managers and building service contractors, with no single customer accounting for more than 5% of xpedx's net sales in 2013 and for the three and six months ended June 30, 2014. During the three months ended June 30, 2014, xpedx generated net sales of $1,329.0 million and net income of $2.9 million. During the six months ended June 30, 2014, xpedx generated net sales of $2,636.4 million and net income of $8.4 million.

The xpedx business was organized into three reportable segments: Print, Packaging and Facility Solutions. The following summary describes the products and services offered in each of the segments:

Print: The Print segment includes the sale and distribution of printing and communication papers, publishing papers, digital papers, specialty papers, graphics consumables, wide format papers, graphics equipment and related equipment installation and service. Within this segment, xpedx also operated the Bulkley Dunton Publishing Group ("Bulkley Dunton"), which focuses on the sale of coated and uncoated commercial printing and specialty papers to printers, converters, publishers, retailers and specialty businesses for use in magazines, catalogs, books, directories, gaming, couponing and retail inserts and direct mail. Products sold by Bulkley Dunton were predominately shipped directly from the manufacturer to the customer.

Packaging: The Packaging segment includes the design, sourcing, sale and distribution of customized packaging and packaging equipment and the sale and distribution of custom and standard corrugated boxes, shrink and stretch films, tape, strapping, cushioning, labels, bags, mailers, molded fiber, bio-polymer and plastics and packaging equipment and related equipment installation and service. This segment also includes fulfillment and contract packaging services.

Facility Solutions: The Facility Solutions segment includes the sale and distribution of products necessary to maintain large public facilities, including hand towel and bathroom tissue, cleaning chemicals, disinfectants, skin care products, safety and hazard products, trash bags and receptacles, sanitary maintenance supplies, facilities maintenance equipment and related equipment installation and service. These products were sold to customers for use in their own facilities and for re-distribution.
Industry Considerations
The paper, packaging and facility supplies distribution industry is highly competitive, with numerous regional and local competitors, and is a mature industry characterized by slowing or, in the case of paper, declining net sales growth. Both xpedx's and Veritiv's principal competitors include regional, local and national distributors, national and regional manufacturers, independent brokers and both catalog-based and online business-to-business suppliers. Most of these competitors generally offer a wide range of products at prices comparable to those Veritiv offers, though at varying service levels. Additionally, new competition could arise from non-traditional sources, group purchasing organizations, e-commerce, discount wholesalers, or consolidation among competitors. Veritiv believes it offers the full range of services required to effectively compete, but if new competitive sources appear it may result in margin erosion or make it more difficult to attract and retain customers.
The following summary briefly describes the key competitive landscape for each of xpedx's business segments:
Print: Industry sources estimate that there are hundreds of regional and local companies engaged in the marketing and distribution of paper and graphics products. While we believe there are few national distributors of paper and graphics products similar to xpedx, several regional and local distributors have cooperated together to serve customers nationally. The Company’s customers also have the opportunity to purchase product directly from paper and graphics manufacturers, including International Paper. In addition, competitors also include regional and local specialty distributors, office supply and big box stores, independent brokers and large commercial printers that broker the sale of paper in connection with the sale of their printing services.
Packaging: The packaging market is fragmented consisting of competition from national and regional packaging distributors, national and regional manufacturers of packaging materials, independent brokers and both catalog-based and online business-to-business suppliers. We believe there are few national packaging distributors with substrate neutral design capabilities similar to xpedx's capability.

Facility Solutions: There are few national but numerous regional and local distributors of facility supplies. Several groups of distributors have created strategic alliances among multiple distributors to provide broader geographic coverage for larger customers. Other key competitors include the business-to-business divisions of big box stores, purchasing group affiliates and both catalog-based and online business-to-business suppliers.

Spin-off and Merger Transactions

On July 1, 2014 (the "Distribution Date"), International Paper Company ("International Paper") completed the previously announced spin-off of xpedx to the International Paper shareholders (the "Spin-off"). Immediately following the Spin-off, UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc., merged (the "Merger") with and into Veritiv Corporation ("Veritiv") to form a new, publicly-traded company. The primary reason for the business combination was to create a North American business-to-business distribution company with a broad geographic reach, extensive product offering and a differentiated and leading service platform.
On the Distribution Date:

•
8,160,000 shares of Veritiv common stock were distributed on a pro rata basis to the International Paper shareholders of record as of the close of business on June 20, 2014. Immediately following the Spin-off, but prior to the Merger, International Paper’s shareholders owned all of the shares of Veritiv common stock outstanding, and

•	A special payment of $400.0 million was distributed to International Paper.

In addition to the $400.0 million special payment, International Paper also has a potential earnout payment of up to $100.0 million that would become due in 2020 if Veritiv's aggregate EBITDA for fiscal years 2017, 2018 and 2019 exceeds an agreed-upon target of $759.0 million, subject to certain adjustments. The $400.0 million special payment and the $100.0 million potential earnout payment will be reflected by Veritiv as a reduction to equity at the time of payment.
Immediately following the Spin-off on the Distribution Date:

•
UWW Holdings, LLC, the sole shareholder of UWW Holdings, Inc., received 7,840,000 shares of Veritiv common stock for all outstanding shares of UWW Holdings, Inc. common stock that it held on the Distribution Date, in a private placement transaction,

•
Veritiv and UWW Holdings, LLC entered into a registration rights agreement (the "Registration Rights Agreement") that entitles UWW Holdings, LLC to transfer Veritiv’s common stock to one or more of its affiliates or equity holders. Additionally, UWW Holdings, LLC may exercise registration rights on behalf of such transferees if such transferees become a party to the Registration Rights Agreement. The agreement also provides UWW Holdings, LLC with certain demand registration rights and piggyback registration rights,

•
Veritiv and UWW Holdings, LLC entered into a tax receivable agreement (the "Tax Receivable Agreement") that sets forth the terms by which Veritiv generally will be obligated to pay UWW Holdings, LLC an amount equal to 85% of the U.S. federal, state and Canadian income tax savings, if any, that Veritiv actually realizes as a result of the utilization of Unisource Worldwide, Inc.’s net operating losses attributable to taxable periods prior to the date of the Merger, and

•
UWW Holdings, LLC received approximately $38.6 million of cash proceeds associated with customary working capital adjustments, net indebtedness and transaction expenses related adjustments that are subject to finalization within a 90-day period after the Distribution Date.

After the completion of the Spin-off and the Merger, International Paper shareholders owned approximately 51%, and UWW Holdings, LLC owned approximately 49%, of the shares of Veritiv common stock on a fully-diluted basis.

After the Distribution Date, International Paper does not beneficially own any shares of Veritiv common stock and, following such date, the financial results of Veritiv will no longer be consolidated in International Paper’s financial reporting results. Veritiv’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission ("SEC"), was declared effective on June 13, 2014. Veritiv’s common stock began regular-way trading on the New York Stock Exchange on July 2, 2014 under the ticker symbol VRTV.

On the Distribution Date, Veritiv entered into a transition services agreement (the "Transition Services Agreement") with International Paper. The fees to be paid by Veritiv under the Transition Services Agreement for the first one-year period from the Distribution Date are estimated to be approximately $40.0 million. The services expected to be performed by International Paper will relate generally to finance and accounting services and information technology services. In addition, Veritiv and International Paper are generally entitled to obtain additional services from the other if those services are needed by the service recipient and were provided to it by the service provider prior to the closing of the transaction, excluding commercial or trade goods and services (or, in the case of services to be received by Veritiv, are services it cannot obtain on commercially reasonable terms from third parties and that are provided by International Paper to its other businesses).

The Merger with UWW Holdings, Inc. will be reflected in Veritiv's financial statements using the acquisition method of accounting, with Veritiv being considered the accounting acquirer of UWW Holdings, Inc. The total preliminary estimated purchase price of $411.6 million was determined in accordance with the Merger Agreement, based on the estimated fair value of Veritiv shares transferred on the Distribution Date, preliminary cash payments associated with customary working capital adjustments, net indebtedness and transaction expenses related adjustments, and preliminary contingent liability associated with the Tax Receivable Agreement, to UWW Holdings, LLC. The purchase price will be allocated to tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Veritiv expects that the valuation process will be completed no later than the second quarter of 2015.

Key Performance Measures
Operating income and free cash flow are the primary financial performance measures xpedx and Veritiv use to manage their respective businesses and monitor results of operations. xpedx and Veritiv use operating income to manage performance as it is a comprehensive measure reflecting both growth and efficiency. Free cash flow (cash provided by operations less cash invested in capital projects) is used by xpedx and Veritiv as it is a measure that reflects the effectiveness of managing working capital together with operating earnings and the business’ ability to fund capital requirements. xpedx and Veritiv supplement these primary financial performance measures with

Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, cash and non-cash restructuring, stock-based compensation expense, LIFO (income) expense, severance charges, income (loss) from discontinued operations, net of income taxes and certain other costs) because xpedx and Veritiv believe investors commonly use Adjusted EBITDA as a key financial metric for valuing companies such as Veritiv. In addition, the credit agreement governing the ABL Facility (as defined below) permits the combined company to exclude these and other charges and expenses in calculating Consolidated EBITDA pursuant to such credit agreement. Free cash flow and Adjusted EBITDA are considered by the SEC as non-GAAP financial measures, and are not alternatives to net income, operating income or any other measure prescribed by U.S. generally accepted accounting principles ("GAAP").
Net Sales Trends
Net sales for xpedx for the three months ended June 30, 2014 decreased $73.9 million, or 5.3%, compared to the three months ended June 30, 2013, and $154.9 million, or 5.5%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Net sales declined primarily due to decreases in net sales of our Print and Facility Solutions segments.
Operating Income Trends

Total operating income for xpedx for the three months ended June 30, 2014 increased $9.2 million, or 214.0%, compared to the three months ended June 30, 2013, and $20.9 million, or 290.3%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

xpedx's total operating margin was 0.4% and (0.3)% for the three months ended June 30, 2014 and June 30, 2013, respectively, and was 0.5% and (0.3)% for the six months ended June 30, 2014 and June 30, 2013, respectively. The increase in operating income for both the three and six months ended June 30, 2014 compared to June 30, 2013 is primarily attributable to a decrease in restructuring expenses, selling and administrative expenses and distribution expenses. This improvement in operating income was partially offset by the decline in earnings due to a decline in revenue which was primarily driven by the deterioration of the overall print market.
Free Cash Flow Trends
The Company generated free cash flow of approximately $35.6 million and $25.6 million during the six months ended June 30, 2014 and 2013, respectively. The increase from the six months ended June 2013 to the six months ended June 2014 was primarily attributable to a $5.1 million increase in cash provided by operations and a decrease in cash invested in capital projects of $4.9 million.

The following table presents a reconciliation of free cash flow from cash provided by operations determined in accordance with GAAP:

	Six Months Ended June 30,
	2014	2013
	(In Millions)
Cash provided by operations	$36.9	$31.8
Less: Cash invested in capital projects	(1.3)	(6.2)
Free cash flow	$35.6	$25.6

Free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Other companies in the industry may calculate free cash flow differently than the Company does, limiting its usefulness as a comparative measure. Because of these limitations, free cash flow should not be considered as a measure of discretionary cash available to the Company to invest in the growth of its business.

Adjusted EBITDA
The table below provides a reconciliation of xpedx's Adjusted EBITDA to net income determined in accordance with GAAP for the periods presented herein:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2014	2013	2014	2013
Net income (loss)	$2.9	$(2.4)	$8.4	$(3.1)
Income tax provision (benefit)	2.1	(1.4)	5.8	(1.9)
Depreciation and amortization	4.3	4.1	8.9	8.4
EBITDA	$9.3	$0.3	$23.1	$3.4
Restructuring (income) charges	(0.9)	17.3	(1.1)	24.4
Non-restructuring stock-based compensation	3.2	3.3	4.3	7.8
LIFO expense (income)	3.4	(0.4)	(0.3)	(2.3)
Non-restructuring severance charges	0.6	0.2	2.2	0.6
Merger and integration costs	2.1	—	2.1	—
(Loss) income from discontinued operations, net of income taxes	—	(0.1)	(0.1)	0.1
Adjusted EBITDA	$17.7	$20.8	$30.4	$33.8

Net sales	$1,329.0	$1,402.9	$2,636.4	$2,791.3
Adjusted EBITDA margin	1.3%	1.5%	1.2%	1.2%

During the three months ended June 30, 2014 and 2013, Adjusted EBITDA for xpedx decreased by $3.1 million. The decrease from the three months ended June 2013 compared to the three months ended June 2014 was primarily attributable to a decrease in restructuring charges of $18.2 million offset by an increase in net income of $5.3 million, an income tax provision of $2.1 million compared to a tax benefit of $1.4 million in 2013, an increase of LIFO expense of $3.8 million and $2.1 million of merger and integration costs not present in 2013.

During the six months ended June 30, 2014 and 2013, Adjusted EBITDA for xpedx decreased by $3.4 million. The decrease from the six months ended June 2013 compared to the six months ended June 2014 was primarily attributable to a decrease in restructuring charges of $25.5 million and a decrease in non-restructuring stock-based compensation of $3.5 million offset by an increase in net income of $11.5 million, an income tax provision increase of $7.7 million, as well as an increase in LIFO expense of $2.0 million, an increase of non-restructuring severance charges of $1.6 million and $2.1 million of merger and integration costs not present in 2013.

During the three months ended June 30, 2014 and 2013, Adjusted EBITDA margin for xpedx was approximately 1.3% and 1.5%, respectively, and for the six months ended June 2014 and 2013, Adjusted EBITDA margin for xpedx was approximately 1.2% and 1.2%, respectively. The decrease from the three months ended June 2013 to the three months ended June 2014 was primarily attributable to a decrease in net sales of 5.3%, offset by lower restructuring charges. Adjusted EBITDA margin for the six months ended June 2014 remained consistent compared to prior year due to lower restructuring charges offsetting the decrease in net sales.
Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of xpedx’s results as reported under GAAP. For example, Adjusted EBITDA:

•	Does not reflect the Company’s income tax expenses or the cash requirements to pay its taxes; and

•
Although depreciation and amortization charges are non-cash charges, it does not reflect that the assets being depreciated and amortized will often have to be replaced in the future, and the foregoing metrics do not reflect any cash requirements for such replacements.

Other companies in the industry may calculate Adjusted EBITDA differently than xpedx and Veritiv do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to Veritiv to invest in the growth of its business. xpedx and Veritiv compensate for these limitations by relying primarily on the Company's GAAP results and using Adjusted EBITDA for supplemental purposes. Additionally, Adjusted EBITDA is not an alternative measure of financial performance under GAAP and therefore should be considered in conjunction with net income and other performance measures such as operating income or net cash provided by operating activities and not as an alternative to such GAAP measures.
Results of Operations, Including Business Segments
Overview
The condensed combined financial statements of the Company reflect the historical financial position, results of operations, changes in parent company equity and cash flows of xpedx for the periods presented, as the Company was historically managed within International Paper. These statements have been prepared on a carve-out basis and are derived from the consolidated financial statements and accounting records of International Paper. The Company’s condensed combined financial statements may not be indicative of its future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had it operated as an independent company during the periods presented.
The condensed combined financial statements include expense allocations for certain functions provided by International Paper, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses have been allocated to xpedx on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount or other measures. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expenses xpedx would have incurred as an independent company for the periods presented. Actual costs that may have been incurred if xpedx had been a stand-alone company would depend on a number of factors, including, the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. We are unable to determine what such costs would have been had xpedx been independent.
Comparison of Results of Operations for the Three and Six Months Ended June 30, 2014 and June 30, 2013

The following discussion compares the combined operating results of xpedx for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Increase (Decrease)		2014	2013	Increase (Decrease)
(In Millions)			$	%			$	%
Net sales	$1,329.0	$1,402.9	$(73.9)	(5.3)%	$2,636.4	$2,791.3	$(154.9)	(5.5)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,116.7	1,172.1	(55.4)	(4.7)%	2,205.2	2,331.4	(126.2)	(5.4)%
Distribution expenses	72.0	77.9	(5.9)	(7.6)%	149.1	159.4	(10.3)	(6.5)%
Selling and administrative expenses	132.0	135.8	(3.8)	(2.8)%	260.6	274.9	(14.3)	(5.2)%
Depreciation and amortization	4.3	4.1	0.2	4.9%	8.9	8.4	0.5	6.0%
Restructuring (income) charges	(0.9)	17.3	(18.2)	(105.2)%	(1.1)	24.4	(25.5)	(104.5)%
Operating income (loss)	4.9	(4.3)	9.2	(214.0)%	13.7	(7.2)	20.9	(290.3)%
Other (income) expense, net	(0.1)	(0.6)	0.5	(83.3)%	(0.6)	(2.1)	1.5	(71.4)%
Income tax provision (benefit)	2.1	(1.4)	3.5	(250.0)%	5.8	(1.9)	7.7	(405.3)%
(Loss) income from discontinued operations, net of income taxes	—	(0.1)	0.1	(100.0)%	(0.1)	0.1	(0.2)	(200.0)%
Net income (loss)	$2.9	$(2.4)	$5.3	(220.8)%	$8.4	$(3.1)	$11.5	(371.0)%
Net Sales
For the three months ended June 30, 2014, net sales of $1,329.0 million decreased $73.9 million, or 5.3%, compared to the three months ended June 30, 2013. Net sales declined primarily due to decreases of $56.8 million and $28.7 million in our Print and Facility Solutions segments, respectively.

For the six months ended June 30, 2014, net sales of $2,636.4 million decreased $154.9 million, or 5.5%, compared to the six months ended June 30, 2013. Net sales declined primarily due to decreases of $116.8 million and $55.7 million in our Print and Facility Solutions segments, respectively.

See a further discussion of segment net sales in the section Industry Segment Results.
Cost of Products Sold (Exclusive of Depreciation and Amortization)
For the three months ended June 30, 2014, cost of products sold of $1,116.7 million decreased $55.4 million, or 4.7%, compared to the three months ended June 30, 2013. The decrease is primarily due to the 5.3% decrease in net sales during the period. Other factors that contributed to the fluctuation included (i) a decrease in rebates from vendors of $22.6 million, offset by, (ii) an increase in inventory write-downs of $1.8 million, net of any LIFO effect.

For the six months ended June 30, 2014, cost of products sold of $2,205.2 million decreased $126.2 million, or 5.4%, compared to the six months ended June 30, 2013. The decrease is primarily due to the 5.5% decrease in net sales during the period. Other factors that contributed to the fluctuation included (i) a decrease in rebates from vendors of $46.2 million, offset by, (ii) an increase in inventory write-downs of $1.0 million, net of any LIFO effect.

Segment operating margin is further discussed in the section Industry Segment Results.

Distribution Expenses
For the three months ended June 30, 2014, total distribution expenses of $72.0 million decreased $5.9 million, or 7.6%, compared to the three months ended June 30, 2013, primarily due to lower freight costs of $4.4 million resulting from a decrease in sales volumes and a decrease in salaries and wages of $0.6 million as a result of a reduction in headcount due to an initiative to restructure the organization.

For the six months ended June 30, 2014, total distribution expenses of $149.1 million decreased $10.3 million, or 6.5%, compared to the six months ended June 30, 2013, primarily due to lower freight costs of $7.8 million resulting from a decrease in sales volumes and a decrease in salaries and wages of $2.3 million as a result of a reduction in headcount due to an initiative to restructure the organization.
As a percentage of net sales, distribution expenses decreased from 5.6% for the three months ended June 30, 2013 to 5.4% for the three months ended June 30, 2014, primarily due to a decrease in freight costs of 2.0%.
Distribution expenses as a percentage of net sales for the six months ended June 30, 2014 and June 30, 2013 remained consistent and approximated 5.7%.
Selling and Administrative Expenses
For the three months ended June 30, 2014, selling and administrative expenses of $132.0 million decreased by $3.8 million, or 2.8%, primarily due to lower allocated expenses from International Paper of $1.9 million as well as a $3.3 million decrease in centralized services related to the centralization of design centers, packaging equipment and graphic specialists as a result of a management initiative to restructure the organization, offset by a $1.5 million increase in bad debt expense. As a percentage of net sales, selling and administrative expenses increased from 9.7% for the three months ended June 30, 2013 to 9.9% for the three months ended June 30, 2014 due to a 5.3% decrease in net sales compared to a 2.8% decrease in selling and administrative expenses.

For the six months ended June 30, 2014, selling and administrative expenses of $260.6 million decreased by $14.3 million, or 5.2%, compared to the six months ended June 30, 2013, primarily due to (i) a decrease in salaries, wages and benefits of $19.3 million as a result of a reduction in headcount due to a management initiative to restructure the organization, (ii) lower allocated expenses from International Paper of $8.2 million, (iii) a decrease in travel and entertainment expense of $2.1 million attributable to management’s initiative to reduce non-critical travel and entertainment expenses and (iv) a decrease in professional fees and services of $3.0 million. The decrease is offset by a $19.3 increase in centralized services related to the centralization of design centers, packaging equipment and graphic specialists as a result of a management initiative to restructure the organization. As a percentage of net sales, selling and administrative expenses for the six months ended June 30, 2014 and June 30, 2013 remained relatively consistent at 9.8%.
Restructuring Charges
During 2010, the Company completed a strategic assessment of its operating model, resulting in the decision to undertake a multi-year restructuring plan. The restructuring plan involved the establishment of a lower cost operating model in conjunction with the repositioning of the Print segment in consideration of changing market conditions. The restructuring plan included initiatives to (i) optimize the warehouse network, (ii) improve the efficiency of the sales team and (iii) reorganize the procurement function.

For the three months ended June 30, 2014, restructuring (income) charges of $(0.9) million decreased by $18.2 million, or 105.2%, compared to three months ended June 30, 2013, primarily due to a reduction in restructuring initiatives versus the prior period. Restructuring (income) charges for the three months ended June 30, 2014 are primarily comprised of: (i) a gain on sale of fixed assets of $1.1 million, offset by, (ii) severance costs of $0.1 million and (iii) personnel costs of $0.1 million.

For the six months ended June 30, 2014, restructuring (income) charges of $(1.1) million decreased by $25.5 million, or 104.5%, compared to the six months ended June 30, 2013 primarily due to a reduction in restructuring initiatives versus the prior period. Restructuring charges for the six months ended June 30, 2014 are primarily comprised of: (i) a gain on sale of fixed assets of $1.6 million, offset by, (ii) closure costs to bring the facility to saleable condition of $0.2 million, (iii) severance costs of $0.1 million and (iv) personnel costs of $0.2 million.
Income Taxes
The effective tax rate ("ETR") for the three months ended June 30, 2014 was 42.7% compared to 38.1% for the same period in 2013.  The reduced 2013 ETR as compared to 2014 resulted from a combination of the Company’s pretax loss and unfavorable permanent items for the 2013 period.

The ETR for the six months ended June 30, 2014 was 40.8% compared to 36.9% for the same period in 2013.  The reduced 2013 ETR as compared to 2014 resulted from a combination of the Company’s pretax income positions in 2013 and 2014 and unfavorable permanent items.
Industry Segment Results
Segment operating profits are used by the Company’s management to measure the earnings performance of its segments. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Segment operating profits are defined as earnings from continuing operations before taxes and corporate items.

The table below presents selected data by reportable xpedx segment reconciled to the combined totals:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(In Millions)
Net sales:
Print	$735.1	$791.9	$1,471.4	$1,588.2
Packaging	406.9	395.3	796.9	779.3
Facility Solutions	187.0	215.7	368.1	423.8
Total net sales	$1,329.0	$1,402.9	$2,636.4	$2,791.3

Operating profit (loss):
Print	$7.2	$4.8	$14.1	$13.6
Packaging	12.6	11.8	26.7	26.4
Facility Solutions	(7.4)	(12.7)	(17.6)	(25.1)
Total segment operating profit	12.4	3.9	23.2	14.9
Corporate items	(7.4)	(7.6)	(8.9)	(20.0)
Income (loss) from continuing operations before income taxes	$5.0	$(3.7)	$14.3	$(5.1)

Operating margin:
Print	1.0%	0.6%	1.0%	0.9%
Packaging	3.1%	3.0%	3.4%	3.4%
Facility Solutions	(4.0)%	(5.9)%	(4.8)%	(5.9)%
Total segment operating margin	0.9%	0.3%	0.9%	0.5%
Total operating margin	0.4%	(0.3)%	0.5%	(0.2)%

The principal changes in operating profit, by segment, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, were as follows:

•	The increase in Print operating profit was primarily the result of a reduction in operating expenses of $8.4 million, or 9.8%.

•	Packaging operating profit remained relatively consistent for the two comparable periods.

•	Operating profit for Facility Solutions improved as a result of a decrease in operating expenses of $6.9 million, or 13.2%.

The principal changes in operating profit, by segment, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, were as follows:

•
The increase in Print operating profit was primarily the result of a reduction in operating expenses of $10.8 million, or 6.3%, offset by the decrease in net sales and corresponding cost of products sold.

•	Packaging operating profit remained relatively consistent for the two comparable periods.

•	Operating profit for Facility Solutions improved primarily as a result of a decrease in operating expenses of $12.2 million, or 11.6%.
Print
The table below presents selected data with respect to the xpedx Print segment.

	Three Months Ended June 30,			Six Months Ended June 30,
(In Millions)	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Net sales	$735.1	$791.9	$(56.8)	$1,471.4	$1,588.2	$(116.8)
Operating profit	$7.2	$4.8	$2.4	$14.1	$13.6	$0.5
Operating margin	1.0%	0.6%	0.4%	1.0%	0.9%	0.1%
Comparison of the Three Months Ended June 30, 2014 and June 30, 2013
Print net sales for the three months ended June 30, 2014 decreased by $56.8 million, or 7.2%, compared to the three months ended June 30, 2013. The decrease in net sales was primarily due to a sales volume decline of $44.7 million, or 5.6%, and price erosion due to unfavorable product and customer mix changes of $12.1 million, or 1.5%. Customer losses included within the above sales volume decline was approximately $15.8 million.
Print operating profit for the three months ended June 30, 2014 increased by $2.4 million, or 50.0%, compared to the three months ended June 30, 2013. The increase in operating profit was primarily driven by a reduction in selling and administrative expenses of $7.2 million attributable to the overall decline in operations. This decrease was partially offset by the increase in rebates paid of $1.5 million, an increase in bad debt expense of $1.3 million, and an increase in inventory write-downs of $0.8 million.

Comparison of the Six Months Ended June 30, 2014 and June 30, 2013

Print net sales for the six months ended June 30, 2014 decreased by $116.8 million, or 7.4%, compared to the six months ended June 30, 2013. The decrease in net sales was primarily due to a sales volume decline of $92.5 million, or 5.8%, and price erosion due to unfavorable product and customer mix changes of $24.2 million, or 1.5%. Customer losses included within the above sales volume decline was approximately $33.6 million.

Print operating profit for the six months ended June 30, 2014 increased by $0.5 million, or 3.7%, compared to the six months ended June 30, 2013. The increase in operating profit was primarily driven by a decrease in selling and administrative expenses of $10.5 million attributable to the overall decline in operations, a decrease in restructuring expenses of $8.3 million and a decrease in allocated expenses from International Paper of $1.3 million. The decrease in operating costs was offset by the decrease in net sales and corresponding cost of products sold.

Packaging
The table below presents selected data with respect to the xpedx Packaging segment.

	Three Months Ended June 30,			Six Months Ended June 30,
(In Millions)	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Net sales	$406.9	$395.3	$11.6	$796.9	$779.3	$17.6
Operating profit	$12.6	$11.8	$0.8	$26.7	$26.4	$0.3
Operating margin	3.1%	3.0%	0.1%	3.4%	3.4%	—%
Comparison of the Three Months Ended June 30, 2014 and June 30, 2013
Packaging net sales for the three months ended June 30, 2014 increased by $11.6 million, or 2.9%, compared to the three months ended June 30, 2013. The increase in net sales was primarily due to an increase in sales volumes of $12.9 million, or 3.3%, partially offset by price erosion due to unfavorable product and customer mix changes of $1.3 million, or 0.3%.
Packaging operating profit for the three months ended June 30, 2014 increased by $0.8 million, or 6.8%, compared to the three months ended June 30, 2013. The increase in operating profit is primarily due to a decrease in restructuring costs of $4.6 million, offset by an increase in selling and administrative expenses of $1.9 million, an increase in inventory write-downs of $1.0 million and an increase in bad debt expense of $0.5 million.
Comparison of the Six Months Ended June 30, 2014 and June 30, 2013
Packaging net sales for the six months ended June 30, 2014 increased by $17.6 million, or 2.3%, compared to the six months ended June 30, 2013. The increase in net sales was primarily due to an increase in sales volumes of $18.9 million, or 2.4%, partially offset by price erosion due to unfavorable product and customer mix changes of $1.2 million, or 0.2%.

Packaging operating profit for the six months ended June 30, 2014 increased by $0.3 million, or 1.1%, compared to the six months ended June 30, 2013. The increase in operating profit is primarily due to a decrease in restructuring costs of $5.0 million, offset by an increase in selling and administrative expenses of $3.7 million and an increase in bad debt expense of $1.0 million, both attributable to an overall growth in operations.
Facility Solutions
The table below presents selected data with respect to the xpedx Facility Solutions segment.

	Three Months Ended June 30,			Six Months Ended June 30,
(In Millions)	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Net sales	$187.0	$215.7	$(28.7)	$368.1	$423.8	$(55.7)
Operating profit (loss)	$(7.4)	$(12.7)	$5.3	$(17.6)	$(25.1)	$7.5
Operating margin	(4.0)%	(5.9)%	1.9%	(4.8)%	(5.9)%	1.1%
Comparison of the Three Months Ended June 30, 2014 and June 30, 2013
Facility Solutions net sales for the three months ended June 30, 2014 decreased by $28.7 million, or 13.3%, compared to the three months ended June 30, 2013. The decrease in net sales was primarily driven by a decline in sales volumes of $28.7 million, or 13.3%. Customer losses included within the above decline in sales volumes were approximately $13.0 million.

Facility Solutions operating profit for the three months ended June 30, 2014 increased by $5.3 million, or 41.7%, compared to the three months ended June 30, 2013. The increase in operating profit was primarily driven by a decrease in selling and administrative expenses of $2.1 million and a decrease in distribution expenses of $4.8 million. These decreases were partially offset by the decrease in net sales of 13.3%.
Comparison of the Six Months Ended June 30, 2014 and June 30, 2013
Facility Solutions net sales for the six months ended June 30, 2014 decreased by $55.7 million, or 13.1%, compared to the six months ended June 30, 2013. The decrease in net sales was primarily driven by a decline in sales volumes of $58.1 million, or 13.7%, partially offset by an increase in pricing and product mix shifts of $2.4 million, or 0.6%. Customer losses included within the above decline in sales volumes were approximately $28.2 million related to an overall market decline and management’s decision to reposition its distribution network.

Facility Solutions operating profit for the six months ended June 30, 2014 increased by $7.5 million, or 29.9%, compared to the six months ended June 30, 2013. The increase in operating profit was primarily driven by a decrease in distribution expenses of $8.1 million and a decrease in selling and administrative expenses of $2.9 million, both attributed to the overall decline in operations, and a decrease in restructuring expenses of $2.2 million. These decreases were partially offset by a decrease in rebates from vendors of $3.7 million.
Corporate Items
The principal changes in xpedx corporate items were as follows:

•	The corporate items remained consistent in the three months ended June 30, 2014 and three months ended June 30, 2013 periods.

•
The decrease in corporate items from six months ended 2013 to 2014 of $11.1 million was primarily a result of a $10.0 million decrease in restructuring expenses and a $9.1 million decrease in allocated expenses from International Paper. These decreases were partially offset by a $7.7 million increase in corporate operating expenses attributed to incentive compensation.

Veritiv Pro Forma Adjusted EBITDA

Veritiv Pro Forma Adjusted EBITDA, which gives pro forma effect to the merger of xpedx and UWW Holdings, Inc. and related financing as if they occurred on January 1, 2013, is not a measurement of financial performance under GAAP.  Veritiv Pro Forma Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results under GAAP.  A reconciliation of Veritiv Pro Forma Adjusted EBITDA to Pro Forma condensed combined net income for the periods presented is provided below:

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
(In Millions)	xpedx As Reported	Financing Adjust-ments	UWW Adjust-ments	Veritiv Pro Forma As Adjusted	xpedx As Reported	Financing Adjust-ments	UWW Adjust-ments	Veritiv Pro Forma As Adjusted
Net income (loss)	$2.9	$(0.9)	$(5.3)	$(3.3)	$(2.4)	$(0.8)	$3.3	$0.1
Interest expense, net	—	1.5	6.1	7.6	—	1.3	6.7	8.0
Income tax provision (benefit)	2.1	(0.6)	7.9	9.4	(1.4)	(0.5)	0.2	(1.7)
Depreciation and amortization	4.3	—	6.9	11.2	4.1	—	7.5	11.6
EBITDA	9.3	—	15.6	24.9	0.3	—	17.7	18.0
Restructuring (income) charges	(0.9)	—	—	(0.9)	17.3	—	1.7	19.0
Non-restructuring stock based compensation	3.2	—	—	3.2	3.3	—	0.2	3.5
LIFO (income) expense	3.4	—	1.5	4.9	(0.4)	—	1.6	1.2
Asset impairment charge	—	—	2.8	2.8	—	—	0.2	0.2
Non-restructuring severance charges	0.6	—	0.2	0.8	0.2	—	0.2	0.4
Merger and integration costs	2.1	—	—	2.1	—	—	—	—
(Loss) income from discontinued operations, net of income taxes	—	—	—	—	(0.1)	—	—	(0.1)
Pro Forma Adjusted EBITDA	$17.7	$—	$20.1	$37.8	$20.8	$—	$21.6	$42.4

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
(In Millions)	xpedx As Reported	Financing Adjust-ments	UWW Adjust-ments	Veritiv Pro Forma As Adjusted	xpedx As Reported	Financing Adjust-ments	UWW Adjust-ments	Veritiv Pro Forma As Adjusted
Net income (loss)	$8.4	$(1.8)	$(0.5)	$6.1	$(3.1)	$(1.5)	$(2.4)	$(7.0)
Interest expense, net	—	2.9	12.4	15.3	—	2.5	13.7	16.2
Income tax provision (benefit)	5.8	(1.1)	7.8	12.5	(1.9)	(1.0)	0.3	(2.6)
Depreciation and amortization	8.9	—	13.6	22.5	8.4	—	14.9	23.3
EBITDA	23.1	—	33.3	56.4	3.4	—	26.5	29.9
Restructuring (income) charges	(1.1)	—	0.2	(0.9)	24.4	—	2.5	26.9
Non-restructuring stock based compensation	4.3	—	0.1	4.4	7.8	—	0.4	8.2
LIFO (income) expense	(0.3)	—	1.3	1.0	(2.3)	—	1.3	(1.0)
Asset impairment charge	—	—	2.8	2.8	—	—	0.3	0.3
Gain on sale of joint venture	—	—	(6.6)	(6.6)	—	—	—	—
Non-restructuring severance charges	2.2	—	0.4	2.6	0.6	—	0.2	0.8
Merger and integration costs	2.1	—	—	2.1	—	—	—	—
(Loss) income from discontinued operations, net of income taxes	(0.1)	—	—	(0.1)	0.1	—	—	0.1
Pro Forma Adjusted EBITDA	$30.4	$—	$31.5	$61.9	$33.8	$—	$31.2	$65.0

Liquidity and Capital Resources

Under International Paper’s centralized cash management system, the cash requirements of Veritiv were provided directly by International Paper, and cash generated by the Company was generally remitted directly to International Paper. During the six months ended June 30, 2014 and June 30, 2013, xpedx generated sufficient cash from operating activities to fund its capital spending.

The following table sets forth a summary of cash flows for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
(In Millions)	2014	2013
Net cash provided by (used for):
Operating activities	$36.9	$31.8
Investing activities	3.6	12.6
Financing activities	(42.9)	(48.1)
Operating Activities
Six Months Ended June 30, 2014 Compared with June 30, 2013: xpedx generated $36.9 million of cash from operating activities during the six months ended June 30, 2014, an increase of $5.1 million compared with the $31.8 million generated during the six months ended June 30, 2013. This increase was primarily due to an increase in income from continuing operations, adjusted to exclude non-cash items and deferred income taxes, of $17.2 million, partially offset by $12.3 million of less cash generated by working capital.
Investing Activities
During the six months ended June 30, 2014, cash used for capital expenditures by xpedx was approximately $1.3 million. This was offset by proceeds from the sale of certain assets of $4.8 million.
During the six months ended June 30, 2013, cash used for capital expenditures by xpedx was approximately $6.2 million. This was more than offset by proceeds from the sale of certain assets of $18.9 million.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2014 and 2013 primarily represent transactions between xpedx and International Paper. These transactions are considered to be effectively settled for cash at the time the transaction is recorded. The components of these transactions (or transfers) include (i) cash transfers from xpedx to International Paper, (ii) cash transfers from International Paper to fund xpedx's requirements for working capital and other commitments and (iii) allocation of International Paper’s corporate expenses.
Free Cash Flow
For a discussion of free cash flow, see Key Performance Measures—Free Cash Flow Trends.
Funding and Liquidity Strategy
As a result of the above discussed Spin-off and Merger transactions, Veritiv's capital structure and sources of liquidity will change significantly from xpedx's historical capital structure. Veritiv will no longer participate in cash management and funding arrangements with International Paper. Instead, Veritiv's ability to fund its capital needs will depend on its ongoing ability to generate cash from operations and borrow under the ABL Facility. If Veritiv's cash flows from operating activities are lower than expected, Veritiv will need to borrow under the ABL Facility and may need to incur additional debt or issue additional equity. Although management believes that the arrangements in place at the time of the closing of the transactions will permit Veritiv to finance its operations on acceptable terms and conditions, Veritiv's access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (i) the liquidity of the overall capital markets and (ii) the current state of the economy.
Veritiv management expects that Veritiv's primary future cash needs will be for working capital, capital expenditures, contractual commitments and strategic investments. We expect that cash provided by operating activities and available capacity under the ABL Facility will provide sufficient funds to operate our business and meet other liquidity needs for the twelve months following the closing of the transaction. We expect to generate positive free cash flow before restructuring and integration expenses for the next twelve months.

Veritiv management currently expects the one-time costs associated with achieving anticipated cost savings and other synergies from the transactions to be approximately $225.0 million over a five-year period, including approximately $55.0 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning.
As a result of the transactions, Veritiv may be obligated to pay bonus, severance, change-in-control and other employee payments of approximately $30.0 million to certain Unisource employees.
Capital spending for Veritiv for the second half of 2014 is currently estimated to be $10.0 million, excluding one-time integration costs which may be capitalized.
In conjunction with the Spin-off and Merger, and to refinance existing debt of UWW Holdings, Inc., Veritiv entered into a commitment with a group of lenders for a $1.4 billion asset-backed lending facility ("ABL Facility"). The ABL Facility is comprised of four subfacilities: (i) a $1,180.0 million revolving facility to be made available to Unisource Worldwide, Inc. and xpedx, LLC (collectively, the "U.S. Borrowers"); (ii) a $70.0 million first-in, last-out facility to be made available to the U.S. Borrowers (such facility, along with the facility described in clause (i), the "U.S. Facilities"); (iii) a $140.0 million revolving facility to be made available to Unisource Canada, Inc. (the "Canadian Borrower"); and (iv) a $10.0 million first-in, last-out facility made available to the Canadian Borrower (such facility, along with the facility described in clause (iii), the "Canadian Facilities"). The ABL Facility is available to be drawn in U.S. dollars, in the case of the U.S. Facilities, and in U.S. dollars or Canadian dollars, in the case of the Canadian Facilities, or in other currencies to be agreed.
The ABL Facility will mature and the commitments thereunder will terminate five years after the effective date thereof. The interest rates applicable to the ABL Facility will be subject to a pricing grid based on average daily excess availability for the previous fiscal quarter.

The borrowing base availability under the ABL Facility as of July 1, 2014 was approximately $1,146.6 million for the U.S. Facilities and $125.6 million for the Canadian Facilities for a total of $1,272.2 million. After giving effect to letters of credit of $7.8 million and initial borrowings totaling approximately $754.5 million in connection with the transactions, we had available borrowing capacity of approximately $509.9 million under the ABL Facility as of July 1, 2014.
Off-Balance Sheet Arrangements
xpedx did not have any off-balance sheet arrangements as of June 30, 2014, other than the operating lease obligations discussed below under Contractual Obligations. From and after the Distribution Date, Veritiv does not expect to have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Contractual Obligations
As of June 30, 2014, contractual obligations and commitments were comprised principally of non-cancelable operating leases.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires the Company to establish accounting policies and to make estimates that affect both the amounts and timing of the recording of assets, liabilities, net sales and expenses. Some of these estimates require judgment about matters that are inherently uncertain. Actual amounts will differ from these estimates and could differ materially.

Management has evaluated the accounting policies used in the preparation of the financial statements and related notes presented elsewhere in this quarterly report and believes those policies to be reasonable and appropriate. Management believes that the most critical accounting policies whose application may have a significant effect on the reported results of operations and financial position of the Company, and that can require judgments by management that affect their application, include the accounting for (i) revenue, (ii) contingencies, (iii) impairment or disposal of long-lived assets and goodwill, (iv) pensions and post retirement benefit obligations, (v) stock-based compensation and (vi) income taxes.
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonably assured and delivery has occurred. Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership. Revenue is recorded at the time of shipment for customer terms designated f.o.b. (free on board) shipping point. For sales transactions with customers designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, when title and risk of loss are transferred. Shipping terms are determined on a customer-by-customer or order-by-order basis.
Certain revenues are derived from shipments arranged by the Company made directly from a manufacturer to a customer. The Company is considered to be a principal to these transactions because, among other factors, it controls pricing to the customer and bears the credit risk of the customer defaulting on payment and is the primary obligor. Revenues from these sales are reported on a gross basis in the condensed combined statements of operations and comprehensive income and amounted to $547.2 million and $581.1 million for the three months ended June 30, 2014 and 2013, respectively, and $1,094.3 million and $1,158.5 million for the six months ended June 30, 2014 and 2013, respectively.
Taxes collected from customers relating to product sales and remitted to governmental authorities are accounted for on a net basis. Accordingly, such taxes are excluded from both net sales and expenses.
Contingent Liabilities
Accruals for contingent liabilities, including legal matters, are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel.
Impairment of Long-Lived Assets and Goodwill
An impairment of a long-lived asset exists when the asset’s carrying amount exceeds its expected future undiscounted cash flows and is recorded at its estimated fair value. Goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairments of long-lived assets and goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of goodwill and intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors. These key factors include future selling prices and volumes, operating, raw material, energy and freight costs, and various other projected operating economic factors. As these key factors change in future periods, we will update our impairment analyses to reflect our latest estimates and projections.
Under the provisions of Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other, the testing of goodwill for possible impairment is a two-step process. In the first step, the fair value of our reporting units is compared with their carrying value, including goodwill. If fair value exceeds the carrying value, goodwill is not considered to be impaired. If the fair value of a reporting unit is below the carrying value, then step two is performed to measure the amount of the goodwill impairment loss for the reporting unit. This analysis requires the determination of the fair value of all of the individual assets and liabilities of the reporting unit, including any currently unrecognized intangible assets, as if the reporting unit had been purchased on the analysis date. Once these fair values have been determined, the implied fair value of the unit’s goodwill is calculated as the excess, if any, of the fair value of the reporting unit determined in step one over the fair value of the net assets determined in step two. The carrying value of goodwill is then reduced to this implied value, or to zero if the fair value of the assets exceeds the fair value of the reporting unit, through a goodwill impairment charge.
The impairment analysis requires a number of judgments by management. In calculating the estimated fair value of its reporting units in step one, we use the projected future cash flows to be generated by each unit over the estimated remaining useful operating lives of the unit’s assets, discounted using the estimated cost-of-capital discount rate for each reporting unit. These calculations require many estimates, including discount rates, future growth rates and cost and pricing trends for each reporting unit. Subsequent changes in economic and operating conditions can affect these assumptions and could result in additional interim testing and goodwill impairment charges in future periods. Upon completion, the resulting estimated fair values are then analyzed for reasonableness by comparing them to earnings multiples for historic industry business transactions and by comparing the sum of the reporting unit fair values to the fair value of the Company as a whole.

No goodwill or long-lived asset impairment charges were recorded during the three and six months ended June 30, 2014 or June 30, 2013.

Retirement and Post Retirement Benefit Obligations
Certain of xpedx's employees participated in defined benefit pension and other post-employment benefit plans (the "Plans") sponsored by International Paper and accounted for by International Paper in accordance with accounting guidance for defined benefit pension and other post-employment benefit plans. The total cost of the Plans was determined by actuarial valuation, and the Company received an allocation of the service cost of the Plans based upon a percent of salaries. The amount of net pension and other post-employment benefit expense attributable to xpedx related to these International Paper sponsored plans was $4.1 million and $3.8 million for the three months ended June 30, 2014 and 2013, respectively, and $8.0 million and $7.6 million for the six months ended June 30, 2014 and 2013, respectively. Veritiv will not maintain defined benefit plans for its non-bargained workforce from and after the Distribution Date.

The Company also contributed to, and Veritiv will continue to contribute to, multiemployer pension plans for certain collective bargaining U.S. employees that are not sponsored by International Paper. xpedx made contributions to the bargaining unit supported multiemployer pension plans of $0.6 million during the three months ended June 30, 2014 and 2013, and $1.2 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.

Accounting for Stock-Based Compensation
Prior to the Spin-off, certain xpedx employees participated in International Paper’s incentive stock program. In conjunction with the Spin-off, Veritiv adopted the Veritiv Corporation 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”).  The total number of shares of Veritiv Common Stock that may be issued under the Omnibus Incentive Plan, subject to certain adjustment provisions, is 2,080,000 shares. Veritiv may grant options, stock appreciation rights, stock purchase rights, restricted shares, restricted stock units, dividend equivalents, deferred share units, performance shares, performance units and other equity-based awards under the Omnibus Incentive Plan. Awards may be granted under the Omnibus Incentive Plan to any employee, director, consultant or other service provider of Veritiv or a subsidiary of Veritiv. To date, no awards have been granted pursuant to the Omnibus Incentive Plan.

As of June 30, 2014 and June 30, 2013, all equity awards held by employees of the Company were granted under International Paper’s 2009 Incentive Compensation Plan ("ICP") or predecessor plans. The ICP authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors of International Paper that administers the ICP (the "Committee"). Restricted stock units were also awarded to certain non-U.S. employees.
Under the Performance Share Plan ("PSP"), contingent awards of International Paper common stock are granted by the Committee. The PSP awards are earned over a three-year period. For the 2011 grant, one-fourth of the award was earned during each of the three twelve-month periods, with the final one-fourth portion earned over the full three-year period. Beginning with the 2012 grant, the award was earned evenly over a thirty-six-month period. PSP awards are earned based on the achievement of defined performance rankings of return on investment ("ROI") and total shareholder return ("TSR") compared to ROI and TSR peer groups of companies. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom the awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest.

The service-based Restricted Stock Award program ("RSA"), designed for recruitment, retention and special recognition purposes, also provides for awards of restricted stock to key employees. The program ceased as of July 1, 2014 as a result of the Spin-off and Merger, as discussed in Note 1 to the condensed combined financial statements herein.  All awards outstanding at June 30, 2014 vested on a pro rata basis at July 1, 2014.

Income Taxes
Following the transactions, we expect to record the global tax provision based on the respective tax rules and regulations for the jurisdictions in which we operate. Where we believe that a tax position is supportable for income tax purposes, the item will be included in the appropriate income tax returns. Where treatment of a position is uncertain, liabilities will be recorded based upon our evaluation of the more likely than not outcome considering technical merits of the position based on specific tax regulations and facts of each matter. Changes to recorded liabilities will be made only when an identifiable event occurs that changes the likely outcome, such as settlement with the relevant tax authority, the expiration of statutes of limitation for the subject tax year, change in tax laws, or a recent court case that addresses the matter.
Valuation allowances will be recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies.
While Veritiv believes that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts.

xpedx's effective tax rate was 42.7% and 38.1% for the three months ended June 30, 2014 and 2013, respectively, and 40.8% and 36.9% for the six months ended June 30, 2014 and 2013, respectively.

Recent Accounting Standards Implemented and Accounting Standards Issued and Not Yet Implemented

For a discussion of new accounting standards implemented and accounting standards issued and not yet implemented, see Note 2, Recent Accounting Developments to the condensed combined financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in the Form S-1 Registration Statement filed on June 11, 2014 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations of xpedx--Quantitative and Qualitative Disclosures About Market Risk".

Item 4. CONTROLS AND PROCEDURES

Our management, with the Chief Executive Officer and Chief Financial Officer of the Company, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, except as described in the following paragraph.

During the quarter ended June 30, 2014, we made certain personnel changes, including engagement of third party resources, to ensure that controls related to review and oversight of the xpedx business “carve out” financial statements related to income taxes operated at an appropriate level of precision. We have implemented and refined our income tax oversight controls to review income tax matters, including deferred income taxes reported on the balance sheet, to ensure that such controls are operating at a level of precision to detect errors that could be material to the combined financial statements.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in various lawsuits, claims, and regulatory and administrative proceedings arising out of our business relating to general commercial and contract matters, governmental regulations, intellectual property rights, labor and employment matters, tax and other actions.

Although the ultimate outcome of any legal proceeding or investigation cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on Veritiv’s cash flows, results of operations or financial condition.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 2014.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2014, Veritiv issued 7,840,000 shares of its common stock, par value $0.01 per share, to UWW Holdings, LLC in consideration of the Merger. This issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof because the issuance did not involve any public offering of securities.

Item 5. OTHER INFORMATION

On August 8, 2014, the Compensation and Leadership Development Committee of the Board of Directors (the “Committee”) of Veritiv Corporation (the "Company") approved two cash based compensation programs - a 2014 Short-Year Veritiv Incentive Plan and a Long-Term Transition Incentive Awards program. The following paragraphs provide a brief description of the terms and conditions of these arrangements, which descriptions are qualified in their entirety by reference to the plan and award documents, copies of which are filed as Exhibits 10.15 to 10.19 to this Report.
2014 Short-Year Veritiv Incentive Plan
The 2014 Short-Year Veritiv Incentive Plan (the “Plan”) is a short-term cash incentive compensation plan pursuant to which certain senior and other select management employees of the Company and its subsidiaries, including the Company’s executive officers, will be entitled to cash compensation for meeting or exceeding specified performance objectives for the period July 1, 2014 through December 31, 2014 (the “Performance Period”). The Committee is responsible for the administration of the Plan.
In connection with the approval of the Plan, the Committee approved the eligible participants, established the award opportunities and payout formulas and established the performance objective as the Company’s achievement of a specified level of Adjusted EBITDA for the Performance Period. As defined in the Plan, Adjusted EBITDA means net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other (expense) income, realized gain (loss) on investments, interest expense, equity-based compensation expense, related party management fees, restructuring charges and depreciation and amortization expense and net income attributable to noncontrolling interests, adjusted in the same manner as the Company’s “Consolidated EBITDA” is adjusted pursuant to the ABL Facility; provided, however, that no adjustment will be made that would cause any award opportunity to lose any otherwise available qualification as “performance-based compensation” within the meaning of Section 162(m)(4)(C) of the Code. The amount of an award opportunity, if any, earned by each participant for the Performance Period shall be determined in accordance with the following performance matrix:

Company's Adjusted EBITDA for Performance Period	Payout level (as percentage of Target Award Opportunity)
Below Threshold	0%
Threshold (75% of target)	50%
Target	100%
Maximum (125% of Target)	200%
Straight-line interpolation will be used for performance between levels listed above, subject to applicable rounding conventions determined by the Company.

Following the end of the Performance Period, the Committee shall determine whether and to what extent the performance objective has been achieved and approve the actual payouts to Plan participants. The Committee shall have the discretion to increase, decrease or eliminate any award opportunity payable to any Plan participant, provided however, that in no event will the Committee increase any award opportunity otherwise payable pursuant to the Plan if the Committee has designated the award as intended to qualify as “performance-based compensation” within the meaning of Internal Revenue Code Section 162(m). Payments of award opportunities are subject to forfeiture and recoupment in certain situations set forth in the Plan.
Pursuant to the terms of her employment agreement with the Company dated as of January 28, 2014 (the “Employment Agreement”), Mary A. Laschinger’s 2014 annual bonus is guaranteed to be at least $1,000,000. Accordingly, Ms. Laschinger’s bonus opportunity under the Plan is $1,000,000. Pursuant to the terms of his offer letter with the Company dated as of February 13, 2014 (the “Offer Letter”), Stephen J. Smith’s target bonus opportunity under the Plan is 42.5% of his $550,000 annual base salary, or $233,750.
Long-Term Transition Incentive Awards
The 2014-16 Long-Term Transition Incentive Awards (the “Bridging Awards”) represent long-term cash incentive compensation designed to partially compensate certain legacy xpedx employees and recent new hires with contractual arrangements for foregone equity awards. Mr. Smith and several other executive officers are recipients of Bridging Awards. As Ms. Laschinger is entitled to bridging awards pursuant to the terms of the Employment Agreement, she is not a recipient of Bridging Awards under this program. The Bridging Awards are being made pursuant to three separate award agreements, a 2014 Long-Term Transition Incentive Award, a 2014-15 Long-Term Transition Incentive Award and a 2014-15-16 Long-Term Transition Incentive Award, as well as the general Terms and Conditions of Long-Term Transition Award Opportunities (the “Terms and Conditions”). The Committee is responsible for the administration of the Bridging Awards.
In connection with the approval of the Bridging Awards, the Committee approved the eligible participants, established the award opportunities and payout formulas and established the performance objective as the Company’s achievement of a specified level of Adjusted EBITDA as defined in the applicable Bridging Award for the three performance periods covered by the Bridging Awards (which is the same definition set forth above for the Plan). One-half of the target award opportunity for each applicable Bridging Award is conditioned on continued service until the last day of the applicable bridging period and the remaining one-half of the target award opportunity for such bridging period is conditioned both upon continued service until the last day of such bridging period and the Company’s achievement of the applicable Adjusted EBITDA target as defined in the applicable Bridging Award. The performance-based target award opportunity for each of the applicable Bridging Awards shall be determined in accordance with the following performance matrix:

Company's Adjusted EBITDA for Applicable Performance Period	Payout level (as percentage of portion of Target Award Opportunity allocated to Performance-Based Award)
Below Threshold	0%
Threshold (75% of target)	50%
Target	100%
Maximum (125% of Target)	200%
Straight-line interpolation will be used for performance between the levels listed above, subject to applicable rounding conventions determined by the Company.

Following the end of each performance period, the Committee shall determine whether and to what extent the performance objective has been achieved and approve the actual payouts to Bridging Award recipients. The Committee shall have the discretion to increase, decrease or eliminate any award opportunity payable to any Bridging Award recipient, provided however, that in no event will the Committee increase any award opportunity to a Bridging Award recipient if the Committee has designated the Bridging Award as intended to qualify as “performance-based compensation” within the meaning of Internal Revenue Code Section 162(m). Payments of Bridging Award opportunities are subject to forfeiture and recoupment in certain situations set forth in the Terms and Conditions.
Pursuant to the Offer Letter, Mr. Smith will be entitled to earn a cash bonus of $1,100,000 at target for each of the 2014, 2014-15 and 2014-15-16 performance periods.

Item 6. EXHIBITS

See Exhibit Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITIV CORPORATION
(Registrant)

Date:	August 14, 2014	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 28, 2014, by and among International Paper Company, Veritiv Corporation (f/k/a/ xpedx Holding Company), xpedx Intermediate, LLC, xpedx, LLC, UWW Holdings, LLC, UWW Holdings, Inc. and Unisource Worldwide, Inc., incorporated by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193950) filed on April 4, 2014.

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 28, 2014, by and among International Paper Company, Veritiv Corporation (f/k/a xpedx Holding Company), xpedx Intermediate, LLC, xpedx, LLC, UWW Holdings, LLC, UWW Holdings, Inc. and Unisource Worldwide, Inc., incorporated by reference from Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193950) filed on June 5, 2014.

2.3
Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 4, 2014, by and among International Paper Company, Veritiv Corporation (f/k/a) xpedx Holding Company), xpedx Intermediate, LLC, xpedx, LLC, UWW Holdings, LLC, UWW Holdings, Inc. and Unisource Worldwide, Inc., incorporated by reference from Exhibit 2.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193950) filed on June 5, 2014.

2.4
Contribution and Distribution Agreement, dated as of January 28, 2014, by and among International Paper Company, Veritiv Corporation (f/k/a/ xpedx Holding Company), UWW Holdings, Inc. and UWW Holdings, LLC, incorporated by reference from Exhibit 2.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193950) filed on April 4, 2014.

2.5
Amendment No. 1 to the Contribution and Distribution Agreement, dated May 28, 2014, by and among International Paper Company, Veritiv Corporation (f/k/a xpedx Holding Company), UWW Holdings, Inc. and UWW Holdings, LLC, incorporated by reference from Exhibit 2.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193950) filed on June 5, 2014.

3.1	Amended and Restated Certificate of Incorporation of Veritiv Corporation, incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 3, 2014.

3.2	Amended and Restated Bylaws of Veritiv Corporation, incorporated by reference from Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on July 3, 2014.

10.1
Credit Agreement, dated as of July 1, 2014, among Veritiv Corporation, xpedx Intermediate, LLC and xpedx, LLC, as borrowers, the several lenders and financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto, together with the ABL Joinder Agreement, dated as of July 1, 2014, made by Unisource Worldwide, Inc. and Unisource Canada, Inc. for the benefit of the Lenders under the Credit Agreement, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 3, 2014.

10.2
U.S. Guarantee and Collateral Agreement, dated as of July 1, 2014, made by xpedx Intermediate, LLC, xpedx, LLC, the Subsidiary Borrowers and the U.S. Guarantors parties thereto and Veritiv Corporation, in favor of Bank of America, N.A., as administrative agent and collateral agent for the Secured Parties (as defined therein), together with the Assumption and Supplemental Agreement, dated as of July 1, 2014, made by Veritiv Corporation, Alco Realty, Inc., Graph Comm Holdings International, Inc., Graphic Communications Holdings, Inc., Paper Corporation of North America, Unisource International Holdings, Inc., Unisource International Holdings Poland, Inc., and Unisource Worldwide, Inc., in favor of Bank of America, N.A., as collateral agent and as administrative agent, incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 3, 2014.

10.3
Canadian Guarantee and Collateral Agreement, dated as of July 1, 2014, made by Unisource Canada, Inc. and the Canadian Guarantors parties thereto, in favour of Bank of America, N.A., as administrative agent and collateral agent for the Secured Parties (as defined therein), incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 3, 2014.

10.4
Registration Rights Agreement, dated as of July 1, 2014, between UWW Holdings, LLC and Veritiv Corporation, incorporated by reference from Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 3, 2014.

10.5
Tax Receivable Agreement, dated as of July 1, 2014, by and among Veritiv Corporation and UWW Holdings, LLC, incorporated by reference from Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on July 3, 2014.

10.6
Transition Services Agreement, dated as of July 1, 2014, by and between International Paper Company and Veritiv Corporation, incorporated by reference from Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on July 3, 2014.

10.7
Employee Matters Agreement, dated as of January 28, 2014, by and between International Paper Company, Veritiv Corporation (f/k/a/ xpedx Holding Company) and UWW Holdings, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193950) filed on February 14, 2014.

10.8
Amendment to Employee Matters Agreement, dated as of June 2, 2014, by and between International Paper Company, Veritiv Corporation (f/k/a xpedx Holding Company) and UWW Holdings, Inc. , incorporated by reference from Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193950) filed on June 5, 2014.

10.9
Tax Matters Agreement, dated as of January 28, 2014, by and among International Paper Company, Veritiv Corporation (f/k/a/ xpedx Holding Company) and UWW Holdings, Inc., incorporated by reference from Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193950) filed on February 14, 2014.

10.10
Separation Agreement, dated as of June 30, 2014, between UWW Holdings, Inc. and Allan R. Dragone, incorporated by reference from Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on July 3, 2014.

10.11
Employment Agreement, dated as of January 28, 2014, between Veritiv Corporation (f/k/a xpedx Holding Company) and Mary A. Laschinger, incorporated by reference from Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193950) filed on February 14, 2014.

10.12*	Offer Letter, dated as of February 13, 2014, between Veritiv Corporation (f/k/a xpedx Holding Company) and Stephen J. Smith.

10.13
Form of Indemnification Agreement between Veritiv Corporation (f/k/a xpedx Holding Company) and each of its directors, incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193950) filed on June 11, 2014.

10.14	Veritiv Corporation 2014 Omnibus Incentive Plan, incorporated by reference from Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on July 3, 2014.

10.15*	2014 Short-Year Veritiv Incentive Plan adopted effective as of August 8, 2014.

10.16*	Form of Notice of 2014 Long-Term Transition Incentive Award.

10.17*	Form of Notice of 2014-15 Long-Term Transition Incentive Award.

10.18*	Form of Notice of 2014-15-16 Long-Term Transition Incentive Award.

10.19*	Terms and Conditions of Long-Term Transition Incentive Award Opportunities.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxomony Extension Presentation Linkbase Document.

* Filed herewith