Form 10-Q
period 2014-09-30
Veritiv Corp
filed 2014-11-14
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2014, Veritiv Corporation had 16,000,000 shares of common stock, par value $0.01, outstanding.

EXPLANATORY NOTE

On January 28, 2014, International Paper Company announced that it had entered into definitive agreements to spin off its xpedx distribution solutions business (“xpedx”) and merge that business with UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. (“Unisource”), which would result in the creation of a new publicly traded company known as Veritiv Corporation (“Veritiv”). On July 1, 2014, International Paper Company completed the spin-off of xpedx to the International Paper Company shareholders. Immediately following the spin-off, UWW Holdings, Inc. merged with and into xpedx to form Veritiv.
Because the spin-off and merger transactions were consummated on July 1, 2014:

•
The Veritiv Condensed Consolidated and Combined Statements of Operations, Statements of Comprehensive Income and Statements of Cash Flows and Notes thereto presented in this Quarterly Report on Form 10-Q (“Form 10-Q”) for the three and nine months ended September 30, 2013 reflect the results of the legacy xpedx business only. The Veritiv Condensed Consolidated and Combined Statements of Operations, Statements of Comprehensive Income and Statements of Cash Flows and Notes thereto presented in this Form 10-Q for the three and nine months ended September 30, 2014 include the legacy xpedx business for the full nine months presented and the legacy Unisource results from July 1, 2014.

•
The Veritiv Condensed Combined Balance Sheet and Notes thereto presented in this Form 10-Q as of December 31, 2013 reflects the assets, liabilities and equity of the legacy xpedx business only. The Veritiv Condensed Consolidated Balance Sheet and Notes thereto presented in this Form 10-Q as of September 30, 2014 reflects the assets, liabilities and equity of the combined legacy xpedx and Unisource businesses.

Additionally, the financial information for the three and nine months ended September 30, 2013 and September 30, 2014 included in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - of this Form 10-Q is consistent with the above condensed consolidated and combined financial statement presentation.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VERITIV CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in millions, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales (including sales to related parties of $9.2 and $12.8 for the three months ended September 30, 2014 and 2013, respectively, and $33.5 and $40.3 for the nine months ended September 30, 2014 and 2013, respectively)	$2,390.3	$1,442.8	$5,026.7	$4,234.1
Cost of products sold (including purchases from related parties of $62.7 and $158.6 for the three months ended September 30, 2014 and 2013, respectively, and $339.2 and $465.6 for the nine months ended September 30, 2014 and 2013, respectively) (exclusive of depreciation and amortization shown separately below)	1,987.1	1,214.1	4,192.2	3,545.5
Distribution expenses	138.2	75.4	289.5	234.8
Selling and administrative expenses	212.9	134.0	469.2	408.9
Depreciation and amortization	14.2	4.4	23.1	12.8
Merger and integration expenses	54.8	—	56.9	—
Restructuring charges (income)	0.1	6.0	(1.0)	30.4
Operating income (loss)	(17.0)	8.9	(3.2)	1.7
Interest expense, net	6.8	—	6.8	—
Other expense (income), net	0.6	(0.2)	0.1	(2.3)
Income (loss) from continuing operations before income taxes	(24.4)	9.1	(10.1)	4.0
Income tax (benefit) expense	(10.4)	3.9	(4.6)	2.0
Income (loss) from continuing operations	(14.0)	5.2	(5.5)	2.0
Loss from discontinued operations, net of income taxes	—	(0.1)	(0.1)	—
Net income (loss)	$(14.0)	$5.1	$(5.6)	$2.0

Earnings (loss) per share:
Basic and diluted
Continuing operations	$(0.88)	$0.64	$(0.51)	$0.25
Discontinued operations	—	(0.01)	(0.01)	—
Basic and diluted earnings (loss) per share	$(0.88)	$0.63	$(0.52)	$0.25

Weighted-average shares outstanding - basic and diluted	16,000,000	8,160,000	10,773,333	8,160,000

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(14.0)	$5.1	$(5.6)	$2.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4.5)	0.1	(3.9)	0.5
Other comprehensive income (loss), net of tax	(4.5)	0.1	(3.9)	0.5
Total comprehensive income (loss), net of tax	$(18.5)	$5.2	$(9.5)	$2.5

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	September 30,	December 31,
	2014	2013
Assets		(as restated, see Note 17)
Current assets:
Cash and cash equivalents	$61.0	$5.7
Accounts receivable, less allowances of $35.4 and $22.7 in 2014 and 2013, respectively	1,162.8	669.7
Related party receivable	3.4	10.1
Inventories	697.6	360.9
Other current assets	102.6	26.3
Assets held for sale	—	9.3
Total current assets	2,027.4	1,082.0
Property and equipment, net	379.2	107.1
Goodwill	55.1	26.4
Other intangible assets, net	36.5	9.3
Deferred income tax assets	122.3	22.7
Other non-current assets	46.2	9.4
Total assets	$2,666.7	$1,256.9
Liabilities and Equity
Current liabilities:
Accounts payable	$667.2	$357.3
Related party payable	14.9	2.6
Accrued payroll and benefits	109.0	54.9
Deferred income tax liabilities	31.1	13.5
Other accrued liabilities	94.3	36.5
Current maturities of long-term debt	3.3	—
Financing obligations to related party, current portion	15.8	—
Total current liabilities	935.6	464.8
Long-term debt, net of current maturities	803.3	—
Financing obligations to related party, less current portion	218.5	—
Defined benefit pension obligations	28.3	—
Other non-current liabilities	113.0	12.5
Total liabilities	2,098.7	477.3
Commitments and contingencies (Note 14)
Equity:
Parent company investment, prior to Spin-off	—	784.3
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized, 16.0 million shares issued and outstanding	0.2	—
Additional paid-in capital	590.4	—
Accumulated deficit	(14.0)	—
Accumulated other comprehensive loss	(8.6)	(4.7)
Total shareholders' equity	568.0	(4.7)
Total equity	568.0	779.6
Total liabilities and equity	$2,666.7	$1,256.9

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities		(as restated, see Note 17)
Net income (loss)	$(5.6)	$2.0
Loss from discontinued operations, net of income taxes	(0.1)	—
Income (loss) from continuing operations	(5.5)	2.0
Depreciation and amortization	23.1	12.8
Amortization of deferred financing fees	1.1	—
Net gains on sales of property and equipment	(1.8)	(9.0)
Provision for allowance for doubtful accounts	6.2	2.5
Deferred income tax provision	(9.3)	3.5
Stock-based compensation	4.3	11.8
Other noncash items, net	1.0	—
Changes in operating assets and liabilities, net of Merger
Accounts receivable and related party receivable	(53.2)	(36.2)
Inventories	6.0	17.7
Accounts payable and related party payable	55.4	10.0
Accrued payroll and benefits	16.9	3.5
Other accrued liabilities	2.3	(1.0)
Other	(16.9)	(5.6)
Net cash provided by operating activities – continuing operations	29.6	12.0
Net cash used for operating activities – discontinued operations	(1.1)	(0.1)
Net cash provided by operating activities	28.5	11.9
Investing Activities
Net cash acquired in Merger	37.0	—
Property and equipment additions	(5.7)	(8.7)
Proceeds from asset sales	4.8	20.9
Other	0.3	0.4
Net cash provided by investing activities	36.4	12.6
Financing Activities
Net cash transfers to Parent	(61.5)	(16.9)
Change in bank and book overdrafts	9.1	(9.2)
Transfer to Parent in connection with Spin-off	(404.2)	—
Borrowings of long-term debt	1,774.1	—
Repayments of long-term debt	(1,302.4)	—
Payments under financing obligations to related party	(3.9)	—
Deferred financing fees	(22.5)	—
Other	(0.6)	0.1
Net cash used for financing activities – continuing operations	(11.9)	(26.0)
Net cash provided by (used for) financing activities – discontinued operations	1.1	(1.9)
Net cash used for financing activities	(10.8)	(27.9)
Effect of exchange rate changes on cash	1.2	1.1
Net change in cash and cash equivalents	55.3	(2.3)
Cash and cash equivalents at beginning of period	5.7	15.4
Cash and cash equivalents at end of period	$61.0	$13.1
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$1.4	$0.5
Cash paid for interest	$5.2	$—
Non-Cash Transactions
Common stock issued in connection with Spin-off	$302.3	$—
Common stock issued in connection with Merger	$284.7	$—
Contingent liability associated with the Tax Receivable Agreement	$60.9	$—
Non-cash transfers (to) from Parent	$(21.1)	$10.4

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, unaudited)

	Common Stock Issued		Additional Paid-in Capital	Parent Company Investment	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
				(as restated, see Note 17)
Balance at December 31, 2013	—	$—	$—	$784.3	$—	$(4.7)	$779.6
Net income from January 1, 2014 to June 30, 2014	—	—	—	8.4	—	—	8.4
Net loss from July 1, 2014 to September 30, 2014	—	—	—	—	(14.0)	—	(14.0)
Other comprehensive loss, net of tax	—	—	—	—	—	(3.9)	(3.9)
Net transfers to Parent	—	—	—	(82.6)	—	—	(82.6)
Conversion of Parent Company Investment in connection with Spin-off	8.2	0.1	710.0	(710.1)	—	—	—
Transfer to Parent in connection with Spin-off	—	—	(404.2)	—	—	—	(404.2)
Issuance of common stock for Merger	7.8	0.1	284.6	—	—	—	284.7
Balance at September 30, 2014	16.0	$0.2	$590.4	$—	$(14.0)	$(8.6)	$568.0

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

VERITIV CORPORATION
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a leading North American business-to-business distributor of print, publishing, packaging, facility and logistics solutions. Established in 2014, following the merger of International Paper Company’s ("International Paper" or "Parent") xpedx division ("xpedx") and UWW Holdings, Inc., the Company operates from approximately 170 distribution centers throughout the U.S., Canada and Mexico.

xpedx was a business-to-business distributor of paper, publishing, packaging and facility supplies products in North America that operated 85 distribution centers in the U.S. and Mexico. xpedx distributed products and services to various customer markets, including printers, publishers, data centers, manufacturers, higher education institutions, healthcare facilities, sporting and performance arenas, retail, government agencies, property managers and building service contractors.

UWW Holdings, Inc., operating through Unisource Worldwide, Inc. and its other consolidated subsidiaries (collectively, "Unisource"), was a leading distributor of printing and business paper, publishing solutions, packaging supplies and equipment, facility supplies and equipment and logistics services primarily in the U.S. and Canada. Unisource sold its products to a diverse customer base that included commercial printing, retail, hospitality, healthcare, governmental, distribution and manufacturing sectors.

The Spin-off and Merger

On July 1, 2014 (the "Distribution Date"), International Paper completed the previously announced spin-off of its distribution solutions business, xpedx, to its shareholders (the "Spin-off"), forming a new public company called Veritiv. Immediately following the Spin-off, UWW Holdings, Inc. merged (the "Merger") with and into Veritiv. The primary reason for the business combination was to create a North American business-to-business distribution company with a broad geographic reach, an extensive product offering and a differentiated and leading service platform. The Merger has been reflected in Veritiv’s financial statements using the acquisition method of accounting, with Veritiv as the accounting acquirer of UWW Holdings, Inc.

On the Distribution Date:

•
8,160,000 shares of Veritiv common stock were distributed on a pro rata basis to the International Paper shareholders of record as of the close of business on June 20, 2014. Immediately following the Spin-off, but prior to the Merger, International Paper’s shareholders owned all of the shares of Veritiv common stock outstanding, and

•
A cash payment of $404.2 million was distributed to International Paper, which was comprised of: (i) a special payment of $400.0 million, (ii) reduced by a $15.3 million preliminary working capital adjustment and (iii) increased by $19.5 million of transaction expense-related adjustments. These payments have been reflected by Veritiv as a reduction to equity. Subsequent to September 30, 2014, the working capital and transaction expense-related adjustments were finalized, resulting in an additional cash payment of $30.7 million to International Paper. This payment will be reflected as a reduction to equity in the fourth quarter of 2014.

In addition to the above payment, International Paper also has a potential earnout payment of up to $100.0 million that would become due in 2020 if Veritiv's aggregate EBITDA for fiscal years 2017, 2018 and 2019 exceeds an agreed-upon target of $759.0 million, subject to certain adjustments. The $100.0 million potential earnout payment would be reflected by Veritiv as a reduction to equity at the time of payment.

Immediately following the Spin-off on the Distribution Date:

•
UWW Holdings, LLC, the sole shareholder of UWW Holdings, Inc., received 7,840,000 shares of Veritiv common stock for all outstanding shares of UWW Holdings, Inc. common stock that it held on the Distribution Date, in a private placement transaction,

•
Veritiv and UWW Holdings, LLC entered into a registration rights agreement (the "Registration Rights Agreement") that provides UWW Holdings, LLC with certain demand registration rights and piggyback registration rights. The agreement also entitles UWW Holdings, LLC to transfer its Veritiv common stock to one or more of its affiliates or equity-holders, and UWW Holdings, LLC may exercise registration rights on behalf of such transferees if such transferees become a party to the Registration Rights Agreement,

•
Veritiv and UWW Holdings, LLC entered into a tax receivable agreement (the "Tax Receivable Agreement") that sets forth the terms by which Veritiv generally will be obligated to pay UWW Holdings, LLC an amount equal to 85% of the U.S. federal, state and Canadian income tax savings that Veritiv actually realizes as a result of the utilization of Unisource’s net operating losses attributable to taxable periods prior to the date of the Merger, and

•
UWW Holdings, LLC received approximately $33.9 million of cash proceeds associated with preliminary working capital and net indebtedness adjustments, as well as cash proceeds of $4.7 million associated with transaction expense-related adjustments. The $33.9 million payment was recorded as part of the purchase price consideration for Unisource, and the $4.7 million payment was recorded within merger and integration expenses in the Condensed Consolidated and Combined Statements of Operations.

Immediately following the completion of the Spin-off and Merger, International Paper shareholders owned approximately 51%, and UWW Holdings, LLC owned approximately 49%, of the shares of Veritiv common stock on a fully-diluted basis. International Paper does not own any shares of Veritiv common stock. See Note 2, Merger with Unisource, for further details on the Merger.

Veritiv’s common stock began regular-way trading on the New York Stock Exchange on July 2, 2014 under the ticker symbol VRTV.

References in the Notes to the Condensed Consolidated and Combined Financial Statements to International Paper or Parent refer to International Paper Company and its consolidated subsidiaries (other than Veritiv).

Basis of Presentation

Prior to the Distribution Date, Veritiv’s financial position, results of operations and cash flows consisted of only the xpedx business of International Paper and have been derived from International Paper’s historical accounting records. The financial results of xpedx have been presented on a carve-out basis through the Distribution Date, while the financial results for Veritiv, post Spin-off, are prepared on a stand-alone basis. As such, the unaudited interim Condensed Consolidated and Combined Statements of Operations, Condensed Consolidated and Combined Statements of Comprehensive Income and Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2014 consist of the consolidated results of Veritiv on a stand-alone basis for the three months ended September 30, 2014, and the combined results of operations of xpedx for the six months ended June 30, 2014 on a carve-out basis. The condensed combined financial statements as of December 31, 2013 and for the three and nine months ended September 30, 2013 consist entirely of the combined results of xpedx on a carve-out basis.

The unaudited interim Condensed Consolidated and Combined Financial Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States have been omitted.  These unaudited interim Condensed Consolidated and Combined Financial Statements should be read in conjunction with the xpedx audited combined financial statements and notes thereto included in the Company’s Registration Statement on Form S-1.

In the opinion of management, such unaudited interim Condensed Consolidated and Combined Financial Statements include all normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows.  Net sales and net earnings for any interim period are not necessarily indicative of future or annual results. The Company's business is subject to seasonal influences. Generally, the Company's highest volume of net sales occurs in the third fiscal quarter, and the lowest volume of net sales occurs during the first fiscal quarter.

The preparation of the unaudited interim Condensed Consolidated and Combined Financial Statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses, and certain financial statement disclosures. Significant estimates in these unaudited interim Condensed Consolidated and Combined Financial Statements include revenue recognition, accounts receivable valuation, inventory valuation, employee benefit plans, income tax and goodwill and other intangible asset valuation. Estimates are revised as additional information becomes available.

For periods prior to the Spin-off, the condensed combined financial statements include expense allocations for certain functions previously provided by International Paper, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses have been allocated on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount, sales or other measures. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or for the benefit received by xpedx during those periods. The allocations may not, however, reflect the expenses xpedx would have incurred as an independent company for the periods presented. Actual costs that may have been incurred if xpedx had been a stand-alone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Veritiv is unable to determine what such costs would have been had xpedx been independent. See Note 16, Related Party Transactions, for further information.

Following the Spin-off, certain corporate and other related functions described above continue to be provided by International Paper under a transition services agreement. For the three months ended September 30, 2014, the Condensed Consolidated and Combined Statements of Operations reflects $8.0 million in selling and administrative expenses related to this agreement.

The Company operates on a calendar year-end.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 for public entities. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU 2014-09. Veritiv is currently in the process of evaluating the potential impact of adopting ASU 2014-09.

2. MERGER WITH UNISOURCE

As more fully described in Note 1, Description of Business and Basis of Presentation, on July 1, 2014, Unisource merged with and into Veritiv. During the three and nine months ended September 30, 2014, the Company incurred merger and integration-related expenses of $54.8 million and $56.9 million, respectively, which were expensed as incurred. These costs related primarily to third-party fees and costs associated with change-in-control agreements.

The Merger was accounted for in the Company’s financial statements using the acquisition method of accounting, with Veritiv as the accounting acquirer of Unisource. The preliminary estimated purchase price of $379.5 million was determined in accordance with the Merger Agreement. The preliminary purchase price is allocated to tangible and identifiable intangible assets and liabilities based upon their respective fair values.

The following table summarizes the components of the preliminary estimated purchase price for Unisource and the preliminary allocation of the purchase price to assets acquired and liabilities assumed as of the date of the Merger:

Preliminary estimated purchase price:	(in millions)
Fair value of Veritiv shares transferred	$284.7
Cash payment associated with customary working capital and net indebtedness adjustments	33.9
Fair value of contingent liability associated with the Tax Receivable Agreement	60.9
Total preliminary estimated purchase price	$379.5

Preliminary Allocation:	(in millions)
Cash	$70.9
Accounts receivable	448.4
Inventories	351.9
Deferred income tax assets	79.8
Property and equipment	301.2
Goodwill	28.7
Other intangible assets	29.9
Other current and non-current assets (including below market leasehold agreements)	61.7
Accounts payable	(263.8)
Long-term debt (including equipment capital leases)	(333.2)
Financing obligations to related party	(238.2)
Defined benefit pension obligations	(31.0)
Other current and non-current liabilities (including above market leasehold agreements)	(126.8)
Total purchase price	$379.5

The fair value of Veritiv shares transferred represents the aggregate value of 7,840,000 shares issued at the closing “when-issued” market price of the Company’s stock on June 30, 2014, the day prior to the Merger, less a discount for lack of marketability.

The purchase price allocated to the identifiable intangible assets acquired is as follows:

	Value (in millions)	Estimated Useful Life (in years)
Customer relationships	$23.1	10 — 12
Trademarks/Trade names	3.9	1 — 5
Non-compete agreements	2.9	1
Total identifiable intangible assets acquired	$29.9

The amounts shown above may change as the purchase price will be based upon finalization of customary working capital adjustments and valuation of the contingent liability associated with the Tax Receivable Agreement. See Note 7, Fair Value Measurements, regarding the valuation of the contingent liability. The allocation of the purchase price above is considered preliminary and was based on valuation information, estimates and assumptions available on September 30, 2014. The Company is still in the process of verifying data and finalizing information related to the valuation and expects to finalize these matters within the measurement period as final asset and liability valuations are completed.

Preliminary goodwill of $28.7 million arising from the Merger consists largely of the synergies and other benefits expected from combining the operations and is not expected to be deductible for income tax purposes. See Note 6, Goodwill and Other Intangible Assets, for the preliminary allocation of goodwill to the Company's reportable segments.

Actual and Pro Forma Impact

The operating results for Unisource are included in the Company’s financial statements from July 1, 2014 through September 30, 2014. Net sales and pre-tax income attributable to Unisource during this period and included in the Company’s Condensed Consolidated and Combined Statements of Operations were $1,021.8 million and $3.0 million, respectively.

The following unaudited pro forma financial information presents results as if the Merger and the related financing, further described in Note 10, Debt, occurred on January 1, 2013. The historical consolidated financial information of the Company and Unisource has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the transactions and factually supportable. The unaudited pro forma results do not reflect events that have occurred or may occur after the transactions, including the impact of any synergies expected to result from the Merger. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of future operating results.

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2014	2013	2014	2013
Net sales	$2,390.3	$2,471.8	$6,934.2	$7,246.8
Net income(1)	$21.2	$244.7	$22.8	$189.2
Earnings per share - basic and diluted	$1.33	$15.29	$1.43	$11.83
Weighted-average shares outstanding - basic and diluted	16,000,000	16,000,000	16,000,000	16,000,000
(1) Unisource's historical results for the three and nine months ended September 30, 2013 include the reversal of a $238.7 million valuation allowance against its U.S. federal and a substantial portion of its state net deferred tax assets.

The unaudited pro forma information reflects primarily the following pre-tax adjustments for the respective periods:

•
Merger and integration expenses: Merger and integration expenses of $54.8 million and $3.8 million incurred during the three months ended September 30, 2014 and 2013, respectively, and $56.9 million incurred during the nine months ended September 30, 2014 have been eliminated. Pro forma net income for the nine months ended September 30, 2013 includes merger and integration expenses of $76.3 million.

•
Incremental depreciation and amortization expense: Pro forma net income for the three months ended September 30, 2013 and nine months ended September 30, 2014 and 2013 includes $3.2 million, $5.2 million and $9.8 million, respectively, of incremental depreciation and amortization expense related to the fair value adjustments to property and equipment and identifiable intangible assets.

A combined effective U.S. federal statutory and state rate of 39.0% was used to determine the after-tax impact on net income of the pro forma adjustments.

3. RESTRUCTURING CHARGES

Veritiv Restructuring

As part of the Spin-off and Merger, the Company is executing on a multi-year integration and restructuring of its North American operations to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. As of September 30, 2014, no major initiatives were commenced as part of this effort.

xpedx Restructuring Plan

During 2010, xpedx completed a strategic assessment of its operating model, resulting in the decision to begin a multi-year restructuring plan. The restructuring plan involved the establishment of a lower cost operating model in connection with the repositioning of the Print segment in response to changing market considerations. The restructuring plan included initiatives to (i) optimize the warehouse network, (ii) improve the efficiency of the sales team and (iii) reorganize the procurement function. xpedx management launched the plan in 2011. This plan was substantially completed as of June 30, 2014.

The restructuring plan identified locations to be affected and a range of time for specific undertakings. A severance liability was established when positions to be eliminated were identified and communicated to the respective affected employees. Generally, severance arrangements were based on years of employee service. As of the Spin-off date, International Paper retained all liabilities associated with such restructuring actions.

During the three and nine months ended September 30, 2013, restructuring charges of $6.0 million and $30.4 million, respectively, were recorded and primarily comprised of shut-down costs and employee termination benefits. During the nine months ended September 30, 2014, restructuring income of $1.1 million was recorded under this plan, primarily related to a gain on sale of assets.

The corresponding liability and activity during the current year are detailed in the table below. In connection with the Spin-off on July 1, 2014, the remaining liability at June 30, 2014 was transferred to International Paper. See Note 16, Related Party Transactions, for more details.

(in millions)	Total
Liability at December 31, 2013	$7.7
Additional provision	0.1
Payments	(3.9)
Adjustment of prior year's estimate	(0.3)
Liability transferred to Parent in connection with Spin-off	(3.6)
Liability at September 30, 2014	$—
4. DISCONTINUED OPERATIONS

During 2011, xpedx ceased its Canadian operations, which had provided distribution of printing supplies to Canadian-based customers. Additionally, xpedx ceased its printing press distribution business, which was located in the U.S. Both of these businesses were historically included in xpedx’s Print segment. The operations and cash flows of these components have been eliminated from the ongoing operations of xpedx, and going forward Veritiv will not have any significant continuing involvement in the operations of these components, as any assets and related obligations were retained by International Paper as part of the Spin-off. Prior to the Spin-off, these components were included in discontinued operations for all periods presented.

Results of discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Loss from operations	$—	$(0.1)	$(0.1)	$(0.3)
Restructuring and disposal income	—	—	—	0.3
Loss from discontinued operations	$—	$(0.1)	$(0.1)	$—

5. EARNINGS PER SHARE

Basic earnings (loss) per share for Veritiv common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is similarly calculated, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, except where the inclusion of such common shares would have an anti-dilutive impact.

On the Distribution Date, Veritiv had 16,000,000 shares of common stock issued and outstanding, including 7,840,000 shares issued in a private placement to UWW Holdings, LLC. The calculation of both basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2013 utilized 8,160,000 shares as no equity-based awards were outstanding prior to the Distribution Date, and Veritiv was a wholly-owned subsidiary of International Paper prior to that date. The calculation of both basic and diluted earnings (loss) per share for the three months ended September 30, 2014 utilized 16,000,000 shares as the private placement of 7,840,000 shares to UWW Holdings, LLC occurred on the Distribution Date. The calculation of both basic and diluted earnings (loss) per share for the nine months ended September 30, 2014 utilized 10,773,333 shares based on the weighted-average shares outstanding during this period, reflecting the impact of the private placement of shares to UWW Holdings, LLC on the Distribution Date. Also, as the Company has not issued or granted any dilutive securities since the Distribution Date, there was no dilutive impact to shares outstanding for the three and nine months ended September 30, 2014.

For the three and nine months ended September 30, 2014 and 2013, basic and diluted earnings (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2014	2013	2014	2013
Income (loss) from continuing operations	$(14.0)	$5.2	$(5.5)	$2.0
Income (loss) from discontinued operations	—	(0.1)	(0.1)	—
Net income (loss)	$(14.0)	$5.1	$(5.6)	$2.0

Weighted-average number of shares outstanding - basic and diluted	16,000,000	8,160,000	10,773,333	8,160,000

Earnings (loss) per share:
Basic and diluted
Continuing operations	$(0.88)	$0.64	$(0.51)	$0.25
Discontinued operations	—	(0.01)	(0.01)	—
Basic and diluted earnings (loss) per share	$(0.88)	$0.63	$(0.52)	$0.25

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the Company’s acquisitions. Goodwill is reviewed by Veritiv for impairment on a reporting unit basis annually on October 1st or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The impairment test performed by xpedx during the fourth quarter of 2013 indicated the fair value of the reporting units containing goodwill was in excess of the related carrying value of the net assets.

The following table sets forth the changes in the carrying amount of goodwill:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Balance at December 31, 2013	$—	$—	$26.4	$—	$—	$26.4
Additions to goodwill	—	—	22.7	1.9	4.1	28.7
Balance at September 30, 2014	$—	$—	$49.1	$1.9	$4.1	$55.1

Additions to goodwill represent the preliminary goodwill resulting from the Merger. See Note 2, Merger with Unisource, for further details.

Other Intangible Assets

The components of the Company's other intangible assets were as follows:

		September 30, 2014			December 31, 2013
(in millions)	Estimated Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	1 — 12	$53.8	$23.0	$30.8	$30.7	$21.5	$9.2
Trademarks/Trade names	1 — 11	4.1	0.6	3.5	0.2	0.1	0.1
Non-compete agreements	1	2.9	0.7	2.2	—	—	—
Total		$60.8	$24.3	$36.5	$30.9	$21.6	$9.3

Additions to other intangible assets represent the preliminary identifiable intangible assets resulting from the Merger, as discussed in Note 2, Merger with Unisource.

The Company recorded amortization expense of $2.1 million and $0.4 million during the three months ended September 30, 2014 and 2013, respectively, and $2.7 million and $1.1 million during the nine months ended September 30, 2014 and 2013, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year-Ended	Total
2014(1)	$2.1
2015	6.2
2016	4.1
2017	4.1
2018	4.1
(1) Reflects remaining three months of 2014.

7. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable.

Level 1 - Quoted market prices in active markets for identical assets or liabilities.

Level 2 - Observable market-based inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the asset or liability reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

At September 30, 2014, the Company’s financial instruments consisted primarily of working capital-related accounts, the ABL Facility (as defined in Note 10, Debt), capital lease obligations and deferred compensation for which the carrying value approximated fair value.

At September 30, 2014, the contingent liability associated with the Tax Receivable Agreement, described in Note 16, Related Party Transactions, was recorded at fair value, using a discounted cash flow model that reflected management’s expectations about probability of payment. Key assumptions utilized in the discounted cash flow model include projected revenues and taxable income, as well as a discount rate of 4.8%. At September 30, 2014, the Company’s discounted cash flow model used significant unobservable (Level 3) inputs that were tied to the utilization of Unisource’s net operating losses, attributable to taxable periods prior to the Merger, by the Company. There were no changes to the underlying inputs and the model during the three months ended September 30, 2014. Any change in the fair value of the contingent liability will be reflected in other expense (income), net in the Company’s Condensed Consolidated and Combined Statements of Operations.

There have been no transfers of assets or liabilities between the fair value measurement levels. The Company’s policy regarding the timing for recording transfers between the fair value measurement levels is to do so at the end of the reporting period.

8. SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Accounts Receivable

Accounts receivable were recognized net of allowances that primarily consisted of allowances for doubtful accounts of $28.4 million and $22.5 million as of September 30, 2014 and December 31, 2013, respectively, with the remaining balance of $7.0 million and $0.2 million being comprised of other allowances as of September 30, 2014 and December 31, 2013, respectively. The allowance for doubtful accounts reflects the best estimate of losses inherent in the Company’s accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. The other allowances balance is inclusive of credit risks, returns, discounts and any other items affecting the realization of these assets. Accounts receivable are written off when management determines they are uncollectible.

Inventories

The Company’s inventories are comprised of finished goods and are primarily valued at cost as determined by the last-in, first-out method ("LIFO"). Such valuations are not in excess of market. Elements of cost in inventories include the purchase price invoiced by a supplier, plus inbound freight and related costs, and are reduced by estimated volume-based rebates and purchase discounts available from certain suppliers. Approximately 86% and 97% of inventories were valued using the LIFO method as of September 30, 2014 and December 31, 2013, respectively. If the first-in, first-out method had been used, total inventory balances would have increased by approximately $74.0 million and $76.6 million at September 30, 2014 and December 31, 2013, respectively.

Other Current Assets

The components of other current assets were as follows:

(in millions)	September 30,	December 31,
	2014	2013
Rebates receivable	$50.8	$18.4
Prepaid expenses	32.0	5.6
Other	19.8	2.3
Other current assets	$102.6	$26.3

Property and Equipment, Net

The components of property and equipment, net were as follows:

(in millions)	September 30,	December 31,
	2014	2013
Land, buildings and improvements	$132.0	$143.8
Machinery and equipment	109.9	72.5
Equipment capital leases and assets related to financing obligations with related party	229.3	—
Internally developed software	104.3	84.5
Other	14.9	4.9
Less: Accumulated depreciation	(211.2)	(198.6)
Property and equipment, net	$379.2	$107.1

Other Non-Current Assets

The components of other non-current assets were as follows:

(in millions)	September 30,	December 31,
	2014	2013
Deferred financing costs	$21.2	$—
Investments in real estate joint ventures	5.7	—
Below market leasehold agreements	6.2	—
Other	13.1	9.4
Other non-current assets	$46.2	$9.4

Accrued Payroll and Benefits

The components of accrued payroll and benefits were as follows:

(in millions)	September 30,	December 31,
	2014	2013
Accrued payroll and related taxes	$32.7	$11.2
Accrued commissions	36.6	25.9
Other	39.7	17.8
Accrued payroll and benefits	$109.0	$54.9

Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(in millions)	September 30,	December 31,
	2014	2013
Accrued taxes	$15.5	$6.4
Accrued customer incentives	22.6	12.8
Accrued freight	9.7	2.4
Accrued professional fees	5.2	—
Customer deposits	4.4	—
Accrued interest	2.3	—
Other	34.6	14.9
Other accrued liabilities	$94.3	$36.5

Other Non-Current Liabilities

The components of other non-current liabilities were as follows:

(in millions)	September 30,	December 31,
	2014	2013
Contingent liability associated with Tax Receivable Agreement	$60.9	$—
Deferred compensation	24.5	—
Above market leasehold agreements	7.5	—
Asset retirement obligations	6.5	—
Other	13.6	12.5
Other non-current liabilities	$113.0	$12.5
9. INCOME TAXES

The Company’s provision for income tax (benefit) expense for the three and nine months ended September 30, 2014 and 2013 is based on the estimated annual effective tax rate, plus any discrete items.

The following table presents the provision for income tax (benefit) expense and the effective tax rates for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Income (loss) from continuing operations before income taxes	$(24.4)	$9.1	$(10.1)	$4.0
Income tax (benefit) expense	(10.4)	3.9	(4.6)	2.0
Effective income tax rate	42.6%	42.9%	45.5%	50.0%

The difference between the Company’s effective tax rate for the three and nine months ended September 30, 2014 and 2013 and the U.S. statutory tax rate of 35% is principally related to nondeductible transaction-related costs and other expenses.

As a result of the Merger, a significant change in the ownership of the Company occurred which, pursuant to the Internal Revenue Code, will limit on an annual basis the Company’s ability to utilize its U.S. federal and state net operating loss carryforwards ("NOLs"). The Company’s NOLs will continue to be available to offset taxable income and tax liabilities (until such NOLs and credits are either used or expire) subject to the Section 382 annual limitation. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years. In connection with the Merger, Veritiv established a valuation allowance of $40.8 million against its federal, state and foreign net deferred tax assets.

As of September 30, 2014, the gross amount of uncertain tax positions was $1.6 million. Substantially all of the gross uncertain tax positions, if recognized, would impact Veritiv’s effective tax rate in the period of recognition. The Company accrues interest on unrecognized tax benefits as a component of interest expense, net. Penalties, if incurred, are recognized as a component of income tax expense. The corresponding liabilities are reflected in other non-current liabilities within the Condensed Consolidated and Combined Balance Sheets. As a result of the expiration of statutes of limitation, the Company currently estimates that the amount of unrecognized tax benefits could be reduced by up to $0.6 million during the next twelve months.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. income taxes have been provided thereon.

10. DEBT

The Company did not have any long-term debt obligations as of December 31, 2013. As of September 30, 2014, the Company's long-term debt obligations were as follows:

(in millions)	September 30, 2014
ABL Facility(1)	$796.9
Equipment capital lease obligations	9.7
Less: current portion of long-term debt	(3.3)
Long-term debt, net	$803.3
         (1) Includes $22.8 million of Canadian bank overdrafts as of September 30, 2014.

ABL Facility

In conjunction with the Spin-off and Merger, Veritiv entered into a commitment with a group of lenders for a $1.4 billion asset-backed lending facility ("ABL Facility"). The ABL Facility is comprised of four sub-facilities: (i) a $1,180.0 million revolving facility to be made available to Unisource Worldwide, Inc. and xpedx, LLC (collectively, the "U.S. Borrowers"); (ii) a $70.0 million first-in, last-out facility to be made available to the U.S. Borrowers (such facility, along with the facility described in clause (i), the "U.S. Facilities"); (iii) a $140.0 million revolving facility to be made available to Unisource Canada, Inc. (the "Canadian Borrower" and, collectively with the U.S. Borrowers, the "Borrowers"); and (iv) a $10.0 million first-in, last-out facility made available to the Canadian Borrower (such facility, along with the facility described in clause (iii), the "Canadian Facilities"). The ABL Facility is available to be drawn in U.S. dollars, in the case of the U.S. Facilities, and in U.S. dollars or Canadian dollars, in the case of the Canadian Facilities, or in other currencies that are mutually agreeable.

The ABL Facility will mature and the commitments thereunder will terminate after July 1, 2019, however, it provides for the right of the individual lenders to extend the maturity date of their respective commitments and loans upon the request of the Borrowers and without the consent of any other lenders. The ABL Facility may be prepaid at the Borrowers' option at any time without premium or penalty and is subject to mandatory prepayment if the amount outstanding under the ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess.

The ABL Facility requires a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the greater of (i) $90.0 million and (ii) 10.0% of the lesser of (x) the then applicable borrowing base and (y) the then total effective commitments under the ABL Facility, and continuing until such time as specified availability has been in excess of such threshold for a period of 20 consecutive calendar days. At September 30, 2014, the above test was not applicable.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2014, the available borrowing capacity under the ABL Facility was approximately $509.1 million.

Financing and other related costs incurred in connection with the ABL Facility are reflected in other non-current assets in the Condensed Consolidated and Combined Balance Sheets and are being amortized over the ABL Facility term. For the three months ended September 30, 2014, interest expense, net in the Condensed Consolidated and Combined Statements of Operations included $1.1 million of amortization of deferred financing fees.

Senior Credit Facility

On March 15, 2011, Unisource entered into an asset-based senior credit facility agreement (the "Senior Credit Facility") which had an original maturity date of March 15, 2016. The Senior Credit Facility provided for a borrowing limit of up to $600.0 million as of July 1, 2014, of which $323.8 million was drawn and outstanding as of July 1, 2014. On July 1, 2014, Veritiv assumed the Senior Credit Facility debt in connection with the Merger and used a portion of the proceeds borrowed against the ABL Facility to repay all of the outstanding balance under the Senior Credit Facility. Accordingly, the Senior Credit Facility expired on July 1, 2014 as a result of the prepayment.

Equipment Capital Lease Obligations

Capital lease obligations consist of delivery equipment, material handling equipment, computer hardware and office equipment which are leased through third parties under non-cancelable leases with terms ranging from three to eight years. Many of the delivery equipment leases include annual rate increases based on the Consumer Price Index which are included in the calculation of the initial lease obligation. The carrying value of the related equipment associated with these capital leases is included within property and equipment, net in the Condensed Consolidated and Combined Balance Sheets at September 30, 2014.

11. EQUITY-BASED INCENTIVE PLANS

Veritiv Incentive Plans

2014 Omnibus Incentive Plan - In conjunction with the Spin-off and the Merger, Veritiv adopted the Veritiv Corporation 2014 Omnibus Incentive Plan (the "Omnibus Incentive Plan").  A total of 2,080,000 shares of Veritiv common stock may be issued under the Omnibus Incentive Plan, subject to certain adjustment provisions. Veritiv may grant options, stock appreciation rights, stock purchase rights, restricted shares, restricted stock units, dividend equivalents, deferred share units, performance shares, performance units and other equity-based awards under the Omnibus Incentive Plan. Awards may be granted under the Omnibus Incentive Plan to any employee, director, consultant or other service provider of Veritiv or a subsidiary of Veritiv. As of September 30, 2014, no awards had been granted pursuant to the Omnibus Incentive Plan.

International Paper Incentive Plans

At the time of the Spin-off, all equity awards held by employees of xpedx were granted under International Paper’s 2009 Incentive Compensation Plan ("ICP") or predecessor plans. The ICP authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards, and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors of International Paper that administers the ICP (the "Committee"). Restricted stock units were also awarded to certain non-U.S. employees. The following disclosures represented xpedx’s portion of such plans:

Performance Share Plan (PSP) - The PSP provided for grants of performance-based restricted stock units (PSUs). International Paper ceased granting awards under the PSP to xpedx employees as of July 1, 2014 as a result of the Spin-off and Merger.

Restricted Stock Award Program - The service-based Restricted Stock Award program, designed for recruitment, retention and special recognition purposes, provided for awards of restricted stock to key employees. International Paper ceased granting awards under this program to xpedx employees as of July 1, 2014 as a result of the Spin-off and Merger.

In conjunction with the Spin-off, International Paper retained all rights and obligations of the above incentive plans.

Stock-based compensation expense and related income tax benefits associated with these International Paper plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Total stock-based compensation expense	$—	$4.0	$4.3	$11.8
Income tax benefit related to stock-based compensation	$—	$3.8	$1.3	$4.7

12. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

At September 30, 2014, Veritiv did not maintain any active defined benefit plans for its nonunion employees.

Certain of xpedx’s employees participated in defined benefit pension and other post-retirement benefit plans sponsored by International Paper and accounted for by International Paper in accordance with accounting guidance for defined benefit pension and other post-employment benefit plans. In conjunction with the Spin-off, the above plans were frozen for the xpedx employees, and International Paper retained the associated liabilities and any potential costs for future periods. The amount of net pension and other post-employment benefit expense attributable to xpedx related to the International Paper sponsored plans was $1.5 million for the three months ended September 30, 2013, and $8.0 million and $9.1 million for the nine months ended September 30, 2014 and 2013, respectively.

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit plans and Supplemental Executive Retirement Plan ("SERP") in the U.S. and Canada. These plans were frozen prior to the Merger, as further discussed below.

Unisource sponsored a defined benefit pension plan for its nonunion and union employees and a SERP for certain highly compensated employees. Effective February 15, 2008, Unisource elected to freeze its U.S. defined benefit pension plan for its nonunion employees and its SERP, although vested participants in such plans continue to receive interest credits on account balances earned prior to the freeze date. During the period from April 1, 2009 through September 25, 2013, the U.S. defined benefit pension plan for nonunion employees was prevented from making lump sum distributions to its participants, based on restrictions imposed by Internal Revenue Code Section 436, relating to the funded status of the plan. On September 26, 2013, the U.S. defined benefit pension plan received actuarial certification that the restrictions were lifted and eligible U.S. nonunion participants were permitted to receive lump sum payments for their full cash balance accounts. Expected benefit payments in the U.S. plan for 2014 assume that 10% of vested terminated participants will take lump sum payments; however, the timing of when the actual account balances will be paid is dependent on when participants elect to receive payment of their accounts. Union employees continue to accrue benefits under the U.S. defined benefit pension plan in accordance with collective bargaining agreements.

In Canada, Unisource sponsored one nonunion and two union defined benefit plans also known as Registered Pension Plans. Unisource also maintained a nonregistered SERP for certain highly compensated employees in Canada that provides pension benefits in excess of the registered plan compensation limits. Effective December 31, 2009, the nonunion defined benefit plan and the SERP plan were frozen for service credit. However, the participants are still eligible for early retirement benefits, and final average earnings continue to be used for calculating retirement benefits. Effective 2010, the Unisource Canadian union defined benefit plans were frozen for new participants under the two collective bargaining agreements.

Total net periodic pension credit associated with the defined benefit pension and SERP plans is summarized below:

(in millions)	Three Months Ended September 30, 2014
Service cost	$0.4
Interest cost	1.8
Expected return on plan assets	(2.5)
Net periodic pension credit	$(0.3)

Multiemployer Plans

Veritiv contributes to multiemployer pension plans for certain collective bargaining employees. The risks of participating in these multiemployer pension plans are different from a single employer plan in the following aspects:

•	Assets contributed to the multiemployer plans by one employer may be used to provide benefits to employees of other participating employers,

•	If a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be inherited by the remaining participating employers, and

•
If the Company stops participating in any of the multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Contributions to the bargaining unit supported multiemployer pension plans were $1.1 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively, and $2.3 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively. It is reasonably possible that changes to Veritiv employees covered under these plans might result in additional contribution obligations to the plans. Any such obligations would be governed by the specific agreement between Veritiv and any such plan.

13. SHAREHOLDERS' EQUITY

On the Distribution Date, Veritiv amended and restated its Certificate of Incorporation and its Bylaws. The following summarizes information concerning Veritiv's capital stock.

Authorized Capital Stock

As a result of the Spin-off, the Company’s authorized capital stock consists of 100,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

Shares Outstanding: On the Distribution Date, 8,160,000 shares of Veritiv common stock were distributed on a pro rata basis to the International Paper shareholders of record as of the close of business on June 20, 2014. Furthermore, UWW Holdings, LLC, the sole shareholder of UWW Holdings, Inc., received 7,840,000 shares of Veritiv common stock for all outstanding shares of UWW Holdings, Inc. common stock that it held on the Distribution Date. Following these distributions, Veritiv had 16,000,000 shares of common stock issued and outstanding.

Dividends: Each holder of common stock shall be entitled to participate equally in all dividends payable with respect to the common stock.

Voting Rights: The holders of the Company’s common stock are entitled to vote only in the circumstances set forth in Veritiv's Amended and Restated Certificate of Incorporation. Each holder of common stock shall be entitled to one vote for each share of common stock held of record by such holder upon all matters to be voted on by the holders of the common stock.

Other Rights: Each holder of common stock shall be entitled to share equally, subject to any rights and preferences of the preferred stock (as fixed by resolutions, if any, of the Board of Directors), in the assets of the Company available for distribution, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of Veritiv, or upon any distribution of the assets of the Company.

Preferred Stock

Subject to the provisions of the Amended and Restated Certificate of Incorporation, the Board of Directors of Veritiv is authorized to provide for the issuance of up to 10,000,000 shares of preferred stock in one or more series. The Board of Directors may fix the number of shares constituting any series and determine the designation of the series, the dividend rates, rights of priority of dividend payment, the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional and other rights, if any, and any qualifications, limitations or restrictions, applicable to the shares of such series. No preferred stock was issued and outstanding as of September 30, 2014.

14. COMMITMENTS AND CONTINGENCIES

Guarantees

In connection with sales of property, equipment and other assets, the Company commonly makes representations and warranties relating to such assets and, in some instances, may agree to indemnify buyers with respect to tax and environmental liabilities, breaches of representations and warranties and other matters. Liabilities for such matters are evaluated and accrued upon being probable and subject to reasonable estimation at the end of each reporting period. There were no such accruals at September 30, 2014 or December 31, 2013.

Legal Proceedings

From time to time, the Company is involved in various lawsuits, claims, and regulatory and administrative proceedings arising out of its business relating to general commercial and contractual matters, governmental regulations, intellectual property rights, labor and employment matters, tax and other actions.

Although the ultimate outcome of any legal proceeding or investigation cannot be predicted with certainty, based on present information, including the Company's assessment of the merits of the particular claim, the Company does not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on its cash flow, results of operations or financial condition.

Operating Leases

Certain properties and equipment are leased under cancelable and non-cancelable agreements. At September 30, 2014, total future minimum commitments under existing non-cancelable operating leases were as follows:

(in millions)	2014(1)	2015	2016	2017	2018	Thereafter
Lease obligations	$23.6	$79.5	$66.2	$55.2	$46.2	$95.1
Sublease income	(0.1)	(0.3)	(0.2)	(0.1)	(0.1)	—
Total	$23.5	$79.2	$66.0	$55.1	$46.1	$95.1
(1) Reflects remaining three months of 2014.

The Company recorded rent expense of $23.5 million and $12.0 million for the three months ended September 30, 2014 and 2013, respectively, and $48.6 million and $35.7 million for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014, rent expense included $0.3 million of net amortization accretion related to the above and below market leasehold agreements that were acquired in conjunction with the Merger. The expected future amortization of such agreements is as follows:

(in millions)	2014(1)	2015	2016	2017	2018	Thereafter
Above market agreements	$(0.5)	$(1.9)	$(1.5)	$(1.2)	$(1.0)	$(1.4)
Below market agreements	0.2	0.6	0.5	0.4	0.4	4.1
Net amortization expense (accretion)	$(0.3)	$(1.3)	$(1.0)	$(0.8)	$(0.6)	$2.7
(1) Reflects remaining three months of 2014.

Escheat Audit

During 2013, Unisource was notified by the State of Delaware that they intended to examine the books and records of Unisource to determine compliance with Delaware escheat laws. Since that date, seven other states have joined with Delaware in the audit process which is conducted by an outside firm on behalf of the states and covers the period from 1981 to present. The Company has been informed that similar audits have generally taken two to four years to complete. Due to the preliminary stage of this audit, the Company has determined that the ultimate outcome cannot be estimated at this time. Any claims or liabilities resulting from these audits could have a material impact on the Company’s financial position, results of operations and cash flows.

15. SEGMENT INFORMATION

Effective July 1, 2014, in connection with the Spin-off and Merger, the Company reorganized its reportable segments as a result of a change in the way the Chief Executive Officer, who serves as the Chief Operating Decision Maker ("CODM"), manages and evaluates the business. Previously, the Company had three reportable segments: Print, Packaging and Facility Solutions. During the three months ended September 30, 2014, the Company realigned and expanded the Print segment into two separate reportable segments, Print and Publishing, and, therefore, expanded the number of reportable segments to four. In addition, as a result of the change in how the CODM manages and evaluates the business, certain costs such as executive costs, corporate affairs, finance, human resources, IT and legal that were previously allocated to the reportable segments are no longer allocated. The Company’s consolidated financial results now include a "Corporate & Other" category which includes certain assets and costs not directly related to any of the reportable segments. Corporate & Other also includes the Veritiv Logistics Solutions business which provides transportation and warehousing solutions. As a result of these changes in segment reporting, all historical segment information has been revised to conform to the new presentation, with no resulting impact on the consolidated and combined results of operations. The following is a brief description of the four reportable segments:

Print - The Print segment sells and distributes commercial printing, writing, copying, digital, wide format, and specialty paper products, graphics consumables, and graphics equipment primarily in the U.S., Canada and Mexico. This segment also includes customized paper conversion services of commercial printing paper for distribution to document centers and form printers.

Publishing - The Publishing segment sells and distributes coated and uncoated commercial printing papers to printers, converters, publishers, retailers and specialty businesses for use in magazines, catalogs, books, directories, gaming, couponing and retail inserts and direct mail. This segment also provides print management, e-commerce procurement and supply chain management solutions to simplify paper procurement processes for its customers.

Packaging - The Packaging segment sells and distributes consumer goods packaging, packaging for industrial or manufacturing components and point-of-sale displays, as well as the sale and distribution of single function or fully automated packaging machines in the U.S., Canada and Mexico. This segment also includes packaging design centers that design and test packaging, fulfillment and contract packaging services, and international operations focused on packaging design, development, testing and sourcing of packaging products for its customers primarily in the U.S. and Canada.

Facility Solutions - The Facility Solutions segment sells and distributes products such as towels, tissues, wipers and dispensers, can liners, commercial cleaning chemicals, soaps and sanitizers, sanitary maintenance supplies and equipment, safety and hazard supplies, and shampoos and amenities primarily in the U.S., Canada and Mexico. Products sold by this segment are primarily sourced from leading manufacturers in the U.S. and Canada.

In conjunction with the change in reportable segments, management re-evaluated its use of key performance metrics. Historically, xpedx presented operating profit, excluding certain charges, as its measure of operating performance for presentation of segment results. Based on the recent evaluation, Veritiv management has concluded that Adjusted EBITDA is the primary metric management uses to assess operating performance. Therefore, the current and prior period segment presentations reflect Adjusted EBITDA as the operating performance measure.

The following tables present net sales, Adjusted EBITDA and certain other measures for each of the reportable segments and total continuing operations for the periods presented:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Three Months Ended September 30, 2014
Net sales	$947.2	$338.2	$725.0	$357.0	$22.9	$2,390.3
Adjusted EBITDA	$20.5	$9.2	$53.0	$15.5	$(46.7)	$51.5
Depreciation and amortization	$3.7	$0.5	$4.2	$1.8	$4.0	$14.2
Restructuring charges	$—	$—	$—	$—	$0.1	$0.1

Three Months Ended September 30, 2013
Net sales	$613.2	$215.0	$404.5	$210.1	$—	$1,442.8
Adjusted EBITDA	$14.8	$5.0	$32.1	$5.3	$(30.0)	$27.2
Depreciation and amortization	$1.0	$0.1	$0.7	$0.4	$2.2	$4.4
Restructuring charges	$2.5	$—	$1.8	$1.1	$0.6	$6.0

Nine Months Ended September 30, 2014
Net sales	$2,038.3	$715.4	$1,529.5	$720.6	$22.9	$5,026.7
Adjusted EBITDA	$38.1	$16.6	$104.4	$18.4	$(95.7)	$81.8
Depreciation and amortization	$6.1	$0.6	$5.9	$2.6	$7.9	$23.1
Restructuring charges (income)	$(0.4)	$—	$(0.2)	$(0.5)	$0.1	$(1.0)

Nine Months Ended September 30, 2013
Net sales	$1,812.5	$596.8	$1,189.4	$635.4	$—	$4,234.1
Adjusted EBITDA	$35.7	$12.0	$91.4	$10.3	$(89.6)	$59.8
Depreciation and amortization	$3.3	$0.2	$2.2	$1.2	$5.9	$12.8
Restructuring charges	$12.9	$1.1	$9.0	$5.7	$1.7	$30.4

The table below presents a reconciliation of income (loss) from continuing operations before income taxes reflected in the Condensed Consolidated and Combined Statements of Operations to Total Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Income (loss) from continuing operations before income taxes	$(24.4)	$9.1	$(10.1)	$4.0
Interest expense	6.8	—	6.8	—
Depreciation and amortization	14.2	4.4	23.1	12.8
Restructuring charges (income)	0.1	6.0	(1.0)	30.4
Non-restructuring stock-based compensation	—	3.2	4.0	9.8
LIFO (income) expense	(0.5)	4.2	(0.8)	1.9
Non-restructuring severance charges	—	0.3	2.4	0.9
Merger and integration expenses	54.8	—	56.9	—
Other	0.5	—	0.5	—
Total Adjusted EBITDA	$51.5	$27.2	$81.8	$59.8

The table below summarizes total assets as of September 30, 2014 and December 31, 2013:

(in millions)	September 30, 2014	December 31, 2013
Print	$1,025.8	$517.1
Publishing	207.0	77.2
Packaging	802.5	401.7
Facility Solutions	380.2	201.7
Corporate & Other	251.2	59.2
Total assets	$2,666.7	$1,256.9

16. RELATED PARTY TRANSACTIONS

Agreements with UWW Holdings, LLC

As described in Note 1, Description of Business and Basis of Presentation, on the Distribution Date UWW Holdings, LLC, the sole shareholder of UWW Holdings, Inc., received 7,840,000 shares of Veritiv common stock for all outstanding shares of UWW Holdings, Inc. common stock that it held, in a private placement transaction. Additionally, Veritiv and UWW Holdings, LLC executed the following agreements:

•
Registration Rights Agreement: The Registration Rights Agreement provides UWW Holdings, LLC with certain demand and piggyback registration rights. Under this Agreement, UWW Holdings, LLC is also entitled to transfer its Veritiv common stock to one or more of its affiliates or equity-holders and may exercise registration rights on behalf of such transferees if such transferees become a party to the Registration Rights Agreement. UWW Holdings, LLC, on behalf of the holders of shares of Veritiv’s common stock that are party to the Registration Rights Agreement, under certain circumstances and provided certain thresholds described in the Registration Rights Agreement are met, may make a written request to the Company for the registration of the offer and sale of all or part of the shares subject to such registration rights. If the Company registers the offer and sale of its common stock (other than pursuant to a demand registration or in connection with registration on Form S-4 and Form S-8 or any successor or similar forms, or relating solely to the sale of debt or convertible debt instruments) either on its behalf or on the behalf of other security holders, the holders of the registration rights under the Registration Rights Agreement are entitled to include their shares in such registration. The demand rights described will commence 180 days after the Distribution Date. Veritiv is not required to effect more than one demand registration in any 150-day period or more than two demand registrations in any 365-day period. If Veritiv believes that a registration or an offering would materially affect a significant transaction or would require it to disclose confidential information which it in good faith believes would be adverse to its interest, then Veritiv may delay a registration or filing for no more than 120 days in a 360-day period.

•
Tax Receivable Agreement: The Tax Receivable Agreement sets forth the terms by which Veritiv generally will be obligated to pay UWW Holdings, LLC an amount equal to 85% of the U.S. federal, state and Canadian income tax savings that Veritiv actually realizes as a result of the utilization of Unisource Worldwide, Inc.’s net operating losses attributable to taxable periods prior to the date of the Merger. For purposes of the Tax Receivable Agreement, Veritiv’s income tax savings will generally be computed by comparing Veritiv’s actual aggregate U.S. federal, state and Canadian income tax liability for taxable periods (or portions thereof) beginning after the date of the Merger to the amount of Veritiv’s aggregate U.S. federal, state and Canadian income tax liability for the same periods had Veritiv not been able to utilize Unisource Worldwide, Inc.’s net operating losses attributable to taxable periods prior to the date of the Merger. Veritiv will pay to UWW Holdings, LLC an amount equal to 85% of such tax savings, plus interest at a rate of LIBOR plus 1.00%, computed from the earlier of the date that Veritiv filed its U.S. federal income tax return for the applicable taxable year and the date that such tax return was due (without extensions) until payments are made. Under the Tax Receivable Agreement, UWW Holdings, LLC will not be required to reimburse Veritiv for any payments previously made if such tax benefits are subsequently disallowed or adjusted (although future payments under the Tax Receivable Agreement would be adjusted to the extent possible to reflect the result of such disallowance or adjustment). The Tax Receivable Agreement will be binding on and adapt to the benefit of any permitted assignees of UWW Holdings, LLC and to any successors to any of the parties of the Tax Receivable Agreement to the same extent as if such permitted assignee or successor had been an original party to the Tax Receivable Agreement.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific ("GP"), joint owner of UWW Holdings, LLC, in the normal course of business. Purchases from GP, net of applicable discounts, were $62.7 million, reflected in cost of products sold for the three months ended September 30, 2014. The aggregate amount of inventories purchased from GP that remained on Veritiv's Condensed Consolidated Balance Sheet was $27.0 million as of September 30, 2014. Net sales to GP were $9.2 million, reflected in net sales, for the three months ended September 30, 2014. Related party payable to GP and receivable from GP were $14.9 million and $3.4 million, as of September 30, 2014, respectively.

Financing Obligations to Related Party
In connection with Bain Capital Fund VII, L.P.’s acquisition of its 60% interest in UWW Holdings, Inc. on November 27, 2002, Unisource transferred 42 of its U.S. warehouse and distribution facilities (the "Properties") to GP, who then sold 38 of the Properties to an unrelated third party (the "Purchaser/Landlord"). Contemporaneously with the sale, GP entered into lease agreements with the Purchaser/Landlord with respect to the individual 38 Properties and concurrently entered into sublease agreements with Unisource, which are set to expire in June 2018. As a result of certain forms of continuing involvement, these transactions did not qualify for sale-leaseback accounting. Accordingly, the leases were classified as financing transactions. At the end of the lease term, the net remaining financing obligation of $174.0 million will be settled by the return of the assets.

The lease and sublease agreements also include rent schedules and escalation clauses throughout the lease and sublease terms. Subject to certain conditions, Unisource has the right to sublease any of the Properties. Under the terms of the lease and sublease agreements, GP and Unisource are responsible for all costs and expenses associated with the Properties, including the operation, maintenance and repair, taxes and insurances. Unisource leases from GP the remaining four Properties that are directly owned by GP and has classified them as capital or operating leases in accordance with the accounting guidance.

Relationship between Veritiv and International Paper

Transactions with International Paper

Prior to the Spin-off, xpedx purchased certain inventory items from, and sold certain inventory items to, International Paper in the normal course of business. For the three and nine months ended September 30, 2013, the Company sold products to International Paper in the amount of $12.8 million and $40.3 million, respectively, reflected in net sales. For the nine months ended September 30, 2014, the Company sold products to International Paper in the amount of $24.3 million, reflected in net sales. For the three and nine months ended September 30, 2013, the Company purchased and recognized in cost of products sold inventory from International Paper of $158.6 million and $465.6 million, respectively. For the nine months ended September 30, 2014, the Company purchased and recognized in cost of products sold inventory from International Paper of $276.5 million. As of December 31, 2013, the aggregate amount of inventories purchased from International Paper that remained on the Company’s Condensed Combined Balance Sheet was $48.5 million. Related party payable to International Paper and receivable from International Paper were $2.6 million and $10.1 million as of December 31, 2013, respectively. After the Spin-off and the Merger, Veritiv continues to purchase and sell certain inventory items to International Paper that are considered transactions in the normal course of the Company’s operations. While the Company and International Paper have entered into a transition services agreement, the Company has concluded that International Paper is not a related party.

Parent Company Investment

Net transfers (to) from International Paper are included within Parent company equity on the Condensed Combined Balance Sheet as of December 31, 2013. All significant intercompany transactions between xpedx and International Paper have been included for the periods prior to the Spin-off and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Consolidated and Combined Statements of Cash Flows as a financing activity and in the Condensed Consolidated and Combined Balance Sheets as Parent company investment. The components of net transfers (to) from Parent for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Intercompany sales and purchases, net	$—	$157.7	$255.4	$431.6
Cash pooling and general financing activities	—	(165.7)	(322.5)	(503.2)
Corporate allocations including income taxes	—	27.6	34.7	65.1
Net adjustments in conjunction with the Spin-off	(50.2)	—	(50.2)	—
Total net transfers (to) from International Paper	$(50.2)	$19.6	$(82.6)	$(6.5)

In conjunction with the Spin-off, certain xpedx assets and liabilities were retained by International Paper. Such assets and liabilities were identified and quantified in accordance with the terms agreed to in the Contribution and Distribution Agreement ("C&DA") dated January 28, 2014, entered into by International Paper, xpedx Holding Company, UWW Holdings, Inc. and UWW Holdings, LLC. Additionally, in accordance with the C&DA, the parties agreed to settle, within 30 days of the Distribution Date, all intercompany balances outstanding between International Paper and xpedx as of the Distribution Date, determined based on an agreed-upon formula. The net effect of assets and liabilities retained and adjustments to intercompany balances as of the Distribution Date are reflected in the table above in the net adjustments in conjunction with the Spin-off. These primarily include $24.3 million of net assets transferred to International Paper and settlement of intercompany balances of $24.6 million as of the Distribution Date.

Allocation of General Corporate Expenses

Prior to the Spin-off, the xpedx financial statements included expense allocations for certain functions previously provided by International Paper, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses were allocated on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount, sales or other measures. During the three and nine months ended September 30, 2013, $20.6 million and $60.4 million of expenses were allocated to xpedx and were included within selling and administrative expenses in the Condensed Consolidated and Combined Statements of Operations. For the nine months ended September 30, 2014, the Condensed Consolidated and Combined Statements of Operations reflect approximately $25.5 million of expenses allocated to xpedx prior to the Spin-off.

Separation Agreements with Former Unisource CEO

Effective as of the Distribution Date, Allan R. Dragone, Jr. ceased to be the Chief Executive Officer of Unisource and became a member of Veritiv’s Board of Directors. Under his then existing employment agreement with Unisource, Mr. Dragone was entitled to receive severance benefits, subject to his execution and non-revocation of a general release of claims against Unisource, the Company and International Paper. Under a Separation and Non-Competition Agreement entered into between the Company and Mr. Dragone as of June 30, 2014 (the “Separation Agreement”), Mr. Dragone received an additional $3.0 million in severance pay and agreed to be bound by the restrictive covenants set forth in the Separation Agreement. During the three months ended September 30, 2014, the Company recognized $5.4 million in expense related to Mr. Dragone's employment agreement and the Separation Agreement, which is reflected in merger and integration expenses in the Condensed Consolidated and Combined Statements of Operations. In addition, as part of his employment agreement, Mr. Dragone exercised his right to sell his personal residence to the Company.

17. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the 2013 combined financial statements, xpedx management discovered an error related to the deferred tax effect of the LIFO reserve. xpedx incorrectly recognized a deferred tax asset instead of a deferred tax liability.

The following are previously reported and restated balances of affected line items in the Condensed Combined Balance Sheets as of December 31, 2013 and Condensed Combined Statements of Cash Flows for the nine months ended September 30, 2013.

Condensed Combined Balance Sheets

	As of December 31, 2013
(in millions)	As	Adjustments	As
	Reported		Restated
Deferred income tax assets	$55.3	$(55.3)	$—
Total current assets	1,137.3	(55.3)	1,082.0
Total assets	1,312.2	(55.3)	1,256.9
Deferred income tax liabilities	—	13.5	13.5
Total current liabilities	451.3	13.5	464.8
Total liabilities	463.8	13.5	477.3
Parent company investment	853.1	(68.8)	784.3
Total equity	848.4	(68.8)	779.6
Total liabilities and equity	1,312.2	(55.3)	1,256.9

Condensed Combined Statements of Cash Flows

	Nine Months Ended September 30, 2013
(in millions)	As	Adjustments	As
	Reported		Restated
Deferred income tax provision	$4.2	$(0.7)	$3.5
Cash provided by operating activities - continuing operations	12.7	(0.7)	12.0
Cash provided by operating activities	12.6	(0.7)	11.9

Net transfers to Parent	(17.6)	0.7	(16.9)
Cash used for financing activities - continuing operations	(26.7)	0.7	(26.0)
Cash used for financing activities	(28.6)	0.7	(27.9)

The Condensed Combined Balance Sheets as of December 31, 2013, the Condensed Combined Statements of Cash Flows for the nine months ended September 30, 2013 and Note 15, Segment Information, as of and for the year ended December 31, 2013, have been restated to correct for this error. This error did not have an impact on the Condensed Combined Statements of Operations and Condensed Combined Statements of Comprehensive Income for the three and nine months ended September 30, 2013.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the Condensed Consolidated and Combined Financial Statements and Notes thereto, included elsewhere in this report. Certain statements contained in this report regarding the Company’s future operating results, performance, business plans, prospects, guidance and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words “believe,” “expect,” “anticipate,” “intend,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of such terms, or other comparable expressions, as they relate to the Company or its management, have been used to identify such forward-looking statements. All forward-looking statements reflect only the Company’s current beliefs and assumptions with respect to future operating results, performance, business plans, prospects, guidance and other matters, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company’s actual operating results, performance or business plans or prospects to differ materially from those expressed in, or implied by, these statements.
Factors that could cause actual results to differ materially from current expectations include risks and other factors described in the Company’s publicly available reports filed with the Securities and Exchange Commission ("SEC"), which contain a discussion of various factors that may affect the Company’s business or financial results. Such risks and other factors, which in some instances are beyond the Company’s control, include: the industry-wide decline in demand for paper and related products; procurement and other risks in obtaining packaging, paper and facility products from our suppliers for resale to our customers; increased competition, from existing and non-traditional sources; loss of significant customers; our ability to collect trade receivables from customers to whom we extend credit; successful integration of the legacy xpedx and Unisource businesses and realization and timing of the expected synergy and other cost savings from the merger; fuel cost increases; inclement weather, anti-terrorism measures and other disruptions to the transportation network; our ability to generate sufficient cash to service our debt; our ability to comply with the covenants contained in our debt agreements; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; increasing interest rates; foreign currency fluctuations; changes in accounting standards and methodologies; regulatory changes and judicial rulings impacting our business; adverse results from litigation, governmental investigations or tax related proceedings or audits; the effects of work stoppages, union negotiations and union disputes; our reliance on third-party vendors for various services; and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.
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
The financial data presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to reflect the restatement of xpedx's Condensed Combined Balance Sheets as of December 31, 2013 and Condensed Combined Statements of Cash Flows for the nine months ended September 30, 2013. The financial information discussed below and included in this document as of December 31, 2013 and for the nine months ended September 30, 2013 may not necessarily reflect what xpedx’s financial condition, results of operations or cash flow would have been had xpedx been a stand-alone company during this period or what xpedx’s financial condition, results of operations and cash flows may be in the future.

References in the Condensed Consolidated and Combined Financial Statements to International Paper or Parent refer to International Paper Company.

Overview
Business Overview
Veritiv Corporation ("Veritiv" or the "Company") is a leading North American business-to-business distributor of print, publishing, packaging, facility and logistics solutions. Established in 2014, following the merger of International Paper's xpedx division ("xpedx") and UWW Holdings, Inc., the Company operates from approximately 170 distribution centers throughout the U.S., Canada and Mexico.

xpedx was a business-to-business distributor of paper, publishing, packaging and facility supplies products in North America that operated 85 distribution centers in the U.S. and Mexico. xpedx distributed products and services to various customer markets, including printers, publishers, data centers, manufacturers, higher education institutions, healthcare facilities, sporting and performance arenas, retail, government agencies, property managers and building service contractors.

UWW Holdings, Inc., operating through Unisource Worldwide, Inc. and its other consolidated subsidiaries (collectively, "Unisource"), was a leading distributor of printing and business paper, publishing solutions, packaging supplies and equipment, facility supplies and equipment and logistics services primarily in the U.S. and Canada. Unisource sold its products to a diverse customer base that included commercial printing, retail, hospitality, healthcare, governmental, distribution and manufacturing sectors.

Veritiv's business is organized under four reportable segments: Print, Publishing, Packaging and Facility Solutions. During the three months ended September 30, 2014, the Company realigned and expanded its reportable segments to include a new Publishing segment. This realignment followed the Company’s merger with Unisource in the third quarter of 2014. This new segment structure is consistent with the way management now makes operating decisions and manages the growth and profitability of the Company’s business. As a result of the change in segment reporting, all historical financial information has been revised to conform to the new presentation. The following summary describes the products and services offered in each of the segments:

Print: The Print segment sells and distributes commercial printing, writing, copying, digital, wide format, and specialty paper products, graphics consumables, and graphics equipment primarily in the U.S., Canada and Mexico. This segment also includes customized paper conversion services of commercial printing paper for distribution to document centers and form printers.

Publishing: The Publishing segment sells and distributes coated and uncoated commercial printing papers to printers, converters, publishers, retailers and specialty businesses for use in magazines, catalogs, books, directories, gaming, couponing and retail inserts and direct mail. This segment also provides print management, e-commerce procurement and supply chain management solutions to simplify paper procurement processes for its customers.

Packaging: The Packaging segment sells and distributes consumer goods packaging, packaging for industrial or manufacturing components and point-of-sale displays, as well as the sale and distribution of single function or fully automated packaging machines in the U.S., Canada and Mexico. This segment also includes packaging design centers that design and test packaging, fulfillment and contract packaging services, and international operations focused on packaging design, development, testing and sourcing of packaging products for its customers primarily in the U.S. and Canada.

Facility Solutions: The Facility Solutions segment sells and distributes products such as towels, tissues, wipers and dispensers, can liners, commercial cleaning chemicals, soaps and sanitizers, sanitary maintenance supplies and equipment, safety and hazard supplies, and shampoos and amenities primarily in the U.S., Canada and Mexico. Products sold by this segment are primarily sourced from leading manufacturers in the U.S. and Canada.

Spin-off & Merger Transactions

On July 1, 2014 (the "Distribution Date"), International Paper completed the previously announced spin-off of its distribution solutions business, xpedx, to the International Paper shareholders (the "Spin-off"), forming a new public company called Veritiv. Immediately following the Spin-off, UWW Holdings, Inc. merged (the "Merger") with and into Veritiv.

On the Distribution Date, 8,160,000 shares of Veritiv common stock were distributed on a pro rata basis to the International Paper shareholders of record as of the close of business on June 20, 2014. Immediately following the Spin-off, but prior to the Merger, International Paper’s shareholders owned all of the shares of Veritiv common stock outstanding.

Immediately following the Spin-off on the Distribution Date, UWW Holdings, LLC, the sole shareholder of UWW Holdings, Inc., received 7,840,000 shares of Veritiv common stock for all outstanding shares of UWW Holdings, Inc. common stock that it held on the Distribution Date, in a private placement transaction.

Immediately following the completion of the Spin-off and the Merger, International Paper shareholders owned approximately 51%, and UWW Holdings, LLC owned approximately 49%, of the shares of Veritiv common stock on a fully-diluted basis. International Paper does not own any shares of Veritiv common stock. See Note 2 of the Notes to the Condensed Consolidated and Combined Financial Statements for further details on the Merger.

Veritiv’s common stock began regular-way trading on the New York Stock Exchange on July 2, 2014 under the ticker symbol VRTV.

Key Performance Measure

Adjusted EBITDA is the primary financial performance measure Veritiv uses to manage its businesses and monitor results of operations. Veritiv uses Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges (income), non-restructuring stock-based compensation expense, LIFO (income) expense, non-restructuring severance charges, merger and integration expenses, purchase accounting adjustments and income (loss) from discontinued operations, net of income taxes) because Veritiv believes investors commonly use Adjusted EBITDA as a key financial metric for valuing companies such as Veritiv. In addition, the credit agreement governing the ABL Facility (as defined in the Notes to the Condensed Consolidated and Combined Financial Statements) permits the Company to exclude these and other charges in calculating Consolidated EBITDA, as defined in the ABL Facility. Adjusted EBITDA is considered by the SEC as a non-GAAP financial measure and is not an alternative to net income, operating income or any other measure prescribed by U.S. generally accepted accounting principles ("GAAP").

The table below provides a reconciliation of Veritiv’s net income (loss) determined in accordance with GAAP to Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net income (loss)	$(14.0)	$5.1	$(5.6)	$2.0
Interest expense	6.8	—	6.8	—
Income tax (benefit) expense	(10.4)	3.9	(4.6)	2.0
Depreciation and amortization	14.2	4.4	23.1	12.8
EBITDA	$(3.4)	$13.4	$19.7	$16.8
Restructuring charges (income)	0.1	6.0	(1.0)	30.4
Non-restructuring stock-based compensation	—	3.2	4.0	9.8
LIFO (income) expense	(0.5)	4.2	(0.8)	1.9
Non-restructuring severance charges	—	0.3	2.4	0.9
Merger and integration expenses	54.8	—	56.9	—
Other	0.5	—	0.5	—
Loss from discontinued operations, net of income taxes	—	0.1	0.1	—
Adjusted EBITDA	$51.5	$27.2	$81.8	$59.8

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of Veritiv’s results as reported under GAAP. For example, Adjusted EBITDA:

•	Does not reflect the Company’s income tax expenses or the cash requirements to pay its taxes; and

•
Although depreciation and amortization charges are non-cash charges, it does not reflect that the assets being depreciated and amortized will often have to be replaced in the future, and the foregoing metrics do not reflect any cash requirements for such replacements.

Other companies in the industry may calculate these metrics differently than Veritiv does, limiting its usefulness as a comparative measure. Because of these limitations, the above metrics should not be considered as a measure of discretionary cash available to Veritiv to invest in the growth of its business. Veritiv compensates for these limitations by relying both on the Company's GAAP results and by using the above metrics for supplemental purposes. Additionally, Adjusted EBITDA is not an alternative measure of financial performance under GAAP and therefore should be considered in conjunction with net income and other performance measures such as operating income or net cash provided by operating activities and not as an alternative to such GAAP measures.

Results of Operations, Including Business Segments

Prior to the Distribution Date, Veritiv’s financial position, results of operations and cash flows consisted of only the xpedx business of International Paper and have been derived from International Paper’s historical accounting records. The financial results of xpedx have been presented on a carve-out basis through the Distribution Date, while the financial results for Veritiv, post Spin-off, are prepared on a stand-alone basis. As such, the unaudited interim Condensed Consolidated and Combined Statements of Operations, Condensed Consolidated and Combined Statements of Comprehensive Income and Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2014 consist of the consolidated results of Veritiv on a stand-alone basis for the three months ended September 30, 2014, and the combined results of operations of xpedx for the six months ended June 30, 2014 on a carve-out basis. The condensed combined financial statements as of December 31, 2013 and for the three and nine months ended September 30, 2013 consist entirely of the combined results of xpedx on a carve-out basis.

Net sales and net earnings for any interim period are not necessarily indicative of future or annual results. The Company's business is subject to seasonal influences. Generally, the Company's highest volume of net sales and

Adjusted EBITDA occurs in the third fiscal quarter, and the lowest volume of net sales and Adjusted EBITDA occurs during the first fiscal quarter.

For periods prior to the Spin-off, the condensed combined financial statements include expense allocations for certain functions previously provided by International Paper. See Note 1 of the Notes to the Condensed Consolidated and Combined Financial Statements for further information.

The following discussion compares the consolidated and combined operating results of Veritiv for the three and nine months ended September 30, 2014 and 2013:

Comparison of the Three Months Ended September 30, 2014 and September 30, 2013

	Three Months Ended September 30,				Increase (Decrease)
(in millions)	2014	%	2013	%	$	%
Net sales	$2,390.3	100.0%	$1,442.8	100.0%	$947.5	65.7%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,987.1	83.1%	1,214.1	84.1%	773.0	63.7%
Distribution expenses	138.2	5.8%	75.4	5.2%	62.8	83.3%
Selling and administrative expenses	212.9	8.9%	134.0	9.3%	78.9	58.9%
Depreciation and amortization	14.2	0.6%	4.4	0.3%	9.8	222.7%
Merger and integration expenses	54.8	2.3%	—	—%	54.8	*
Restructuring charges	0.1	—%	6.0	0.4%	(5.9)	(98.3)%
Operating income (loss)	(17.0)	(0.7)%	8.9	0.6%	(25.9)	*
Interest expense, net	6.8	0.3%	—	—%	6.8	*
Other expense (income), net	0.6	—%	(0.2)	—%	0.8	*
Income (loss) from continuing operations before income taxes	(24.4)	(1.0)%	9.1	0.6%	(33.5)	*
Income tax (benefit) expense	(10.4)	(0.4)%	3.9	0.3%	(14.3)	*
Income (loss) from continuing operations	(14.0)	(0.6)%	5.2	0.4%	(19.2)	*
Loss from discontinued operations, net of income taxes	—	—%	(0.1)	—%	0.1	(100.0)%
Net income (loss)	$(14.0)	(0.6)%	$5.1	0.4%	(19.1)	*
* - not meaningful
Net Sales
Net sales increased due primarily to a net sales contribution of $1,021.8 million, or 70.8%, from the Merger. This increase was partially offset by a 5.1% decrease in net sales of the legacy xpedx operations, due primarily to a decline in sales volume in the Print, Publishing, and Facility Solutions segments, which more than offset an increase in sales volume in the Packaging segment.
Cost of Products Sold
Cost of products sold increased due primarily to incremental cost of products sold of $841.7 million, or 69.3%, attributable to the Merger. This increase was partially offset by a 5.6% decrease in the cost of products sold of legacy xpedx operations, due primarily to the decrease in its net sales, as discussed above.
Distribution Expenses
Distribution expenses increased due primarily to incremental distribution expenses of $65.6 million, or 87.0%, attributable to the Merger. This increase was partially offset by a 3.7% decrease in distribution expenses of legacy xpedx operations attributable to lower costs of material handling and delivery as a result of the decrease in legacy xpedx sales during this period.
Selling and Administrative Expenses
Selling and administrative expenses increased due primarily to incremental selling and administrative expenses of $93.4 million, or 69.7%, attributable to the Merger. The increase was partially offset by a 10.8% decrease in selling and administrative expenses of legacy xpedx operations, which was primarily attributable to decreases in the Print and Corporate & Other segments. The decrease is primarily attributed to: (i) the absence of allocated expenses from International Paper during the three months ended September 30, 2014 which accounted for 5.9% of the decrease, (ii) a 2.8% decline attributable to lower personnel and other related costs, and (iii) a 2.0% decline attributable to lower other operating expenses. The decrease in personnel costs and operating expenses is primarily driven by the decline in legacy xpedx sales during this period.

Depreciation and Amortization Expenses
Depreciation and amortization expenses increased due primarily to incremental expenses of $9.5 million, or 215.9%, attributable to the Merger. Depreciation and amortization expenses increased an additional 6.8% due primarily to an increase in legacy xpedx depreciation, offset by the transfer of certain depreciable assets to International Paper as a result of the Spin-off.
Merger and Integration Expenses
During the three months ended September 30, 2014, the Company incurred $54.8 million in merger and integration-related expenses to complete the Spin-off and Merger. These costs related primarily to third-party fees and certain costs associated with change-in-control agreements.
Restructuring Charges
For the three months ended September 30, 2014, restructuring charges decreased by $5.9 million when compared to the same period in 2013. For 2013, restructuring charges included: (i) employee termination benefits, (ii) shut down costs, including lease termination charges, and (iii) asset impairments and write-downs. There were no significant charges in the 2014 period under the new Veritiv restructuring plan. See Note 3 of the Notes to the Condensed Consolidated and Combined Financial Statements for additional details.

Interest Expense, Net
Interest expense, net primarily consists of $4.9 million of interest expense on the ABL Facility and $1.1 million for amortization of deferred financing costs related to the ABL Facility.

Effective Tax Rate
Veritiv's effective tax rate was 42.6% and 42.9% for the three months ended September 30, 2014 and 2013, respectively. The difference between the Company’s effective tax rate for the three months ended September 30, 2014 and the U.S. statutory tax rate of 35% is principally related to nondeductible transaction-related costs and other expenses. The Company expects its effective tax rate in the future to be lower due to an anticipated reduction in nondeductible transaction costs.

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013

	Nine Months Ended September 30,				Increase (Decrease)
(in millions)	2014	%	2013	%	$	%
Net sales	$5,026.7	100.0%	$4,234.1	100.0%	$792.6	18.7%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	4,192.2	83.4%	3,545.5	83.7%	646.7	18.2%
Distribution expenses	289.5	5.8%	234.8	5.5%	54.7	23.3%
Selling and administrative expenses	469.2	9.3%	408.9	9.7%	60.3	14.7%
Depreciation and amortization	23.1	0.5%	12.8	0.3%	10.3	80.5%
Merger and integration expenses	56.9	1.1%	—	—%	56.9	*
Restructuring charges (income)	(1.0)	—%	30.4	0.7%	(31.4)	*
Operating income (loss)	(3.2)	(0.1)%	1.7	—%	(4.9)	*
Interest expense, net	6.8	0.1%	—	—%	6.8	*
Other expense (income), net	0.1	—%	(2.3)	(0.1)%	2.4	*
Income (loss) from continuing operations before income taxes	(10.1)	(0.2)%	4.0	0.1%	(14.1)	*
Income tax (benefit) expense	(4.6)	(0.1)%	2.0	—%	(6.6)	*
Income (loss) from continuing operations	(5.5)	(0.1)%	2.0	—%	(7.5)	*
Loss from discontinued operations, net of income taxes	(0.1)	—%	—	—%	(0.1)	*
Net income (loss)	$(5.6)	(0.1)%	$2.0	—%	(7.6)	*
* - not meaningful
Net Sales
Net sales increased due primarily to the net sales contribution of $1,021.8 million, or 24.1%, from the Merger. This increase was partially offset by a 5.4% decrease in net sales of the legacy xpedx operations, due primarily to declines in sales volume in the Print, Publishing, and Facility Solutions segments, which more than offset an increase in sales volume in the Packaging segment.
Cost of Products Sold
Cost of products sold increased due primarily to incremental costs of $841.7 million, or 23.7%, attributable to the Merger. This increase was partially offset by a 5.5% decrease in cost of products sold of the legacy xpedx operations, due primarily to the decrease in its net sales, as discussed above.

Distribution Expenses
Distribution expenses increased due primarily to incremental expenses of $65.6 million, or 27.9%, attributable to the Merger. This increase was partially offset by a 4.6% decrease in distribution expenses of the legacy xpedx operations. The decrease in legacy xpedx operations is primarily attributed to lower costs of delivery and material handling as a result of lower legacy xpedx sales during this period.
Selling and Administrative Expenses
Selling and administrative expenses increased due primarily to incremental expenses of $93.4 million, or 22.8%, from the Merger. This increase was partially offset by an 8.1% decrease in selling and administrative expenses of the legacy xpedx operations. The decrease in legacy xpedx selling and administrative expenses is primarily attributed to: (i) lower allocated expenses from International Paper during the period which accounted for 4.7% of the decrease, (ii) a 1.2% decline attributed to lower personnel and other related costs, and (iii) a 0.8% decline attributed to lower other operating expenses. The decrease in personnel costs and other operating expenses is due primarily to the decline in legacy xpedx sales during this period.

Depreciation and Amortization Expenses
Depreciation and amortization expenses increased due primarily to incremental expenses of $9.5 million, or 74.2%, attributable to the Merger. Depreciation and amortization expenses increased an additional 6.3% due primarily to an increase in legacy xpedx depreciation, partially offset by the transfer of certain depreciable assets to International Paper as a result of the Spin-off.
Merger and Integration Expenses
During the nine months ended September 30, 2014, the Company incurred $56.9 million in merger and integration-related expenses to complete the Spin-off and Merger. These costs related primarily to third-party fees and certain costs associated with change-in-control agreements.
Restructuring Charges (Income)
For the nine months ended September 30, 2014, restructuring charges decreased $31.4 million compared to the same period in 2013. For 2013, restructuring charges included: (i) employee termination benefits, (ii) shut down costs, including lease termination charges, and (iii) asset impairments and write-downs. There were no significant charges in the 2014 period under the new Veritiv restructuring plan. See Note 3 of the Notes to the Condensed Consolidated and Combined Financial Statements for additional details.

Interest Expense, Net
Interest expense, net primarily consists of $4.9 million of interest expense on the ABL Facility and $1.1 million for amortization of deferred financing costs related to the ABL Facility.

Effective Tax Rate
Veritiv's effective tax rate was 45.5% and 50.0% for the nine months ended September 30, 2014 and 2013, respectively. The difference between the Company’s effective tax rate for the nine months ended September 30, 2014 and the U.S. statutory tax rate of 35% is principally related to nondeductible transaction-related costs and other expenses. The Company expects its effective tax rate in the future to be lower due to an anticipated reduction in nondeductible transaction costs.

Industry Segment Results
As discussed above, during the third quarter of 2014, the Company realigned and expanded its reportable segments to include a new Publishing segment. This new segment structure is consistent with the way the Chief Operating Decision Maker ("CODM"), identified as the Chief Executive Officer, manages and evaluates the business. In addition, as a result of the change in how the CODM manages and evaluates the business, certain costs such as executive costs, corporate affairs, finance, human resources, IT and legal that were previously allocated to the reportable segments are no longer allocated. The Company’s consolidated financial results now include a "Corporate & Other" category which includes certain assets and costs not directly related to any of the reportable segments. Corporate & Other also includes the Veritiv Logistics Solutions business unit which provides transportation and warehousing solutions. As a result of these changes in segment reporting, all historical financial information has been revised to conform to the new presentation, with no resulting impact on the consolidated and combined results of operations.

In conjunction with the change in reportable segments, management re-evaluated its use of key performance metrics. Historically, xpedx used operating profit excluding certain charges as its measure of operating performance of segment results. Based on the recent evaluation, Veritiv management has concluded that Adjusted EBITDA is the primary metric management uses to assess operating performance. Therefore, the current and prior period segment presentations reflect Adjusted EBITDA as the operating performance measure.

The Company believes that the decline in paper and related products is due to the widespread use of electronic media and permanent product substitution, more e-commerce including less print advertising, fewer catalogs and a reduced volume of direct mail, and other factors. This trend is expected to continue and will place continued pressure on the Company’s revenues and profit margins and make it more difficult to maintain or grow Adjusted EBITDA within the Print and Publishing segments.

Included in the following tables are net sales and Adjusted EBITDA for each of the reportable segments reconciled to the combined totals:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Three Months Ended September 30, 2014
Net sales	$947.2	$338.2	$725.0	$357.0	$22.9	$2,390.3
Adjusted EBITDA	$20.5	$9.2	$53.0	$15.5	$(46.7)	$51.5

Three Months Ended September 30, 2013
Net sales	$613.2	$215.0	$404.5	$210.1	$—	$1,442.8
Adjusted EBITDA	$14.8	$5.0	$32.1	$5.3	$(30.0)	$27.2

Nine Months Ended September 30, 2014
Net sales	$2,038.3	$715.4	$1,529.5	$720.6	$22.9	$5,026.7
Adjusted EBITDA	$38.1	$16.6	$104.4	$18.4	$(95.7)	$81.8

Nine Months Ended September 30, 2013
Net sales	$1,812.5	$596.8	$1,189.4	$635.4	$—	$4,234.1
Adjusted EBITDA	$35.7	$12.0	$91.4	$10.3	$(89.6)	$59.8

Key factors contributing to the increase in Adjusted EBITDA for the three and nine months ended September 30, 2014 compared to the same periods in 2013 include: (i) the Merger and (ii) the overall decrease in the legacy xpedx operating expenses.

Print

The table below presents selected data with respect to the Print segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Increase (Decrease) %	2014	2013	Increase (Decrease) %
Net sales	$947.2	$613.2	54.5%	$2,038.3	$1,812.5	12.5%
Adjusted EBITDA	$20.5	$14.8	38.5%	$38.1	$35.7	6.7%
Adjusted EBITDA as a % of net sales	2.2%	2.4%		1.9%	2.0%
Comparison of the Three Months Ended September 30, 2014 and September 30, 2013
Net sales increased due primarily to the net sales contribution of $371.9 million, or 60.7%, from the Merger. This increase was partially offset by a 6.2% decrease in the net sales of legacy xpedx operations, which was attributable to a decline in sales volume and the loss of a major customer.

Adjusted EBITDA increased during the period primarily as a result of the contribution from the Merger and improvement in legacy xpedx Adjusted EBITDA. The improvement in legacy xpedx Adjusted EBITDA is attributed to a decrease in warehousing and delivery activity, along with a reduction in selling-related personnel costs which more than offset the decline in net sales.

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013
Net sales increased due primarily to the net sales contribution of $371.9 million, or 20.5%, from the Merger. This increase was partially offset by an 8.0% decrease in the net sales of legacy xpedx operations, which was attributable to a decline in sales volume and the loss of a major customer.

Adjusted EBITDA increased during the period primarily as a result of the contribution from the Merger, which was partially offset by a decline in legacy xpedx Adjusted EBITDA as a result of the decline in legacy xpedx net sales.

Publishing

The table below presents selected data with respect to the Publishing segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Increase (Decrease) %	2014	2013	Increase (Decrease) %
Net sales	$338.2	$215.0	57.3%	$715.4	$596.8	19.9%
Adjusted EBITDA	$9.2	$5.0	84.0%	$16.6	$12.0	38.3%
Adjusted EBITDA as a % of net sales	2.7%	2.3%		2.3%	2.0%
Comparison of the Three Months Ended September 30, 2014 and September 30, 2013
Net sales increased due primarily to the net sales contribution of $152.0 million, or 70.7%, from the Merger. This increase was partially offset by a 13.4% decrease in the net sales of legacy xpedx operations, due primarily to a 13.2% decline in sales volume and a 0.2% unfavorable price mix variance.

Adjusted EBITDA increased during the period primarily as a result of the Merger. The impact of legacy xpedx operations on the change in Adjusted EBITDA during this period was minimal.

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013
Net sales increased due primarily to the net sales contribution of $152.0 million, or 25.5%, from the Merger. This increase was partially offset by a 5.6% decrease in the net sales of legacy xpedx operations, due primarily to a 4.6% decline in sales volume and a 1.0% unfavorable price mix variance.

Adjusted EBITDA increased during the period primarily as a result of the Merger. The impact of legacy xpedx operations on the change in Adjusted EBITDA during this period was minimal.

Packaging

The table below presents selected data with respect to the Packaging segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Increase (Decrease) %	2014	2013	Increase (Decrease) %
Net sales	$725.0	$404.5	79.2%	$1,529.5	$1,189.4	28.6%
Adjusted EBITDA	$53.0	$32.1	65.1%	$104.4	$91.4	14.2%
Adjusted EBITDA as a % of net sales	7.3%	7.9%		6.8%	7.7%
Comparison of the Three Months Ended September 30, 2014 and September 30, 2013
Net sales increased due primarily to the net sales contribution of $306.1 million, or 75.7%, from the Merger, along with a 3.5% increase in net sales of the legacy xpedx operations. This increase in legacy xpedx operations was due primarily to a 4.7% increase in sales volume, partially offset by a 1.1% unfavorable price mix variance.

Adjusted EBITDA increased during the period primarily as a result of the contribution from the Merger, which was partially offset by a decline in legacy xpedx Adjusted EBITDA due to the unfavorable price mix variance and increased operating expenses.

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013
Net sales increased due primarily to the net sales contribution of $306.1 million, or 25.7%, from the Merger, along with a 2.9% increase in net sales of the legacy xpedx operations. This increase was due primarily to a 4.1% increase in sales volume, partially offset by a 1.2% unfavorable price mix variance.

Adjusted EBITDA increased during the period primarily as a result of the contribution from the Merger, which was partially offset by a decline in legacy xpedx Adjusted EBITDA due to the unfavorable price mix variance and increased operating expenses.

Facility Solutions

The table below presents selected data with respect to the Facility Solutions segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Increase (Decrease) %	2014	2013	Increase (Decrease) %
Net sales	$357.0	$210.1	69.9%	$720.6	$635.4	13.4%
Adjusted EBITDA	$15.5	$5.3	192.5%	$18.4	$10.3	78.6%
Adjusted EBITDA as a % of net sales	4.3%	2.5%		2.6%	1.6%
Comparison of the Three Months Ended September 30, 2014 and September 30, 2013
Net sales increased due primarily to the net sales contribution of $168.9 million, or 80.4%, from the Merger. This increase was partially offset by a 10.5% decrease in net sales of the legacy xpedx operations, due primarily to a decline in sales volume resulting from the loss of a major customer which reduced net sales by 12.1%, partially offset by a 1.6% favorable price mix variance.

Adjusted EBITDA increased during the period primarily as a result of the contribution from the Merger and an increase in legacy xpedx Adjusted EBITDA. The improvement in legacy xpedx Adjusted EBITDA was due to declines in expenses which more than offset the decline in legacy xpedx net sales.

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013
Net sales increased due primarily to the net sales contribution of $168.9 million, or 26.6%, from the Merger. This increase was partially offset by a 13.2% decrease in net sales of the legacy xpedx operations, due primarily to a decline in sales volume resulting from the loss of a major customer which reduced net sales by 14.6%, partially offset by a 1.5% favorable price mix variance.

Adjusted EBITDA increased during the period primarily as a result of the Merger. The impact of legacy xpedx operations on the change in Adjusted EBITDA during this period was minimal.

Corporate & Other
Comparison of the Three Months Ended September 30, 2014 and September 30, 2013
For the Corporate & Other category, Adjusted EBITDA changed from a loss of $30.0 million to a loss of $46.7 million primarily as a result of incremental operating expenses of $20.5 million attributable to the Merger, as well as a $4.3 million increase in personnel costs. These increases were partially offset by a $7.8 million reduction in allocated expenses from International Paper to legacy xpedx operations.

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013
Adjusted EBITDA changed from a loss of $89.6 million to a loss of $95.7 million primarily as a result of incremental operating expenses of $20.5 million attributable to the Merger, as well as a $6.4 million increase in personnel costs. These increases were partially offset by a $19.2 million reduction in allocated expenses from International Paper to legacy xpedx operations.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from the Company's operations and borrowings from the ABL Facility. During the nine months ended September 30, 2014 and 2013, Veritiv generated sufficient cash from operations to fund its capital spending.

The following table sets forth a summary of cash flows:

	Nine Months Ended September 30,
(in millions)	2014	2013
Net cash provided by (used for):
Operating activities	$28.5	$11.9
Investing activities	36.4	12.6
Financing activities	(10.8)	(27.9)
Operating Activities
Year-to-date net cash provided by operating activities increased by $16.6 million due primarily to changes in working capital as compared to last year. Cash provided by operating activities in 2014 was negatively impacted by $56.9 million of merger and integration costs, which are anticipated to be lower in future periods.

Investing Activities
Year-to-date net cash provided by investing activities increased by $23.8 million due primarily to the net cash acquired from the Merger. This increase was partially offset by lower proceeds from sales of assets as compared to last year.

Financing Activities
Year-to-date 2014 net cash used for financing activities was $10.8 million compared to $27.9 million for the prior year period. The current year activity includes net cash transfers to Parent of $465.7 million, partially offset by net proceeds from the new ABL Facility, as described below, and favorable changes in overdrafts.

Funding and Liquidity Strategy

The Spin-off and Merger transactions resulted in a significantly new capital structure and new sources of liquidity for Veritiv when compared to the historical capital structures of both xpedx and Unisource. In conjunction with the Spin-off and Merger, and to refinance existing debt of Unisource, Veritiv entered into a commitment with a group of lenders for a $1.4 billion asset-backed lending facility (the "ABL Facility"). The ABL Facility is available to be drawn in U.S. dollars, in the case of the U.S. Facilities, and in U.S. dollars or Canadian dollars, in the case of the Canadian Facilities, or in other currencies that are mutually agreeable.
The ABL Facility will mature and the commitments thereunder will terminate after July 1, 2019. The interest rates applicable to the ABL Facility are subject to a pricing grid based on average daily excess availability for the previous fiscal quarter.

The ABL Facility requires a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the greater of (i) $90.0 million and (ii) 10.0% of the lesser of (x) the then applicable borrowing base and (y) the then total effective commitments under the ABL Facility, and continuing until such time as specified availability has been in excess of such threshold for a period of 20 consecutive calendar days. At September 30, 2014, the above test was not applicable.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2014, the available borrowing capacity under the ABL Facility was approximately $509.1 million.

Veritiv's ability to fund its capital needs will depend on its ongoing ability to generate cash from operations and borrowings under the ABL Facility. If Veritiv's cash flows from operating activities are lower than expected, the Company will need to borrow under the ABL Facility and may need to incur additional debt or issue additional equity. Although management believes that the arrangements currently in place will permit Veritiv to finance its operations on acceptable terms and conditions, the Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (i) the liquidity of the overall capital markets and (ii) the current state of the economy.

Veritiv's management expects that the Company's primary future cash needs will be for working capital, capital expenditures, contractual commitments and strategic investments. Additionally, management expects that cash provided by operating activities and available capacity under the ABL Facility will provide sufficient funds to operate the business and meet other liquidity needs for the next twelve months.

The Company currently expects one-time costs associated with achieving anticipated cost savings and other synergies from the Spin-off and Merger to be approximately $225.0 million over a five-year period from the Distribution Date, including approximately $55.0 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning.

Off-Balance Sheet Arrangements
Veritiv does not have any off-balance sheet arrangements as of September 30, 2014, other than the operating lease obligations addressed below under Contractual Obligations and the letters of credit under the ABL Facility as discussed above. The Company does not expect to have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The table below summarizes the Company's contractual obligations as of September 30, 2014:

(in millions)	Remainder of 2014	2015	2016	2017	2018	Thereafter
Equipment capital lease obligations (1)	$1.2	$3.8	$3.0	$2.6	$0.5	$0.3
Financing obligations to related party (1,2)	4.0	16.0	16.2	16.4	8.2	—
Operating lease obligations (3)	23.5	79.2	66.0	55.1	46.1	95.1
ABL Facility (4)	—	—	—	—	—	796.9
Employment benefit liabilities	1.1	3.2	—	—	—	—
Deferred compensation (5)	1.0	2.7	2.7	2.5	2.4	20.2
Total	$30.8	$104.9	$87.9	$76.6	$57.2	$912.5

(1) Equipment capital lease obligations and financing obligations to related party include amounts classified as interest.
(2) Financing obligations to related party will not result in cash payments in excess of amounts reported above.
(3) Non-cancelable operating leases are presented net of contractual sublease rental income.
(4) The ABL Facility will mature and the commitments thereunder will terminate after July 1, 2019. Interest payments are not included.
(5) Deferred compensation obligations reflect gross cash payment amounts due.

As of September 30, 2014, the Company had approximately $1.6 million of liabilities for uncertain tax positions. These unrecognized tax benefits have been excluded from the Contractual Obligations table above due to uncertainty as to the amount and timing of settlement with taxing authorities.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires the Company to establish accounting policies and utilize estimates that affect both the amounts and timing of the recording of assets, liabilities, net sales and expenses. Some of these estimates require judgment about matters that are inherently uncertain. Different amounts would be reported under different operating conditions or under alternative assumptions.

The Company has evaluated the accounting policies used in the preparation of the accompanying Condensed Consolidated and Combined Financial Statements and related Notes and believes those policies to be reasonable and appropriate. Management believes that the most critical accounting policies whose application may have a significant effect on the reported results of operations and financial position of the Company, and that can require judgments by management that affect their application, include: (i) revenue recognition, (ii) commitments and contingencies, (iii) impairment or disposal of long-lived assets and goodwill, (iv) employee benefit plans, (v) income taxes and (vi) related party transactions.
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
Certain revenues are derived from shipments arranged by the Company made directly from a manufacturer to a customer. The Company is considered to be a principal to these transactions because, among other factors, it controls pricing to the customer and bears the credit risk of the customer defaulting on payment and is the primary obligor. Revenues from these sales are reported on a gross basis in the Condensed Consolidated and Combined Statements of Operations and amounted to $925.8 million and $611.4 million for the three months ended September 30, 2014 and 2013, respectively, and $2,020.1 million and $1,769.9 million for the nine months ended September 30, 2014 and 2013, respectively.
Taxes collected from customers relating to product sales and remitted to governmental authorities are accounted for on a net basis. Accordingly, such taxes are excluded from both net sales and expenses.
Commitments and Contingencies
Accruals for contingent liabilities, including legal matters, are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel.
Impairment or Disposal of Long-Lived Assets and Goodwill
An impairment of a long-lived asset exists when the asset’s carrying amount exceeds its expected future undiscounted cash flows and is recorded at its estimated fair value. Goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairments of long-lived assets and goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of goodwill and indefinite-lived intangible asset balances is required annually. The Company currently does not have any indefinite-lived intangible assets. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors. These key factors include future selling prices and volumes, operating, inventory, energy and freight costs and various other projected operating economic factors. As these key factors change in future periods, the Company will update its impairment analyses to reflect the latest estimates and projections.
Under the provisions of Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, the testing of goodwill for possible impairment is a two-step process. In the first step, the fair value of the reporting units is compared with their carrying value, including goodwill. If fair value exceeds the carrying value, goodwill is not considered to be impaired. If the fair value of a reporting unit is below the carrying value, then step two is performed to measure the amount of the goodwill impairment loss for the reporting unit. This analysis requires the determination of the fair value of all of the individual assets and liabilities of the reporting unit, including any currently unrecognized intangible assets, as if the reporting unit had been purchased on the analysis date. Once these fair values have been determined, the implied fair value of the unit’s goodwill is calculated as the excess, if any, of the fair value of the reporting unit determined in step one over the fair value of the net assets determined in step two. The carrying value of goodwill is then reduced to this implied value, or to zero if the fair value of the assets exceeds the fair value of the reporting unit, through a goodwill impairment charge.
The impairment analysis requires a number of judgments by management. In calculating the estimated fair value of its reporting units in step one, Veritiv uses the projected future cash flows to be generated by each unit over the estimated remaining useful operating lives of the unit’s assets, discounted using the estimated cost-of-capital discount rate for each reporting unit. These calculations require many estimates, including discount rates, future growth rates and cost and pricing trends for each reporting unit. Subsequent changes in economic and operating conditions can affect these assumptions and could result in additional interim testing and goodwill impairment charges in future periods. Upon completion, the resulting estimated fair values are then analyzed for reasonableness by comparing them to earnings multiples for historic industry business transactions and by comparing the sum of the reporting unit fair values to the fair value of the Company as a whole.

No goodwill or long-lived asset impairment charges were recorded during the three and nine months ended September 30, 2014 or 2013.

Employee Benefit Plans
Certain of xpedx's employees participated in defined benefit pension and other post-retirement benefit plans sponsored by International Paper and accounted for by International Paper in accordance with accounting guidance for defined benefit pension and other post-employment benefit plans. In conjunction with the Spin-off, the above plans were frozen for the xpedx employees, and International Paper retained the associated liabilities and any potential costs for future periods. The amount of net pension and other post-employment benefit expense attributable to xpedx, related to the International Paper sponsored plans, was $1.5 million for the three months ended September 30, 2013, and $8.0 million and $9.1 million for the nine months ended September 30, 2014 and 2013, respectively.

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit plans and Supplemental Executive Retirement Plan ("SERP") in the U.S. and Canada. The nonunion plans were frozen prior to the Merger. Expected benefit payments in the U.S. plan for 2014 assume that 10% of vested terminated participants will take lump sum payments; however, the timing of when the actual account balances will be paid is dependent on when participants elect to receive payment of their accounts. For the three months ended September 30, 2014, the amount of net periodic pension credit recognized by Veritiv was $0.3 million.

Veritiv contributes to multiemployer pension plans for certain collective bargaining employees. Veritiv made contributions to the bargaining unit supported multiemployer pension plans of $1.1 million and $0.8 million during the three months ended September 30, 2014 and 2013, respectively, and $2.3 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Income Taxes
Veritiv records its global tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where Veritiv believes that a tax position is supportable for income tax purposes, the item is included in the appropriate income tax returns. Where treatment of a position is uncertain, liabilities are recorded based upon an evaluation of the more likely than not outcome considering technical merits of the position based on specific tax regulations and facts of each matter. Changes to recorded liabilities are made only when an identifiable event occurs that changes the likely outcome, such as settlement with the relevant tax authority, the expiration of statutes of limitation for the subject tax year, change in tax laws, or a recent court case that addresses the matter.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies.
While Veritiv believes that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts.

Veritiv's effective tax rate was 42.6% and 42.9% for the three months ended September 30, 2014 and 2013, respectively, and 45.5% and 50.0% for the nine months ended September 30, 2014 and 2013, respectively.

Related Party Transactions
In conjunction with the Spin-off and the Merger, the Company has entered into several agreements with UWW Holdings, LLC. These include the Registration Rights Agreement and the Tax Receivable Agreement. Additionally, Veritiv purchases and sells certain inventory items to International Paper and Georgia-Pacific ("GP"), as well as leases warehouse and distribution facilities from GP. See the detailed discussion in Note 16 of the Notes to the Condensed Consolidated and Combined Financial Statements.

Recently Issued Accounting Standards

See Note 1 of the Notes to the Condensed Consolidated and Combined Financial Statements for information regarding recently issued accounting standards.

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

On July 1, 2014, we completed our merger with Unisource. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 14 of the Notes to the Condensed Consolidated and Combined Financial Statements.

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

VERITIV CORPORATION
(Registrant)

Date:	November 14, 2014	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 14, 2014	By: /s/ W. Forrest Bell
Name: W. Forrest Bell
Title: Chief Accounting Officer
(Principal Accounting Officer)

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

10.12
Offer Letter, dated as of February 13, 2014, between Veritiv Corporation (f/k/a xpedx Holding Company) and Stephen J. Smith, incorporated by reference from Exhibit 10.12 to the Registrant's Form 10-Q filed on August 14, 2014.

10.13
Form of Indemnification Agreement between Veritiv Corporation (f/k/a xpedx Holding Company) and each of its directors, incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193950) filed on June 11, 2014.

10.14	Veritiv Corporation 2014 Omnibus Incentive Plan, incorporated by reference from Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on July 3, 2014.

10.15	2014 Short-Year Veritiv Incentive Plan adopted effective as of August 8, 2014, incorporated by reference from Exhibit 10.15 to the Registrant's Form 10-Q filed on August 14, 2014.

10.16	Form of Notice of 2014 Long-Term Transition Incentive Award, incorporated by reference from Exhibit 10.16 to the Registrant's Form 10-Q filed on August 14, 2014.

10.17	Form of Notice of 2014-15 Long-Term Transition Incentive Award, incorporated by reference from Exhibit 10.17 to the Registrant's Form 10-Q filed on August 14, 2014.

10.18	Form of Notice of 2014-15-16 Long-Term Transition Incentive Award, incorporated by reference from Exhibit 10.18 to the Registrant's Form 10-Q filed on August 14, 2014.

10.19	Terms and Conditions of Long-Term Transition Incentive Award Opportunities, incorporated by reference from Exhibit 10.19 to the Registrant's Form 10-Q filed on August 14, 2014.

10.20*	Veritiv Corporation Deferred Compensation Savings Plan.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxomony Extension Presentation Linkbase Document.

* Filed herewith