Form 10-Q
period 2015-03-31
Veritiv Corp
filed 2015-05-13
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant's common stock as of May 11, 2015 was 16,000,000.

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
Because the spin-off and merger transactions were consummated on July 1, 2014:

•
The Veritiv Condensed Combined Statement of Operations, Statement of Comprehensive Income (Loss), Statement of Cash Flows and Notes thereto presented in this report for the three months ended March 31, 2014 include the legacy xpedx business only.

•
The Veritiv Condensed Consolidated Statement of Operations, Statement of Comprehensive Income (Loss), Statement of Cash Flows and Notes thereto presented in this report for the three months ended March 31, 2015 include the combined legacy xpedx and Unisource businesses.

Additionally, the financial information presented in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—of this report is consistent with the above Condensed Consolidated and Combined financial statement presentation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERITIV CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in millions, except share and per share data, unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales (including sales to related parties of $9.0 and $12.0, respectively)	$2,137.9	$1,307.4
Cost of products sold (including purchases from related parties of $69.5 and $141.6, respectively) (exclusive of depreciation and amortization shown separately below)	1,761.9	1,088.5
Distribution expenses	130.7	77.1
Selling and administrative expenses	210.6	128.6
Depreciation and amortization	13.5	4.6
Integration expenses	10.0	—
Restructuring charges (income)	3.4	(0.2)
Operating income	7.8	8.8
Interest expense, net	6.4	—
Other expense (income), net	3.5	(0.5)
Income (loss) from continuing operations before income taxes	(2.1)	9.3
Income tax expense	0.1	3.7
Income (loss) from continuing operations	(2.2)	5.6
Loss from discontinued operations, net of income taxes	—	(0.1)
Net income (loss)	$(2.2)	$5.5

Earnings (loss) per share:
Basic and diluted
Continuing operations	$(0.14)	$0.69
Discontinued operations	—	(0.01)
Basic and diluted earnings (loss) per share	$(0.14)	$0.68

Weighted average shares outstanding:
Basic and diluted	16,000,000	8,160,000

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(2.2)	$5.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(6.6)	0.6
Other comprehensive income (loss)	(6.6)	0.6
Total comprehensive income (loss)	$(8.8)	$6.1

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$63.5	$57.6
Accounts receivable, less allowances of $43.2 and $39.0, respectively	1,062.9	1,115.1
Related party receivable	3.9	3.9
Inventories	688.1	673.2
Other current assets	111.6	109.3
Total current assets	1,930.0	1,959.1
Property and equipment, net	376.5	377.4
Goodwill	52.4	52.4
Other intangibles, net	34.1	36.1
Non-current deferred income tax assets	106.6	105.6
Other non-current assets	40.9	43.9
Total assets	$2,540.5	$2,574.5
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$642.5	$589.8
Related party payable	13.5	11.0
Accrued payroll and benefits	105.6	111.1
Deferred income tax liabilities	21.1	21.1
Other accrued liabilities	92.6	100.5
Current maturities of long-term debt	3.6	3.8
Financing obligations to related party, current portion	14.0	13.8
Total current liabilities	892.9	851.1
Long-term debt, net of current maturities	792.8	855.0
Financing obligations to related party, less current portion	208.8	212.4
Defined benefit pension obligations	32.9	36.3
Other non-current liabilities	108.4	107.2
Total liabilities	2,035.8	2,062.0
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized, 16.0 million shares issued and outstanding	0.2	0.2
Additional paid-in capital	563.4	562.4
Accumulated deficit	(30.2)	(28.0)
Accumulated other comprehensive loss	(28.7)	(22.1)
Total shareholders' equity	504.7	512.5
Total liabilities and shareholders' equity	$2,540.5	$2,574.5

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income (loss)	$(2.2)	$5.5
Loss from discontinued operations, net of income taxes	—	(0.1)
Income (loss) from continuing operations	(2.2)	5.6
Depreciation and amortization	13.5	4.6
Amortization of deferred financing fees	1.1	—
Net gains on sales of property and equipment	(0.2)	(0.7)
Provision for allowance for doubtful accounts	3.8	1.7
Deferred income tax provision	(0.3)	1.1
Stock-based compensation	1.0	1.1
Other non-cash items, net	0.5	—
Changes in operating assets and liabilities
Accounts receivable and related party receivable	41.0	13.9
Inventories	(21.7)	4.6
Accounts payable and related party payable	72.0	11.5
Accrued payroll and benefits	(9.3)	(2.4)
Other	(6.9)	(4.7)
Net cash provided by operating activities – continuing operations	92.3	36.3
Net cash used for operating activities – discontinued operations	—	(1.1)
Net cash provided by operating activities	92.3	35.2
Investing Activities
Property and equipment additions	(9.7)	(1.0)
Proceeds from asset sales	0.2	1.0
Other	—	0.5
Net cash (used for) provided by investing activities	(9.5)	0.5
Financing Activities
Net cash transfers to Parent	—	(31.1)
Change in book overdrafts	(11.9)	(4.7)
Borrowings of long-term debt	1,121.8	—
Repayments of long-term debt	(1,181.0)	—
Payments under equipment capital lease obligations	(1.0)	—
Payments under financing obligations to related party	(3.4)	—
Net cash used for financing activities – continuing operations	(75.5)	(35.8)
Net cash provided by financing activities – discontinued operations	—	1.1
Net cash used for financing activities	(75.5)	(34.7)
Effect of exchange rate changes on cash	(1.4)	0.6
Net change in cash	5.9	1.6
Cash at beginning of period	57.6	5.7
Cash at end of period	$63.5	$7.3
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$0.7	$0.2
Cash paid for interest	5.2	—
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

Basis of Presentation

The accompanying unaudited Condensed Consolidated and Combined Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for a complete set of annual audited financial statements.

The accompanying unaudited financial information should be read in conjunction with the Consolidated and Combined Financial Statements and Notes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The operating results for the interim periods are not necessarily indicative of results for the full year.

Prior to the Distribution Date, Veritiv’s financial position, results of operations and cash flows consisted of only the xpedx business of International Paper and were derived from International Paper’s historical accounting records. The financial results of xpedx have been presented on a carve-out basis through the Distribution Date, while the financial results for Veritiv, post Spin-off, are prepared on a stand-alone basis. As such, the combined financial statements for the three months ended March 31, 2014 consist entirely of the combined results of xpedx on a carve-out basis.

All significant intercompany transactions between Veritiv's businesses have been eliminated. All significant intercompany transactions between xpedx and International Paper have been included for the periods prior to the Spin-off and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Combined Statement of Cash Flows for the three months ended March 31, 2014 as a financing activity. For periods prior to the Spin-off, the combined financial statements include expense allocations for certain functions previously provided by International Paper, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. See Note 6, Related Party Transactions, for further information.

Following the Spin-off, certain corporate and other related functions described above continue to be provided by International Paper under a transition services agreement. During the three months ended March 31, 2015, the Company has recognized $5.6 million in selling and administrative expenses related to this agreement.

For the three months ended March 31, 2014, certain amounts in the operating activities section of the Condensed Combined Statement of Cash Flows have been reclassified for comparative purposes to conform to the current year presentation. This reclassification did not have any impact on net cash flows from operations or the Condensed Combined Statement of Operations for the three months ended March 31, 2014.

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, revenue recognition, accounts receivable valuation, inventory valuation, employee benefit plans, income tax contingency accruals and valuation allowances and goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Estimates are revised as additional information becomes available.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled to exchange for those goods or services. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In April 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the alternative methods of adoption and the effect on its Consolidated Financial Statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. This ASU is effective for annual reporting periods beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company plans to adopt this ASU no later than December 31, 2015 and does not expect it to have a material impact on the Consolidated Balance Sheet. At March 31, 2015, the Company had $18.5 million of deferred financing fees related to its asset-based lending facility (the "ABL Facility") classified within other non-current assets.

2. MERGER WITH UNISOURCE

On July 1, 2014, UWWH merged with and into Veritiv. The Merger was accounted for in the Company’s financial statements using the acquisition method of accounting, with Veritiv as the accounting acquirer of Unisource. The preliminary estimated purchase price of $383.2 million was determined in accordance with the Agreement and Plan of Merger. The preliminary purchase price is allocated to tangible and identifiable intangible assets and liabilities based upon their respective fair values.

The following table summarizes the components of the preliminary estimated purchase price for Unisource. The fair value of Veritiv shares transferred represents the aggregate value of 7,840,000 shares issued at the closing "when-issued" market price of the Company’s stock on June 30, 2014, the day prior to the Merger, less a discount for lack of marketability. See Note 8, Fair Value Measurements, regarding the valuation of the contingent liability.

Preliminary estimated purchase price:	(in millions)
Fair value of Veritiv shares transferred	$284.7
Cash payments associated with customary working capital and net indebtedness adjustments	39.1
Fair value of contingent liability associated with the Tax Receivable Agreement	59.4
Total preliminary estimated purchase price	$383.2

The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed as of the date of the Merger:

Preliminary Allocation:	(in millions)
Cash	$70.9
Accounts receivable	448.4
Inventories	353.8
Deferred income tax assets	71.7
Property and equipment	299.0
Goodwill	26.0
Other intangible assets	31.5
Other current and non-current assets (including below market leasehold agreements)	61.8
Accounts payable	(284.2)
Long-term debt (including equipment capital leases)	(313.2)
Financing obligations to related party	(233.1)
Defined benefit pension obligations	(30.3)
Other current and non-current liabilities (including above market leasehold agreements)	(119.1)
Total purchase price	$383.2

The purchase price allocated to the identifiable intangible assets acquired is as follows:

	Value (in millions)	Estimated Weighted Average Useful Life (in years)
Customer relationships	$24.3	14.8
Trademarks/Trade names	4.1	3.6
Non-compete agreements	3.1	1.0
Total identifiable intangible assets acquired	$31.5

The allocation of the purchase price above is considered preliminary and was based on valuation information, estimates and assumptions available on March 31, 2015. During the first quarter of 2015, the Company recorded a $0.6 million increase to deferred income tax assets and a corresponding decrease to goodwill. This adjustment impacted the fair value of the contingent liability, resulting in a $0.6 million increase to the purchase price and corresponding adjustment to goodwill. The net impact of these adjustments to goodwill was zero. These adjustments did not have a material impact on the Company's previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

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

The Company has evaluated and continues to evaluate and gather information relating to the pre-acquisition contingency for the escheat audit described in Note 12, Commitments and Contingencies, that existed as of the acquisition date. Should the Company develop an estimate for this contingency during the measurement period, it will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period, any adjustments to pre-acquisition contingency amounts will be reflected in the Company’s results of operations.

Preliminary goodwill of $26.0 million arising from the Merger consists largely of the synergies and other benefits expected from combining the operations and is not expected to be deductible for income tax purposes.

3. INTEGRATION AND RESTRUCTURING CHARGES

Integration Charges

Veritiv continues to incur costs to integrate the combined businesses of xpedx and Unisource. Integration expenses include professional services and project management fees, retention compensation, information technology conversion costs, rebranding costs and other non-recurring and redundant costs to integrate the combined businesses of xpedx and Unisource. During the three months ended March 31, 2015, the Company incurred integration expenses of $10.0 million, summarized as follows:

(in millions)
Legal, consulting and other professional fees	$2.9
Retention compensation	3.4
Information technology conversion costs	2.1
Other	1.6
Total integration expenses	$10.0

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

The Company recorded restructuring charges of $3.4 million during the first quarter of 2015 related to these Company-wide initiatives. See Note 13, Segment Information, for the impact these charges had on the Company's reportable segments. Other direct costs reported in the table below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The corresponding liability and activity are detailed in the table below.

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Liability at December 31, 2014	$3.7	$0.2	$3.9
Costs incurred	1.9	1.5	3.4
Payments	(2.7)	(0.4)	(3.1)
Liability at March 31, 2015	$2.9	$1.3	$4.2

4. DEBT

The Company's long-term debt obligations were as follows:

(in millions)	March 31, 2015	December 31, 2014
ABL Facility	$786.4	$847.8
Equipment capital lease obligations	10.0	11.0
Total debt	796.4	858.8
Less: current portion of long-term debt	(3.6)	(3.8)
Long-term debt, net of current maturities	$792.8	$855.0

ABL Facility

The ABL Facility will mature and the commitments thereunder will terminate after July 1, 2019; however, the ABL Facility provides for the right of the individual lenders to extend the maturity date of their respective commitments and loans upon the request of Veritiv and without the consent of any other lenders. The ABL Facility may be prepaid at Veritiv's option at any time without premium or penalty and is subject to mandatory prepayment if the amount outstanding under the ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in both cases in an amount equal to such excess.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At March 31, 2015, the above test was not applicable.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2015, the available additional borrowing capacity under the ABL Facility was approximately $422.5 million.

5. INCOME TAXES

The Company’s provision for income tax expense for the three months ended March 31, 2015 and 2014 is based on the estimated annual effective tax rate, plus any discrete items.

The following table presents the provision for income tax expense and the effective tax rates for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in millions)	2015	2014
Income (loss) from continuing operations before income taxes	$(2.1)	$9.3
Income tax expense	0.1	3.7
Effective income tax rate	(4.8)%	39.8%

The difference between the Company’s effective tax rate for the three months ended March 31, 2015 and 2014 and the U.S. statutory tax rate of 35.0% primarily relates to the non-recognition of tax benefit on certain losses, non-deductible expenses, state income taxes (net of federal income tax benefit) and adjustments to uncertain tax positions. Additionally, the effective tax rate may vary significantly due to potential changes in the amount and mix of pre-tax book income and changes in amounts of non-deductible expenses and other items.

As of March 31, 2015, the gross amount of uncertain tax positions was $0.7 million. All of the gross uncertain tax positions, if recognized, would impact Veritiv’s effective tax rate in the period of recognition. The Company accrues interest on unrecognized tax benefits as a component of interest expense, net. Penalties, if incurred, are recognized as a component of income tax expense. The corresponding liabilities are reflected in other non-current liabilities within the Condensed

Consolidated Balance Sheets. As a result of the expiration of statutes of limitation, the Company currently estimates that the amount of unrecognized tax benefits could be reduced by up to $0.1 million during the next twelve months.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon.

6. RELATED PARTY TRANSACTIONS

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger, Georgia-Pacific, as joint owner of the sole stockholder of UWWH, is a related party. For the three months ended March 31, 2015, the Company sold products to Georgia-Pacific in the amount of $9.0 million, reflected in net sales. For the three months ended March 31, 2015, the Company purchased and recognized in cost of products sold inventory from Georgia-Pacific of $69.5 million. The aggregate amounts of inventories purchased from Georgia-Pacific that remained on Veritiv's Condensed Consolidated Balance Sheets were $25.4 million and $26.6 million as of March 31, 2015 and December 31, 2014, respectively. Related party payable to and receivable from Georgia-Pacific were $13.5 million and $3.9 million, as of March 31, 2015, respectively, and $11.0 million and $3.9 million as of December 31, 2014, respectively.

Relationship between Veritiv and International Paper

Transactions with International Paper

Prior to the Spin-off, xpedx purchased certain inventory items from, and sold certain inventory items to, International Paper in the normal course of business. For the three months ended March 31, 2014, the Company sold products to International Paper in the amount of $12.0 million, reflected in net sales, and purchased and recognized in cost of products sold inventory from International Paper of $141.6 million. After the Spin-off and the Merger, Veritiv continues to purchase and sell certain inventory items to International Paper that are considered transactions in the normal course of the Company’s operations. Although the Company and International Paper have entered into a transition services agreement, International Paper is not considered a related party subsequent to the Spin-off.

Parent Company Investment

The components of net transfers (to) from Parent for the three months ended March 31, 2014 were as follows:

Three Months Ended March 31,
(in millions)	2014
Intercompany sales and purchases, net	$128.8
Cash pooling and general financing activities	(170.7)
Corporate allocations including income taxes	13.2
Total net transfers to International Paper	$(28.7)

Allocation of General Corporate Expenses

Prior to the Spin-off, the xpedx financial statements included expense allocations for certain functions previously provided by International Paper, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses were allocated on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount, sales or other measures. Prior to the Spin-off, $13.0 million of expenses were allocated to xpedx and were included within selling and administrative expenses in the Condensed Combined Statement of Operations for the three months ended March 31, 2014.

Separation Agreements with Former Unisource CEO

Effective as of the Distribution Date, Allan R. Dragone, Jr. ceased to be the Chief Executive Officer of Unisource and became a member of Veritiv’s Board of Directors. As part of his employment agreement, Mr. Dragone exercised his right to sell his personal residence to the Company. The Company completed the purchase of the residence for $4.6 million during the first quarter of 2015.

7. DEFINED BENEFIT PLANS

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit pension plans and Supplemental Executive Retirement Plans in the U.S. and Canada. Net periodic pension cost associated with these plans is summarized below:

	Three Months Ended March 31, 2015
(in millions)	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.4	$0.1
Interest cost	0.8	0.8
Expected return on plan assets	(1.4)	(0.9)
Net periodic benefit cost (credit)	$(0.2)	$0.0

Certain of xpedx’s employees participated in defined benefit pension and other post-retirement benefit plans sponsored and accounted for by International Paper. In conjunction with the Spin-off, these plans were frozen for the xpedx employees, and International Paper retained the associated liabilities. Certain xpedx union employees were added as participants to the Unisource defined benefit pension plan. The amount of net pension and other post-employment benefit expense attributable to xpedx related to the International Paper sponsored plans was $3.9 million for the three months ended March 31, 2014.

8. FAIR VALUE MEASUREMENTS

At March 31, 2015 and December 31, 2014, the carrying amounts of cash, receivables, payables and other components of other current assets and other current liabilities approximate their fair value due to the short maturity of these items. Borrowings under the ABL Facility are at variable interest rates, and accordingly, its carrying amount approximates fair value.

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the Tax Receivable Agreement at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. Key assumptions utilized in the discounted cash flow model included a discount rate of 4.8%, projected revenues and taxable income. The Company’s discounted cash flow model used significant unobservable (Level 3) inputs that were tied to the utilization of Unisource’s net operating losses, attributable to taxable periods prior to the Merger, by the Company. The contingent liability is remeasured at fair value at each reporting period with the change in fair value recognized in other expense (income), net in the Company’s Condensed Consolidated and Combined Statements of Operations. At March 31, 2015, the Company remeasured the contingent liability using a discount rate of 4.5% and recorded $1.3 million of other expense related to the change in fair value.

The following table provides a reconciliation of the beginning and ending balance of the contingent liability for the three months ended March 31, 2015:

(in millions)	Contingent Liability
Balance at December 31, 2014	$60.5
Purchase accounting adjustment	0.6
Change in fair value adjustment	1.3
Balance at March 31, 2015	$62.4

There have been no transfers between the fair value measurement levels for the three months ended March 31, 2015 and 2014. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

9. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for Veritiv common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is similarly calculated, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, except where the inclusion of such common shares would have an antidilutive impact.

On the Distribution Date, Veritiv had 16,000,000 shares of common stock issued and outstanding, including 7,840,000 shares issued in a private placement to the sole stockholder of UWWH. The calculation of both basic and diluted earnings (loss) per share for the three months ended March 31, 2014 utilized 8,160,000 shares as no equity-based awards were outstanding prior to the Distribution Date, and Veritiv was a wholly-owned subsidiary of International Paper prior to that date. The calculation of both basic and diluted earnings (loss) per share for the three months ended March 31, 2015 utilized 16,000,000 shares based on the weighted average shares outstanding during this period, reflecting the impact of the private placement of shares to the sole stockholder of UWWH on the Distribution Date. During the first quarter of 2015, the Company granted equity-based awards to certain of its employees. See Note 11, Equity-Based Incentive Plans, for additional information. These awards were excluded from the computation of diluted earnings (loss) per share because their inclusion would have been antidilutive, or they were subject to performance conditions that had not been met.

A reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share calculation is as follows:

	Three Months Ended March 31,
(in millions, except share data)	2015	2014
Numerator:
Income (loss) from continuing operations	$(2.2)	$5.6
Loss from discontinued operations, net of income taxes	—	(0.1)
Net income (loss)	$(2.2)	$5.5

Denominator:
Weighted average number of shares outstanding – basic and diluted	16,000,000	8,160,000

Antidilutive stock-based awards excluded from computation of diluted earnings (loss) per share	63,217	—
Performance stock-based awards excluded from computation of diluted earnings (loss) per share because performance conditions had not been met	252,930	—

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides the components of accumulated other comprehensive loss:

(in millions)	March 31, 2015	December 31, 2014
Foreign currency translation adjustments	$(21.3)	$(14.7)
Adjustments to pension and other benefit liabilities, net of tax	(7.4)	(7.4)
Total accumulated other comprehensive loss	$(28.7)	$(22.1)

For the three months ended March 31, 2015 and 2014, there were no reclassifications out of accumulated other comprehensive loss.

11. EQUITY-BASED INCENTIVE PLANS

Veritiv Incentive Plan

Veritiv's 2014 Omnibus Incentive Plan (the "2014 Plan") provides for the grant of options, stock appreciation rights, stock purchase rights, restricted shares, restricted stock units, dividend equivalents, deferred share units, performance shares, performance units and other equity-based awards. Awards may be granted under the 2014 Plan to any employee, director, consultant or other service provider of Veritiv or a subsidiary of Veritiv. Grants are made at the discretion of the Compensation and Leadership Development Committee of the Company's Board of Directors.

During the first quarter of 2015, the Company granted 63,217 restricted stock units ("RSUs"), 158,083 performance condition stock units (“PCSUs”), and 94,847 market condition performance stock units (“MCPSUs”). These units will cliff vest at the end of three years and be settled in shares of common stock, subject to continued service and, in the case of the PCSUs and MCPSUs, the attainment of performance conditions. Dividends are not paid or accrued on unvested stock units. The grant date fair values are not reduced for dividends as none are expected to be paid during the vesting period.

The grant date fair value of the RSUs issued in the first quarter of 2015 is $51.87 and is based on the closing price of Veritiv common stock on the trading day immediately prior to the date of grant. The RSUs are only subject to a service requirement, thus compensation expense for the RSUs is recognized ratably from the grant date to the vesting date.

The PCSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of PCSUs. The PCSUs are divided into three tranches and each tranche is earned based on the achievement of an annual Adjusted EBITDA target which is set at the beginning of each of the three years in the vesting period. The PCSUs that can be earned in 2015 had a grant date fair value of $51.87 with compensation expense recognized ratably over the three years vesting period. The fair value of the 2016 and 2017 tranches will be based on the market value of Veritiv common stock on the date the Adjusted EBITDA targets are set for each year. Compensation expense for each tranche is recognized ratably from the date the fair value is determined to the vesting date for the number of awards expected to vest.

The MCPSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of MCPSUs. The MCPSUs are divided into three tranches and each tranche is earned based on the achievement of an annual total shareholder return target relative to the total shareholder return of an applicable peer group over the one-, two- and three-year cumulative periods in the vesting period. The grant date fair value of the MCPSUs is $60.82, determined using a Monte Carlo simulation model. Assumptions used in the model included a 25.0% expected volatility rate and a 1.1% risk-free interest rate. The expected volatility rate is based on the historical volatility of a group of peer companies over the most recent period equal to the vesting period, as Veritiv has limited trading history to use the volatility of its own common stock. The risk-free interest rate is based on the yield on U.S. Treasury securities matching the vesting period. Compensation expense is recognized ratably from the grant date to the vesting date.

During the three months ended March 31, 2015, the Company recognized $1.0 million in expense related to these awards. As of March 31, 2015, total unrecognized stock-based compensation expense was $14.9 million and is expected to be recognized over a weighted average period of 2.8 years. Unrecognized compensation expense for the 2016 and 2017 tranches of the PCSU awards is estimated based on the Company's closing stock price at March 31, 2015.

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

Three Months Ended March 31,
(in millions)	2014
Total stock-based compensation expense	$1.1
Income tax benefit related to stock-based compensation	$1.0

12. COMMITMENTS AND CONTINGENCIES

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

Escheat Audit

During 2013, Unisource was notified by the State of Delaware that they intended to examine the books and records of Unisource to determine compliance with Delaware escheat laws. Since that date, seven other states have joined with Delaware in the audit process which is conducted by an outside firm on behalf of the states and covers the period from 1981 to present. The Company has been informed that similar audits have generally taken two to four years to complete. The Company has determined that the ultimate outcome of this audit cannot be reasonably estimated at this time. Any claims or liabilities resulting from these audits could have a material impact on the Company’s financial condition, results of operations and cash flows.

13. SEGMENT INFORMATION

The following tables present net sales, Adjusted EBITDA and certain other measures for each of the reportable segments and total continuing operations for the periods presented:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Three Months Ended March 31, 2015
Net sales	$820.7	$309.5	$675.2	$309.1	$23.4	$2,137.9
Adjusted EBITDA	$15.5	$6.5	$45.7	$6.8	$(46.1)	$28.4
Restructuring charges	$0.9	$—	$0.8	$0.9	$0.8	$3.4
Three Months Ended March 31, 2014
Net sales	$544.8	$189.2	$394.2	$179.2	$—	$1,307.4
Adjusted EBITDA	$8.3	$3.7	$25.7	$0.1	$(25.2)	$12.6
Restructuring income	$(0.1)	$—	$—	$(0.1)	$—	$(0.2)

The table below presents a reconciliation of income (loss) from continuing operations before income taxes reflected in the Condensed Consolidated and Combined Statements of Operations to Total Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2015	2014
Income (loss) from continuing operations before income taxes	$(2.1)	$9.3
Interest expense, net	6.4	—
Depreciation and amortization	13.5	4.6
Restructuring charges (income)	3.4	(0.2)
Non-restructuring stock-based compensation	1.0	1.1
LIFO income	(5.2)	(3.8)
Non-restructuring severance charges	0.4	1.7
Integration expenses	10.0	—
Fair value adjustment on TRA contingent liability	1.3	—
Other	(0.3)	(0.1)
Total Adjusted EBITDA	$28.4	$12.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report regarding the Company’s future operating results, performance, business plans, prospects, guidance and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "intend," "should," "will," "would," "planned," "estimated," "potential," "goal," "outlook," "may," "predicts," "could," or the negative of such terms, or other comparable expressions, as they relate to the Company or its management, have been used to identify such forward-looking statements. All forward-looking statements reflect only the Company’s current beliefs and assumptions with respect to future operating results, performance, business plans, prospects, guidance and other matters, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company’s actual operating results, performance, business plans or prospects to differ materially from those expressed in, or implied by, these statements.

Factors that could cause actual results to differ materially from current expectations include risks and other factors described under "Risk Factors" in our Annual Report on Form 10-K and elsewhere in the Company’s publicly available reports filed with the Securities and Exchange Commission ("SEC"), which contain a discussion of various factors that may affect the Company’s business or financial results. Such risks and other factors, which in some instances are beyond the Company’s control, include: the industry-wide decline in demand for paper and related products; increased competition from existing and non-traditional sources; adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets; foreign currency fluctuations; our ability to collect trade receivables from customers to whom we extend credit; our ability to attract, train and retain highly qualified employees; the effects of work stoppages, union negotiations and union disputes; loss of significant customers; changes in business conditions in our international operations; procurement and other risks in obtaining packaging, paper and facility products from our suppliers for resale to our customers; changes in prices for raw materials; fuel cost increases; inclement weather, anti-terrorism measures and other disruptions to the transportation network; our dependence on a variety of IT and telecommunications systems and the Internet; our reliance on third-party vendors for various services; cyber-security risks; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; regulatory changes and judicial rulings impacting our business; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; our inability to renew existing leases on acceptable terms, negotiate rent decreases or concessions and identify affordable real estate; our ability to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our pension and health care costs and participation in multi-employer plans; increasing interest rates; our ability to generate sufficient cash to service our debt; our ability to comply with the covenants contained in our debt agreements; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; changes in accounting standards and methodologies; our ability to realize the anticipated synergies, cost savings and growth opportunities from the Merger, our ability to integrate the xpedx business with the Unisource business, the possibility of incurring expenditures in excess of those currently budgeted in connection with the integration, and our limited experience complying with the reporting and other requirements of a publicly traded company, including the Sarbanes-Oxley Act; and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.

For a more detailed discussion of these factors, see the information under the heading "Risk Factors" in our Annual Report on Form 10-K and in other filings we make with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.

The following discussion of the Company’s results of operations for the three months ended March 31, 2015 should be read in conjunction with the Condensed Consolidated and Combined Financial Statements and Notes thereto, included elsewhere in this report. The financial information discussed below and included in this report for the three months ended March 31, 2014 may not necessarily reflect what xpedx's financial condition, results of operations or cash flows would have been had xpedx been a stand-alone company during this period or what xpedx's financial condition, results of operations and cash flows may be in the future.

References in the Condensed Consolidated and Combined Financial Statements to "International Paper" or "Parent" refer to International Paper Company.

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

Veritiv's business is organized under four reportable segments: Print, Publishing, Packaging and Facility Solutions. During 2014, the Company realigned and expanded its reportable segments to include a new Publishing segment. This realignment followed the Company’s merger with Unisource in the third quarter of 2014. This segment structure is consistent with the way the Chief Operating Decision Maker now makes operating decisions and manages the growth and profitability of the Company’s business. The following summary describes the products and services offered in each of the segments:

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

•
Facility Solutions – The Facility Solutions segment sources and sells cleaning, break-room and other supplies such as towels, tissues, wipers and dispensers, can liners, commercial cleaning chemicals, soaps and sanitizers, sanitary maintenance supplies and equipment, safety and hazard supplies, and shampoos and amenities primarily in the U.S., Canada and Mexico. Veritiv is a leading distributor in the Facility Solutions sector of the U.S. economy. Through this segment, we manage a world class network of leading suppliers in most facilities solutions categories; we offer total cost of ownership solutions with re-merchandising, budgeting and compliance reporting; we offer inventory management; and we employ sales-force trained to bring leading vertical expertise to all of the major North American geographies.

The Company also has a Corporate & Other category which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as the Veritiv logistics solutions business which provides transportation and warehousing solutions.

The Spin-off and Merger

On July 1, 2014 (the "Distribution Date"), International Paper completed the previously announced spin-off of xpedx to the International Paper shareholders (the "Spin-off"), forming a new public company called Veritiv. Immediately following the Spin-off, UWWH merged with and into Veritiv (the "Merger"). Prior to the Distribution Date, Veritiv’s financial position, results of operations and cash flows consisted of only the xpedx business of International Paper and were derived from International Paper’s historical accounting records. The financial results of xpedx have been presented on a carve-out basis through the Distribution Date, while the financial results for Veritiv, post Spin-off, are prepared on a stand-alone basis. As such, the Condensed Combined Financial Statements for the three months ended March 31, 2014 consist entirely of the combined results of xpedx on a carve-out basis.

For periods prior to the Spin-off, the condensed and combined financial statements include expense allocations for certain functions previously provided by International Paper. See Note 1 to the Condensed Consolidated and Combined Financial Statements for further information.

Seasonality

The Company’s operating results are subject to seasonal influences.  Historically, our highest consolidated net sales and consequently Adjusted EBITDA (as defined below) occur during the third quarter while our lowest consolidated net sales and consequently Adjusted EBITDA occur during the first quarter. Within the Print and Publishing segments, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year.  The Packaging segment net sales tend to increase each quarter throughout the year and net sales for the first quarter are typically less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that build up to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment tend to be highest during the second quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and second highest during the third quarter due to back-to-school demand from our customers.

Results of Operations, Including Business Segments

The following discussion compares the consolidated and combined operating results of Veritiv for the three months ended March 31, 2015 and 2014:

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014

	Three Months Ended March 31,				Increase (Decrease)
(in millions)	2015	%	2014	%	$	%
Net sales	$2,137.9	100.0%	$1,307.4	100.0%	$830.5	63.5%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,761.9	82.4%	1,088.5	83.3%	673.4	61.9%
Distribution expenses	130.7	6.1%	77.1	5.9%	53.6	69.5%
Selling and administrative expenses	210.6	9.9%	128.6	9.8%	82.0	63.8%
Depreciation and amortization	13.5	0.6%	4.6	0.4%	8.9	193.5%
Integration expenses	10.0	0.5%	—	—%	10.0	*
Restructuring charges (income)	3.4	0.2%	(0.2)	—%	3.6	*
Operating income	7.8	0.4%	8.8	0.7%	(1.0)	(11.4)%
Interest expense, net	6.4	0.3%	—	—%	6.4	*
Other expense (income), net	3.5	0.2%	(0.5)	(0.0)%	4.0	*
Income (loss) from continuing operations before income taxes	(2.1)	(0.1)%	9.3	0.7%	(11.4)	*
Income tax expense	0.1	0.0%	3.7	0.3%	(3.6)	(97.3)%
Income (loss) from continuing operations	(2.2)	(0.1)%	5.6	0.4%	(7.8)	*
Loss from discontinued operations, net of income taxes	—	—%	(0.1)	(0.0)%	0.1	(100.0)%
Net income (loss)	$(2.2)	(0.1)%	$5.5	0.4%	(7.7)	*
* - not meaningful
Net Sales
Net sales increased primarily due to the net sales contribution of $883.5 million, or 67.6%, from the Merger. Legacy xpedx net sales declined by 4.1% due primarily to decreases in the Print and Facility Solutions segments sales, which were partially offset by increases in the Packaging and Publishing segment sales. See the “Segment Results” for additional discussion.

Cost of Products Sold
Cost of products sold increased due primarily to incremental costs of $718.3 million, or 66.0%, attributable to the Merger. This increase was partially offset by a 4.1% decrease in legacy xpedx cost of products sold. The percentage decrease in cost of products sold was primarily driven by a decline in sales volume.

Distribution Expenses
Distribution expenses increased due primarily to incremental expenses of $61.0 million, or 79.1%, attributable to the Merger. Excluding the impact of the Merger, distribution expenses decreased by $7.4 million. The decline was driven by (i) a $3.6 million decrease in vehicle operation expenses due primarily to reductions in fuel and third-party freight expenses, (ii) a $1.2 million decrease in wages and benefits driven by a reduction in headcount, (iii) a $1.1 million decrease in facilities expenses primarily driven by a reduction in lease and utility expenses and (iv) a $1.5 million decrease in other miscellaneous expenses.
Selling and Administrative Expenses
Selling and administrative expenses increased due primarily to incremental expenses of $96.3 million, or 74.9%, from the Merger. Excluding the impact of the Merger, selling and administrative expenses decreased by $14.3 million. The decrease is primarily attributed to: (i) a $7.5 million decrease in personnel costs due to a reduction in headcount, (ii) a $2.3 million benefit related to the removal of International Paper overhead allocations, (iii) a $1.7 million decrease in sales professional training, and (iv) a $2.8 million decline in miscellaneous expenses.

Depreciation and Amortization Expenses
Depreciation and amortization expenses increased due primarily to incremental expenses of $8.9 million attributable to the Merger.
Integration Expenses
Integration expenses incurred during the period included integration-related professional services and project management costs, retention compensation, termination benefits (including change-in-control bonuses), information technology conversion costs, rebranding costs and other redundant costs to integrate the combined businesses of xpedx and Unisource. See Note 3 to the Condensed Consolidated and Combined Financial Statements for a breakdown of the major components of these costs.
Restructuring Charges
For the three months ended March 31, 2015, Veritiv incurred charges related to its North American restructuring program intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. During the fourth quarter of 2014, the Company initiated the process of consolidating warehouse and customer service locations of the legacy organizations as well as realigning its field and sales management function. As a result, the Company incurred restructuring charges for employee termination benefits and other direct costs. See Note 3 to the Condensed Consolidated and Combined Financial Statements for additional details. The Company may continue to record restructuring charges in the future as integration activities progress. Restructuring charges for the three months ended March 31, 2014 related to xpedx's multi-year restructuring plan.

Interest Expense, Net
Interest expense, net primarily consists of (i) $4.4 million of interest expense on the ABL Facility, (ii) $1.1 million for amortization of deferred financing costs related to the ABL Facility and (iii) $0.9 million in miscellaneous interest expense.

Effective Tax Rate
Veritiv's effective tax rate was (4.8)% and 39.8% for the three months ended March 31, 2015 and 2014, respectively. The difference between the Company’s effective tax rate for the three months ended March 31, 2015 and the U.S. statutory tax rate of 35% is principally related to the non-recognition of tax benefit on certain losses, non-deductible expenses, state income taxes (net of federal income tax benefit) and adjustments to uncertain tax positions. Over time, the Company estimates its effective tax rate will be approximately 38-40%. However, it may vary significantly due to potential changes in the amount and mix of pre-tax book income and changes in amounts of non-deductible expenses and other items impacting the effective tax rate. See Note 5 to the Condensed Consolidated and Combined Financial Statements for additional details.

Segment Results
Adjusted EBITDA is the primary financial performance measure Veritiv uses to manage its segments, to monitor its results of operations, to measure its performance against the ABL Facility and to incentivize its management. This common metric is intended to align shareholders, debt holders and management. Adjusted EBITDA is a non-GAAP financial measure and is not an alternative to net income, operating income or any other measure prescribed by U.S. generally accepted accounting principles ("GAAP").

Veritiv uses Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges (income), non-restructuring stock-based compensation expense, LIFO (income) expense, non-restructuring severance charges, integration expenses, income (loss) from discontinued operations, net of income taxes, fair value adjustments on the contingent liability associated with the Tax Receivable Agreement ("TRA") and certain other adjustments) because Veritiv believes investors commonly use Adjusted EBITDA as a key financial metric for valuing companies such as Veritiv. In addition, the credit agreement governing the ABL Facility permits the Company to exclude these and other charges in calculating Consolidated EBITDA, as defined in the ABL Facility.

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

The Company believes that the decline in demand for paper and related products is due to the widespread use of electronic media and permanent product substitution, more e-commerce, less print advertising, fewer catalogs and a reduced volume of direct mail, and other factors. This trend is expected to continue and will place continued pressure on the Company’s revenues and profit margins and make it more difficult to maintain or grow Adjusted EBITDA within the Print and Publishing segments.

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments reconciled to the combined totals:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Three Months Ended March 31, 2015
Net sales	$820.7	$309.5	$675.2	$309.1	$23.4	$2,137.9
Adjusted EBITDA	$15.5	$6.5	$45.7	$6.8	$(46.1)	$28.4
Adjusted EBITDA as a % of net sales	1.9%	2.1%	6.8%	2.2%	*	1.3%

Three Months Ended March 31, 2014
Net sales	$544.8	$189.2	$394.2	$179.2	$—	$1,307.4
Adjusted EBITDA	$8.3	$3.7	$25.7	$0.1	$(25.2)	$12.6
Adjusted EBITDA as a % of net sales	1.5%	2.0%	6.5%	0.1%	*	1.0%
* - not meaningful

The table below provides a reconciliation of Veritiv’s net income (loss) determined in accordance with GAAP to Adjusted EBITDA for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(in millions)	2015	2014
Net income (loss)	$(2.2)	$5.5
Interest expense, net	6.4	—
Income tax expense	0.1	3.7
Depreciation and amortization	13.5	4.6
EBITDA	$17.8	$13.8
Restructuring charges (income)	3.4	(0.2)
Non-restructuring stock-based compensation	1.0	1.1
LIFO income	(5.2)	(3.8)
Non-restructuring severance charges	0.4	1.7
Integration expenses	10.0	—
Fair value adjustment on TRA contingent liability	1.3	—
Other	(0.3)	(0.1)
Loss from discontinued operations, net of income taxes	—	0.1
Adjusted EBITDA	$28.4	$12.6

Net sales	$2,137.9	$1,307.4
Adjusted EBITDA as a % of net sales	1.3%	1.0%

Print

The table below presents selected data with respect to the Print segment:

	Three Months Ended March 31,		2015 vs. 2014
(in millions)	2015	2014	Increase (Decrease) %
Net sales	$820.7	$544.8	50.6%
Adjusted EBITDA	$15.5	$8.3	86.7%
Adjusted EBITDA as a % of net sales	1.9%	1.5%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease) %
2015 vs. 2014
Volume	(10.0)%
Price/Mix	0.6%
Merger	60.0%
50.6%

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014
Net sales increased due primarily to the net sales contribution of $326.7 million from the Merger. This increase was partially offset by a 9.4% decrease in the net sales of legacy xpedx operations which was primarily attributable to continued declines in sales volume at existing customers.

The Merger had a $0.9 million impact on the Adjusted EBITDA. The legacy xpedx Adjusted EBITDA increased by $6.3 million. The improvement was driven primarily by (i) a $5.0 million decline in distribution expenses due to lower sales volume, (ii) a $6.2 million decline in personnel costs driven by a reduction in headcount and (iii) a $3.3 million impact from improved pricing and mix. These declines in expenses were partially offset by (i) a $7.7 million impact from the decline in sales volume and (ii) a $0.5 million increase in miscellaneous expenses.

Publishing

The table below presents selected data with respect to the Publishing segment:

	Three Months Ended March 31,		2015 vs. 2014
(in millions)	2015	2014	Increase (Decrease) %
Net sales	$309.5	$189.2	63.6%
Adjusted EBITDA	$6.5	$3.7	75.7%
Adjusted EBITDA as a % of net sales	2.1%	2.0%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease) %
2015 vs. 2014
Volume	(1.5)%
Price/Mix	2.3%
Merger	62.8%
63.6%

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014
Net sales increased due primarily to the net sales contribution of $118.8 million from the Merger. Legacy xpedx net sales grew by 0.8% due primarily to a 2.3% improvement in mix which was offset by a 1.5% decline in sales volume.

Adjusted EBITDA increased by $2.9 million as a result of the Merger. The change in legacy xpedx Adjusted EBITDA between periods was minimal.

Packaging

The table below presents selected data with respect to the Packaging segment:

	Three Months Ended March 31,		2015 vs. 2014
(in millions)	2015	2014	Increase (Decrease) %
Net sales	$675.2	$394.2	71.3%
Adjusted EBITDA	$45.7	$25.7	77.8%
Adjusted EBITDA as a % of net sales	6.8%	6.5%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease) %
2015 vs. 2014
Volume	1.2%
Price/Mix	0.1%
Merger	70.0%
71.3%

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014
Net sales increased due primarily to the net sales contribution of $275.9 million from the Merger. The legacy xpedx net sales increased by 1.3%, which was primarily driven by an increase in sales volume from existing customers.

Adjusted EBITDA increased by $19.6 million as a result of the Merger. The legacy xpedx Adjusted EBITDA increased by $0.4 million due to higher sales volume.

Facility Solutions

The table below presents selected data with respect to the Facility Solutions segment.

	Three Months Ended March 31,		2015 vs. 2014
(in millions)	2015	2014	Increase (Decrease) %
Net sales	$309.1	$179.2	72.5%
Adjusted EBITDA	$6.8	$0.1	*
Adjusted EBITDA as a % of net sales	2.2%	0.1%
* - not meaningful

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease) %
2015 vs. 2014
Volume	(5.5)%
Price/Mix	0.6%
Merger	77.4%
72.5%

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014
Net sales increased due primarily to the net sales contribution of $138.7 million from the Merger. This increase was offset by a 4.9% decline in legacy xpedx net sales. The decline in legacy xpedx sales was primarily driven by customer attrition with four customers comprising 3.4% of the decline.

Adjusted EBITDA increased by $4.2 million as a result of the Merger. The legacy xpedx Adjusted EBITDA increased by $2.5 million driven primarily by (i) a $2.8 million reduction in distribution expenses due to a reduction in sales volume, (ii) a $1.1 million improvement due to pricing and mix improvement and (iii) a $0.8 million decline in miscellaneous expenses. These improvements were partially offset by a $2.2 million reduction in Adjusted EBITDA as a result of decline in sales volume.

Corporate & Other

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014
Adjusted EBITDA decreased by $27.1 million as a result of the Merger. The legacy xpedx Adjusted EBITDA improved by $6.2 million, primarily driven by (i) a $2.3 million reduction in allocated expenses from International Paper, (ii) a $0.7 million decline in personnel costs and (iii) a $3.2 million decline in miscellaneous expenses.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. The following table sets forth a summary of cash flows:

	Three Months Ended March 31,
(in millions)	2015	2014
Net cash provided by (used for):
Operating activities	$92.3	$35.2
Investing activities	(9.5)	0.5
Financing activities	(75.5)	(34.7)
Operating Activities
Net cash provided by operating activities increased by $57.1 million compared to last year primarily resulting from lower working capital needs. The change in accounts receivable resulted primarily from a decline in sales volume from the immediately preceding period. The change in inventory is primarily because of a six day increase in the inventory days on hand. Unisource typically kept more inventory on hand than xpedx, accounting for much of the increase. The change in accounts payable is primarily due to an approximately four day increase in accounts payable days. The change in accrued payroll and benefits and other is primarily due to incentive compensation payments, customer rebate payments and reductions in integration-related accruals.

Investing Activities
During the three months ended March 31, 2015, the Company invested $9.7 million in capital expenditures compared to $1.0 million last year. This increase is due primarily to investments in integration-related capital projects. Ordinary capital expenditures are expected to be approximately $25.0 million in 2015, with another $30.0 million to $40.0 million of integration-related capital expenditures during 2015.

Financing Activities
Net cash used for financing activities increased $40.8 million compared to last year. The current year activity includes $59.2 million of net repayments of long-term debt while the prior year period included $31.1 million of net cash transfers to Parent. The net repayments of long-term debt were funded by cash flows from operations.

Funding and Liquidity Strategy

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2015, the available additional borrowing capacity under the ABL Facility was approximately $422.5 million.

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

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of March 31, 2015, other than the operating lease obligations and the letters of credit under the ABL Facility. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Standards

See Note 1 to the Condensed Consolidated and Combined Financial Statements for information regarding recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

On July 1, 2014, we completed our merger with Unisource. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 12 to the Condensed Consolidated and Combined Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 6. EXHIBITS

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITIV CORPORATION
(Registrant)

Date:	May 13, 2015	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 13, 2015	By: /s/ W. Forrest Bell
Name: W. Forrest Bell
Title: Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith