Form 10-Q
period 2015-06-30
Veritiv Corp
filed 2015-08-13
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

OR

❑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission file number 001-36479

VERITIV CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	46-3234977
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

1000 Abernathy Road NE
Building 400, Suite 1700
Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip code)
(770) 391-8200
(Registrant's telephone number, including area code)

6600 Governors Lake Parkway, Norcross, Georgia 30071
(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant's common stock as of August 10, 2015 was 16,000,100.

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
Because the spin-off and merger transactions were consummated on July 1, 2014:

•
The Veritiv Condensed Combined Statement of Income, Statement of Comprehensive Income (Loss), Statement of Cash Flows and Notes thereto presented in this report for the three and six months ended June 30, 2014 include the legacy xpedx business only.

•
The Veritiv Condensed Consolidated Statement of Income, Statement of Comprehensive Income (Loss), Statement of Cash Flows and Notes thereto presented in this report for the three and six months ended June 30, 2015 include the combined legacy xpedx and Unisource businesses.

Additionally, the financial information presented in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—of this report is consistent with the above Condensed Consolidated and Combined financial statement presentation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(in millions, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales (including sales to related parties of $8.0, $12.3, $17.0 and $24.3, respectively)	$2,159.3	$1,329.0	$4,297.2	$2,636.4
Cost of products sold (including purchases from related parties of $67.1, $136.5, $136.5 and $276.5, respectively) (exclusive of depreciation and amortization shown separately below)	1,768.3	1,116.7	3,530.2	2,205.2
Distribution expenses	129.5	72.0	260.2	149.1
Selling and administrative expenses	218.0	129.9	428.6	258.5
Depreciation and amortization	15.3	4.3	28.8	8.9
Merger and integration expenses	10.3	2.1	20.3	2.1
Restructuring charges (income)	2.2	(0.9)	5.6	(1.1)
Operating income	15.7	4.9	23.5	13.7
Interest expense, net	6.4	—	12.8	—
Other expense (income), net	(1.5)	(0.1)	2.0	(0.6)
Income from continuing operations before income taxes	10.8	5.0	8.7	14.3
Income tax expense	6.5	2.1	6.6	5.8
Income from continuing operations	4.3	2.9	2.1	8.5
Loss from discontinued operations, net of income taxes	—	—	—	(0.1)
Net income	$4.3	$2.9	$2.1	$8.4

Earnings per share:
Basic and diluted
Continuing operations	$0.27	$0.36	$0.13	$1.04
Discontinued operations	—	—	—	(0.01)
Basic and diluted earnings per share	$0.27	$0.36	$0.13	$1.03

Weighted average shares outstanding:
Basic and diluted	16.00	8.16	16.00	8.16

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$4.3	$2.9	$2.1	$8.4
Other comprehensive income (loss):
Foreign currency translation adjustments	0.1	—	(6.5)	0.6
Other comprehensive income (loss)	0.1	—	(6.5)	0.6
Total comprehensive income (loss)	$4.4	$2.9	$(4.4)	$9.0

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$79.4	$57.6
Accounts receivable, less allowances of $42.1 and $39.0, respectively	1,017.5	1,115.1
Related party receivable	4.2	3.9
Inventories	711.5	673.2
Other current assets	115.9	109.3
Total current assets	1,928.5	1,959.1
Property and equipment, net	377.2	377.4
Goodwill	52.1	52.4
Other intangibles, net	32.1	36.1
Non-current deferred income tax assets	100.8	105.6
Other non-current assets	40.1	43.9
Total assets	$2,530.8	$2,574.5
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$618.8	$589.8
Related party payable	13.6	11.0
Accrued payroll and benefits	106.0	111.1
Deferred income tax liabilities	20.8	21.1
Other accrued liabilities	98.2	100.5
Current maturities of long-term debt	3.5	3.8
Financing obligations to related party, current portion	14.3	13.8
Total current liabilities	875.2	851.1
Long-term debt, net of current maturities	798.1	855.0
Financing obligations to related party, less current portion	205.2	212.4
Defined benefit pension obligations	32.3	36.3
Other non-current liabilities	109.9	107.2
Total liabilities	2,020.7	2,062.0
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized, 16.0 million shares issued and outstanding	0.2	0.2
Additional paid-in capital	564.4	562.4
Accumulated deficit	(25.9)	(28.0)
Accumulated other comprehensive loss	(28.6)	(22.1)
Total shareholders' equity	510.1	512.5
Total liabilities and shareholders' equity	$2,530.8	$2,574.5

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
Operating Activities	2015	2014
Net income	$2.1	$8.4
Loss from discontinued operations, net of income taxes	—	(0.1)
Income from continuing operations	2.1	8.5
Depreciation and amortization	28.8	8.9
Amortization of deferred financing fees	2.2	—
Net losses (gains) on sales of fixed assets	0.5	(1.5)
Provision for allowance for doubtful accounts	5.8	4.0
Deferred income tax provision	5.5	1.5
Stock-based compensation	1.9	4.3
Other non-cash items, net	2.1	—
Changes in operating assets and liabilities
Accounts receivable and related party receivable	84.6	19.5
Inventories	(44.2)	(4.4)
Accounts payable and related party payable	53.1	(2.7)
Accrued payroll and benefits	(6.3)	0.6
Other	(11.7)	(0.7)
Net cash provided by operating activities – continuing operations	124.4	38.0
Net cash used for operating activities – discontinued operations	—	(1.1)
Net cash provided by operating activities	124.4	36.9
Investing Activities
Property and equipment additions	(22.6)	(1.3)
Proceeds from asset sales	0.2	4.8
Other	—	0.1
Net cash (used for) provided by investing activities	(22.4)	3.6
Financing Activities
Net cash transfers to Parent	—	(37.9)
Change in book overdrafts	(18.5)	(6.1)
Borrowings of long-term debt	2,292.8	—
Repayments of long-term debt	(2,346.3)	—
Payments under equipment capital lease obligations	(2.0)	—
Payments under financing obligations to related party	(6.8)	—
Net cash used for financing activities – continuing operations	(80.8)	(44.0)
Net cash provided by financing activities – discontinued operations	—	1.1
Net cash used for financing activities	(80.8)	(42.9)
Effect of exchange rate changes on cash	0.6	0.6
Net change in cash	21.8	(1.8)
Cash at beginning of period	57.6	5.7
Cash at end of period	$79.4	$3.9
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$1.1	$0.4
Cash paid for interest	10.5	—
Non-Cash Investing Activities
Non-cash additions to property and equipment	$5.0	$—
See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

VERITIV CORPORATION
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business distributor of print, publishing, packaging, facility and logistics solutions. Established in 2014 following the merger of International Paper Company’s ("International Paper" or "Parent") xpedx division ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource"), the Company operates from more than 180 distribution centers primarily throughout the U.S., Canada and Mexico.

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

Prior to the Distribution Date, Veritiv’s financial position, results of operations and cash flows consisted of only the xpedx business of International Paper and were derived from International Paper’s historical accounting records. The financial results of xpedx have been presented on a carve-out basis through the Distribution Date, while the financial results for Veritiv, post Spin-off, are prepared on a stand-alone basis. As such, the combined financial statements for the three and six months ended June 30, 2014 consist entirely of the combined results of xpedx on a carve-out basis.

All significant intercompany transactions between Veritiv's businesses have been eliminated. All significant intercompany transactions between xpedx and International Paper have been included for the periods prior to the Spin-off and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Combined Statement of Cash Flows for the six months ended June 30, 2014 as a financing activity. For periods prior to the Spin-off, the combined financial statements include expense allocations for certain functions previously provided by International Paper, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. See Note 6, Related Party Transactions, for further information.

Following the Spin-off, certain corporate and other related functions described above continue to be provided by International Paper under a transition services agreement. During the three and six months ended June 30, 2015, the Company has recognized $3.2 million and $8.8 million, respectively, in selling and administrative expenses related to this agreement.

For the six months ended June 30, 2014, certain amounts in the operating activities section of the Condensed Combined Statement of Cash Flows have been reclassified for comparative purposes to conform to the current year presentation. This reclassification did not have any impact on net cash flows from operations or the Condensed Combined Statement of Income for the three and six months ended June 30, 2014.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled to exchange for those goods or services. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In July 2015, the FASB approved a one year deferral of this standard, and this pronouncement is now effective for annual periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. The Company is currently evaluating the alternative methods of adoption and the effect on its Consolidated Financial Statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. This ASU is effective for annual reporting periods beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company adopted this standard during the second quarter of 2015; it did not have any impact to the Consolidated Financial Statements and related disclosures as interpretative guidance related to this ASU has concluded that this ASU does not apply to debt issuance costs associated with revolving debt arrangements. Deferred financing fees related to the Company's asset-based lending facility (the "ABL Facility") remain classified within other non-current assets.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires companies to measure inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This ASU will not apply to inventories that are measured by using either the last-in, first-out method or retail inventory method. This ASU is effective for annual reporting periods beginning after December 15, 2016, and is to be applied prospectively, with early adoption permitted. The Company is currently evaluating the impact the ASU will have on its first-in, first-out based inventory, which is approximately 12% of the Company's inventory balance as of June 30, 2015.

2. MERGER WITH UNISOURCE

On July 1, 2014, UWWH merged with and into Veritiv. The Merger was accounted for in the Company’s financial statements using the acquisition method of accounting, with Veritiv as the accounting acquirer of Unisource. The purchase price of $383.2 million was determined in accordance with the Agreement and Plan of Merger and is allocated to tangible and identifiable intangible assets and liabilities based upon their respective fair values.

The following table summarizes the components of the purchase price for Unisource. The fair value of Veritiv shares issued represents the aggregate value of 7.84 million shares issued at the closing "when-issued" market price of the Company’s stock on June 30, 2014, the day prior to the Merger, less a discount for lack of marketability. See Note 8, Fair Value Measurements, regarding the valuation of the contingent liability.

Purchase price:	(in millions)
Fair value of Veritiv shares issued in the Merger	$284.7
Cash payments associated with customary working capital and net indebtedness adjustments	39.1
Fair value of contingent liability associated with the Tax Receivable Agreement	59.4
Total purchase price	$383.2

During the first quarter of 2015, the Company recorded a $0.6 million increase to deferred income tax assets and a corresponding decrease to goodwill. This adjustment impacted the fair value of the contingent liability, resulting in a $0.6 million increase to the purchase price and corresponding adjustment to goodwill. The net impact of these adjustments to goodwill was zero. During the second quarter of 2015, the Company finalized the purchase price allocation, which resulted in a $0.3 million increase in deferred tax assets and a corresponding decrease in goodwill. These adjustments did not have a material impact on the Company's previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

The following table summarizes the final allocation of the purchase price to assets acquired and liabilities assumed as of the date of the Merger:

Final Allocation:	(in millions)
Cash	$70.9
Accounts receivable	448.4
Inventories	353.8
Deferred income tax assets	72.0
Property and equipment	299.0
Goodwill	25.7
Other intangible assets	31.5
Other current and non-current assets (including below market leasehold agreements)	61.8
Accounts payable	(284.2)
Long-term debt (including equipment capital leases)	(313.2)
Financing obligations to related party	(233.1)
Defined benefit pension obligations	(30.3)
Other current and non-current liabilities (including above market leasehold agreements)	(119.1)
Total purchase price	$383.2

The purchase price allocated to the identifiable intangible assets acquired is as follows:

	Value (in millions)	Estimated Weighted Average Useful Life (in years)
Customer relationships	$24.3	14.8
Trademarks/Trade names	4.1	3.6
Non-compete agreements	3.1	1.0
Total identifiable intangible assets acquired	$31.5

Goodwill of $25.7 million arising from the Merger consists largely of the synergies and other benefits expected from combining the operations. The goodwill is not expected to be deductible for income tax purposes.

3. MERGER, INTEGRATION AND RESTRUCTURING CHARGES

Merger and Integration Charges

During the three and six months ended June 30, 2014, Veritiv incurred merger expenses directly attributable to the Merger. During the three and six months ended June 30, 2015, Veritiv incurred costs to integrate the combined businesses of xpedx and Unisource. Integration expenses include professional services and project management fees, retention compensation, information technology conversion costs, rebranding costs and other costs to integrate the combined businesses of xpedx and Unisource. The following table summarizes the components of merger and integration expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Legal, consulting and other professional fees	$2.5	$2.1	$5.4	$2.1
Retention compensation	3.1	—	6.6	—
Information technology conversion costs	2.2	—	4.3	—
Rebranding	1.7	—	2.5	—
Other	0.8	—	1.5	—
Total merger and integration expenses	$10.3	$2.1	$20.3	$2.1

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

The Company recorded restructuring charges of $2.2 million and $5.6 million during the three and six months ended June 30, 2015, respectively, related to these company-wide initiatives. See Note 13, Segment Information, for the impact these charges had on the Company's reportable segments. Other direct costs reported in the table below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The corresponding liability and activity are detailed in the table below.

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Liability at December 31, 2014	$3.7	$0.2	$3.9
Costs incurred	1.9	1.5	3.4
Payments	(2.7)	(0.4)	(3.1)
Liability at March 31, 2015	2.9	1.3	4.2
Costs incurred	1.0	1.2	2.2
Payments	(1.1)	(0.7)	(1.8)
Liability at June 30, 2015	$2.8	$1.8	$4.6

4. DEBT

The Company's long-term debt obligations were as follows:

(in millions)	June 30, 2015	December 31, 2014
ABL Facility	$792.6	$847.8
Equipment capital lease obligations	9.0	11.0
Total debt	801.6	858.8
Less: current portion of long-term debt	(3.5)	(3.8)
Long-term debt, net of current maturities	$798.1	$855.0

ABL Facility

The ABL Facility will mature and the commitments thereunder will terminate on July 1, 2019; however, the ABL Facility provides for the right of the individual lenders to extend the maturity date of their respective commitments and loans upon the request of Veritiv and without the consent of any other lenders. The ABL Facility may be prepaid at Veritiv's option at any time without premium or penalty and is subject to mandatory prepayment if the amount outstanding under the ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in both cases in an amount equal to such excess.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At June 30, 2015, the above test was not applicable.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of June 30, 2015, the available additional borrowing capacity under the ABL Facility was approximately $400.3 million.

5. INCOME TAXES

The Company’s provision for income tax expense for the three and six months ended June 30, 2015 and 2014 is based on the estimated annual effective tax rate, plus any discrete items.

The following table presents the provision for income tax expense and the effective tax rates for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Income from continuing operations before income taxes	$10.8	$5.0	$8.7	$14.3
Income tax expense	6.5	2.1	6.6	5.8
Effective tax rate	60.2%	42.7%	75.9%	40.8%

The difference between the Company’s effective tax rate for the three and six months ended June 30, 2015 and 2014 and the U.S. statutory tax rate of 35.0% primarily relates to the non-recognition of tax benefits on certain losses, non-deductible expenses, state income taxes (net of federal income tax benefit) and adjustments to uncertain tax positions. Additionally, the effective tax rate may vary significantly due to potential changes in the amount and mix of pre-tax book income and changes in amounts of non-deductible expenses and other items.

As of June 30, 2015, the gross amount of uncertain tax positions was $0.7 million. All of the gross uncertain tax positions, if recognized, would impact Veritiv’s effective tax rate in the period of recognition. The Company accrues interest on unrecognized tax benefits as a component of interest expense, net. Penalties, if incurred, are recognized as a component of income tax expense. The corresponding liabilities are reflected in other non-current liabilities within the Condensed

Consolidated Balance Sheets. As a result of the expiration of statutes of limitation, the Company currently estimates that the amount of unrecognized tax benefits could be reduced by up to $0.1 million during the next twelve months.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon.

6. RELATED PARTY TRANSACTIONS

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and private placement, Georgia-Pacific, as joint owner of the sole stockholder of UWWH, is a related party. For the three and six months ended June 30, 2015, the Company sold products to Georgia-Pacific in the amount of $8.0 million and $17.0 million, respectively, reflected in net sales. For the three and six months ended June 30, 2015, the Company purchased, and recognized in cost of products sold, inventory from Georgia-Pacific of $67.1 million and $136.5 million, respectively. The aggregate amounts of inventories purchased from Georgia-Pacific that remained on Veritiv's Condensed Consolidated Balance Sheets were $25.2 million and $26.6 million as of June 30, 2015 and December 31, 2014, respectively. Related party payable to and receivable from Georgia-Pacific were $13.6 million and $4.2 million as of June 30, 2015, respectively, and $11.0 million and $3.9 million as of December 31, 2014, respectively.

Relationship between Veritiv and International Paper

Transactions with International Paper

Prior to the Spin-off, xpedx purchased certain inventory items from, and sold certain inventory items to, International Paper in the normal course of business. For the three and six months ended June 30, 2014, the Company sold products to International Paper in the amount of $12.3 million and $24.3 million, respectively, reflected in net sales. The Company purchased, and recognized in cost of products sold, inventory from International Paper of $136.5 million and $276.5 million during three and six months ended June 30, 2014, respectively. After the Spin-off and the Merger, Veritiv continues to purchase from and sell certain inventory items to International Paper that are considered transactions in the normal course of the Company’s operations. Although the Company and International Paper have entered into a transition services agreement, International Paper is not considered a related party subsequent to the Spin-off.

Parent Company Investment

The components of net transfers to Parent for the six months ended June 30, 2014 were as follows:

Six Months Ended June 30,
(in millions)	2014
Intercompany sales and purchases, net	$255.4
Cash pooling and general financing activities	(322.5)
Corporate allocations including income taxes	34.7
Total net transfers to International Paper	$(32.4)

Allocation of General Corporate Expenses

Prior to the Spin-off, the xpedx financial statements included expense allocations for certain functions previously provided by International Paper, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses were allocated on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount, sales or other measures. Prior to the Spin-off, $15.7 million and $28.7 million of expenses were allocated to xpedx and were included within selling and administrative expenses for the three and six months ended June 30, 2014, respectively.

Separation Agreements with Former Unisource CEO

Effective as of the Distribution Date, Allan R. Dragone, Jr. ceased to be the Chief Executive Officer of Unisource and became a member of Veritiv’s Board of Directors. As part of his employment agreement, Mr. Dragone exercised his right to sell his personal residence to the Company. The Company completed the purchase of the residence for $4.6 million during the first quarter of 2015. During the second quarter of 2015, the Company sold the residence for $4.6 million.

7. DEFINED BENEFIT PLANS

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit pension plans and Supplemental Executive Retirement Plans in the U.S. and Canada. Net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.5	$0.0	$0.9	$0.1
Interest cost	0.9	0.9	1.7	1.7
Expected return on plan assets	(1.3)	(0.9)	(2.7)	(1.8)
Net periodic benefit cost (credit)	$0.1	$0.0	$(0.1)	$0.0

Certain of xpedx’s employees participated in defined benefit pension and other post-retirement benefit plans sponsored and accounted for by International Paper. In conjunction with the Spin-off, these plans were frozen for the xpedx employees, and International Paper retained the associated liabilities. Certain xpedx union employees were added as participants to the Unisource defined benefit pension plan. The amount of net pension and other post-employment benefit expense attributable to xpedx related to the International Paper sponsored plans was $4.1 million and $8.0 million for the three and six months ended June 30, 2014, respectively.

8. FAIR VALUE MEASUREMENTS

At June 30, 2015 and December 31, 2014, the carrying amounts of cash, receivables, payables and other components of other current assets and other current liabilities approximate their fair value due to the short maturity of these items. Borrowings under the ABL Facility are at variable market interest rates, and accordingly, the carrying amount approximates fair value.

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the Tax Receivable Agreement at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. Key assumptions utilized in the discounted cash flow model included a discount rate of 4.8%, projected revenues and projected taxable income. The Company’s discounted cash flow model used significant unobservable (Level 3) inputs that were tied to the utilization of Unisource’s net operating losses, attributable to taxable periods prior to the Merger, by the Company. The contingent liability is remeasured at fair value at each reporting period with the change in fair value recognized in other expense (income), net in the Company’s Condensed Consolidated and Combined Statements of Income. At June 30, 2015, the Company remeasured the contingent liability using a discount rate of 5.2%.

The following table provides a reconciliation of the beginning and ending balance of the contingent liability for the six months ended June 30, 2015:

(in millions)	Contingent Liability
Balance at December 31, 2014	$60.5
Purchase accounting adjustment	0.6
Change in fair value adjustment recorded in other expense (income), net	1.3
Balance at March 31, 2015	$62.4
Change in fair value adjustment recorded in other expense (income), net	(1.7)
Balance at June 30, 2015	$60.7

There have been no transfers between the fair value measurement levels for the three and six months ended June 30, 2015 and 2014. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

9. EARNINGS PER SHARE

Basic earnings per share ("EPS") for Veritiv common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is similarly calculated, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, except where the inclusion of such common shares would have an antidilutive impact.

On the Distribution Date, Veritiv had 16.0 million shares of common stock issued and outstanding, including 7.84 million shares issued in a private placement to the sole stockholder of UWWH in connection with the Merger. The calculation of both basic and diluted EPS for the three and six months ended June 30, 2014 utilized 8.16 million shares issued and outstanding as no equity-based awards were outstanding prior to the Distribution Date, and Veritiv was a wholly-owned subsidiary of International Paper prior to that date. The calculation of both basic and diluted EPS for the three and six months ended June 30, 2015 utilized 16.0 million shares issued and outstanding based on the weighted average shares outstanding during this period, reflecting the impact of the private placement of shares to the sole stockholder of UWWH on the Distribution Date. During 2015, the Company granted equity-based awards to certain of its employees. See Note 11, Equity-Based Incentive Plans, for additional information. These awards were excluded from the computation of diluted EPS because their inclusion would have been antidilutive, or they were subject to performance conditions that had not been met.

A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Numerator:
Income from continuing operations	$4.3	$2.9	$2.1	$8.5
Loss from discontinued operations, net of income taxes	—	—	—	(0.1)
Net income	$4.3	$2.9	$2.1	$8.4

Denominator:
Weighted average number of shares outstanding – basic and diluted	16.00	8.16	16.00	8.16

Antidilutive stock-based awards excluded from computation of diluted EPS	0.06	—	0.06	—
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.24	—	0.24	—

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides the components of accumulated other comprehensive loss:

(in millions)	June 30, 2015	December 31, 2014
Foreign currency translation adjustments	$(21.2)	$(14.7)
Adjustments to pension and other benefit liabilities, net of tax	(7.4)	(7.4)
Total accumulated other comprehensive loss	$(28.6)	$(22.1)

For the three and six months ended June 30, 2015 and 2014, there were no reclassifications out of accumulated other comprehensive loss.

11. EQUITY-BASED INCENTIVE PLANS

Veritiv Omnibus Incentive Plan

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

On June 30, 2015, the Company granted 27,424 deferred share units ("DSUs") to its non-employee directors. Each DSU is the economical equivalent of one share of Veritiv's common stock. The DSUs are fully vested and non-forfeitable as of the grant date and are payable in cash following the individual's termination of service as a Veritiv director. At June 30, 2015, the Company recognized $1.0 million in expense related to these units based on a grant date fair value of $36.46, the closing market price of the Company's common stock on June 30, 2015. The DSUs were classified as a non-current liability and will be remeasured at each reporting date, with a corresponding adjustment to compensation expense.

During 2015, the Company granted approximately 64,000 restricted stock units ("RSUs"), 160,000 performance condition stock units (“PCSUs”), and 96,000 market condition performance stock units (“MCPSUs”) to certain of its employees. These units will cliff vest at the end of three years and be settled in shares of common stock, subject to continued service and, in the case of the PCSUs and MCPSUs, the attainment of performance conditions. Dividends are not paid or accrued on unvested stock units. The grant date fair values are not reduced for dividends as none are expected to be paid during the vesting period.

The weighted average grant date fair value of the RSUs granted in 2015 is $51.79 and is based on either the closing price of Veritiv common stock on the trading day immediately prior to the date of grant or the closing price on the date of grant. The RSUs are only subject to a service requirement, thus compensation expense for the RSUs is recognized ratably from the grant date to the vesting date.

The PCSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of PCSUs. The PCSUs are divided into three tranches, and each tranche is earned based on the achievement of an annual Adjusted EBITDA target which is set at the beginning of each of the three years in the vesting period. The Company defines Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring charges (income), non-restructuring stock-based compensation expense, LIFO expense (income), non-restructuring severance charges, merger and integration expenses, loss from discontinued operations, net of income taxes, fair value adjustments on the contingent liability associated with the Tax Receivable Agreement ("TRA") and certain other adjustments. The PCSUs that can be earned in 2015 had a weighted average grant date fair value of $51.79 with compensation expense recognized ratably over the three year vesting period. The fair value of the 2016 and 2017 tranches will be based on the market value of Veritiv common stock on the date the Adjusted EBITDA targets are set for each year. Compensation expense for each tranche is recognized ratably from the date the fair value is determined to the vesting date for the number of awards expected to vest.

The MCPSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of MCPSUs. The MCPSUs are divided into three tranches and each tranche is earned based on the achievement of an annual total shareholder return target relative to the total shareholder return of an applicable peer group over the one-, two- and three-year cumulative periods in the vesting period. The weighted average grant date fair value of the MCPSUs is $63.21, determined using a Monte Carlo simulation model. Assumptions used in the model included a 25.0% expected volatility rate and a 1.1% risk-free interest rate. The expected volatility rate is based on the historical volatility of a group of peer companies over the most recent period equal to the vesting period, as Veritiv has limited trading history to use the volatility of its own common stock. The risk-free interest rate is based on the yield on U.S. Treasury securities matching the vesting period. Compensation expense is recognized ratably from the grant date to the vesting date.

During the three and six months ended June 30, 2015, the Company recognized $0.9 million and $1.9 million respectively, in expense related to these awards. As of June 30, 2015, total unrecognized stock-based compensation expense was $13.3 million and is expected to be recognized over a weighted average period of 2.7 years. Unrecognized compensation expense for the 2016 and 2017 tranches of the PCSU awards is estimated based on the Company's closing stock price at June 30, 2015.

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

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2014	2014
Total stock-based compensation expense	$3.2	$4.3
Income tax benefit related to stock-based compensation	$0.3	$1.3

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

Escheat Audit

During 2013, Unisource was notified by the State of Delaware that it intended to examine the books and records of Unisource to determine compliance with Delaware escheat laws. Since that date, seven other states have joined with Delaware in the audit process which is conducted by an outside firm on behalf of the states and covers the period from 1986 to present. The Company has been informed that similar audits have generally taken two to four years to complete. The Company has determined that the ultimate outcome of this audit cannot be reasonably estimated at this time. Any claims or liabilities resulting from these audits could have a material impact on the Company’s financial condition, results of operations and cash flows.

13. SEGMENT INFORMATION

The following tables present net sales, Adjusted EBITDA (as defined in Note 11) and certain other measures for each of the reportable segments and total continuing operations for the periods presented:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Three Months Ended June 30, 2015
Net sales	$812.5	$294.4	$699.6	$324.5	$28.3	$2,159.3
Adjusted EBITDA	18.4	7.4	51.8	10.6	(47.5)	40.7
Depreciation and amortization	3.4	1.0	4.0	2.1	4.8	15.3
Restructuring charges	0.8	—	0.5	0.4	0.5	2.2
Three Months Ended June 30, 2014
Net sales	546.3	188.0	410.3	184.4	—	1,329.0
Adjusted EBITDA	9.3	3.7	25.7	2.8	(23.9)	17.6
Depreciation and amortization	1.2	0.2	0.7	0.4	1.8	4.3
Restructuring income	(0.3)	—	(0.3)	(0.3)	—	(0.9)
Six Months Ended June 30, 2015
Net sales	1,633.2	603.9	1,374.8	633.6	51.7	4,297.2
Adjusted EBITDA	33.9	13.8	97.5	17.5	(93.6)	69.1
Depreciation and amortization	6.8	1.6	7.8	3.9	8.7	28.8
Restructuring charges	1.6	—	1.4	1.3	1.3	5.6
Six Months Ended June 30, 2014
Net sales	1,091.2	377.1	804.5	363.6	—	2,636.4
Adjusted EBITDA	17.6	7.4	51.3	2.9	(49.0)	30.2
Depreciation and amortization	2.4	0.3	1.5	0.9	3.8	8.9
Restructuring income	(0.4)	—	(0.2)	(0.5)	—	(1.1)

The table below presents a reconciliation of income from continuing operations before income taxes reflected in the Condensed Consolidated and Combined Statements of Income to Total Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Income from continuing operations before income taxes	$10.8	$5.0	$8.7	$14.3
Interest expense, net	6.4	—	12.8	—
Depreciation and amortization	15.3	4.3	28.8	8.9
Restructuring charges (income)	2.2	(0.9)	5.6	(1.1)
Non-restructuring stock-based compensation	0.9	3.0	1.9	4.0
LIFO expense (income)	(4.8)	3.4	(10.0)	(0.3)
Non-restructuring severance charges	1.0	0.7	1.4	2.4
Merger and integration expenses	10.3	2.1	20.3	2.1
Fair value adjustments on TRA contingent liability	(1.7)	—	(0.4)	—
Other	0.3	—	—	(0.1)
Total Adjusted EBITDA	$40.7	$17.6	$69.1	$30.2

14. SUBSEQUENT EVENT

In July 2015, the Company entered into an interest rate cap agreement that is effective on July 31, 2015 with an expiration date of July 1, 2019. The interest rate cap effectively caps the LIBOR-based portion of the interest rate on an initial notional amount of $392.9 million of the Company’s floating-rate debt at 3.0% plus the applicable credit spread. The Company designated the interest rate cap as a cash flow hedge of exposure to changes in cash flows due to changes in the LIBOR-based portion of the interest rate above 3.0% on an equivalent amount of debt. The notional amount of the cap is reduced throughout the term of the agreement in order to align with the expected repayment of the Company’s outstanding floating-rate debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report regarding the Company’s future operating results, performance, business plans, prospects, guidance and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "intend," "should," "will," "would," "planned," "estimated," "potential," "goal," "outlook," "may," "predicts," "could," or the negative of such terms, or other comparable expressions, as they relate to the Company or its management, have been used to identify such forward-looking statements. All forward-looking statements reflect only the Company’s current beliefs and assumptions with respect to future operating results, performance, business plans, prospects, guidance and other matters, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company’s actual operating results, performance, business plans, prospects or guidance to differ materially from those expressed in, or implied by, these statements.

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

The following discussion of the Company’s results of operations for the three and six months ended June 30, 2015 should be read in conjunction with the Condensed Consolidated and Combined Financial Statements and Notes thereto, included elsewhere in this report. The financial information discussed below and included in this report for the three and six months ended June 30, 2014 may not necessarily reflect what xpedx's financial condition, results of operations or cash flows would have been had xpedx been a stand-alone company during this period or what xpedx's financial condition, results of operations and cash flows may be in the future.

References in the Condensed Consolidated and Combined Financial Statements to "International Paper" or "Parent" refer to International Paper Company.

Executive Overview

Business Overview

Veritiv Corporation ("Veritiv" or the "Company") is a leading North American business-to-business distributor of print, publishing, packaging, facility and logistics solutions. Established in 2014 following the merger of International Paper's xpedx division ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource"), the Company operates from more than 180 distribution centers primarily throughout the U.S., Canada and Mexico.

Veritiv's business is organized under four reportable segments: Print, Publishing, Packaging and Facility Solutions. During 2014, the Company realigned and expanded its reportable segments to include a new Publishing segment. This realignment followed the Company’s merger with UWWH in the third quarter of 2014. This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, now makes operating decisions and manages the growth and profitability of the Company’s business. The following summary describes the products and services offered in each of the segments:

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

•
Publishing – The Publishing segment sells and distributes coated and uncoated commercial printing papers to publishers, retailers, converters, printers and specialty businesses for use in magazines, catalogs, books, directories, gaming, couponing, retail inserts and direct mail. This segment also provides print management, procurement and supply chain management solutions to simplify paper and print procurement processes for our customers.

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

•
Facility Solutions – The Facility Solutions segment sources and sells cleaning, break-room and other supplies such as towels, tissues, wipers and dispensers, can liners, commercial cleaning chemicals, soaps and sanitizers, sanitary maintenance supplies and equipment, safety and hazard supplies, and shampoos and amenities primarily in the U.S., Canada and Mexico. Veritiv is a leading distributor in the Facility Solutions sector of the U.S. economy. Through this segment, we manage a world class network of leading suppliers in most facilities solutions categories. Additionally, we offer total cost of ownership solutions with re-merchandising, budgeting and compliance reporting, inventory management, and a sales-force trained to bring leading vertical expertise to the major North American geographies.

The Company also has a Corporate & Other category which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as the Veritiv logistics solutions business which provides transportation and warehousing solutions.

The Spin-off and Merger

On July 1, 2014 (the "Distribution Date"), International Paper completed the previously announced spin-off of xpedx to the International Paper shareholders (the "Spin-off"), forming a new public company called Veritiv. Immediately following the Spin-off, UWWH merged with and into Veritiv (the "Merger"). Prior to the Distribution Date, Veritiv’s financial position, results of operations and cash flows consisted of only the xpedx business of International Paper and were derived from International Paper’s historical accounting records. The financial results of xpedx have been presented on a carve-out basis through the

Distribution Date, while the financial results for Veritiv, post Spin-off, are prepared on a stand-alone basis. As such, the Condensed Combined Financial Statements for the three and six months ended June 30, 2014 consist entirely of the combined results of xpedx on a carve-out basis.

For periods prior to the Spin-off, the condensed and combined financial statements include expense allocations for certain functions previously provided by International Paper. See Note 1 to the Condensed Consolidated and Combined Financial Statements for further information.

Seasonality

The Company’s operating results are subject to seasonal influences.  Historically, our highest consolidated net sales and corresponding Adjusted EBITDA (as defined below) occur during the third quarter while our lowest consolidated net sales and corresponding Adjusted EBITDA occur during the first quarter. Within the Print and Publishing segments, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year.  The Packaging segment net sales tend to increase each quarter throughout the year, and net sales for the first quarter are typically less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that build up to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment tend to be highest during the second quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and second highest during the third quarter due to back-to-school demand from our customers.

Results of Operations, Including Business Segments

The following discussion compares the consolidated and combined operating results of Veritiv for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2015	2014	$	%	2015	2014	$	%
Net sales	$2,159.3	$1,329.0	$830.3	62%	$4,297.2	$2,636.4	$1,660.8	63%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,768.3	1,116.7	651.6	58%	3,530.2	2,205.2	1,325.0	60%
Distribution expenses	129.5	72.0	57.5	80%	260.2	149.1	111.1	75%
Selling and administrative expenses	218.0	129.9	88.1	68%	428.6	258.5	170.1	66%
Depreciation and amortization	15.3	4.3	11.0	256%	28.8	8.9	19.9	224%
Merger and integration expenses	10.3	2.1	8.2	390%	20.3	2.1	18.2	867%
Restructuring charges (income)	2.2	(0.9)	3.1	*	5.6	(1.1)	6.7	*
Operating income	15.7	4.9	10.8	220%	23.5	13.7	9.8	72%
Interest expense, net	6.4	—	6.4	*	12.8	—	12.8	*
Other expense (income), net	(1.5)	(0.1)	(1.4)	*	2.0	(0.6)	2.6	*
Income from continuing operations before income taxes	10.8	5.0	5.8	116%	8.7	14.3	(5.6)	(39)%
Income tax expense	6.5	2.1	4.4	210%	6.6	5.8	0.8	14%
Income from continuing operations	4.3	2.9	1.4	48%	2.1	8.5	(6.4)	(75)%
Loss from discontinued operations, net of income taxes	—	—	—	—%	—	(0.1)	0.1	*
Net income	$4.3	$2.9	1.4	48%	$2.1	$8.4	(6.3)	(75)%
* - not meaningful

Net Sales

•
For the three months ended June 30, 2015, net sales increased due primarily to the net sales contribution of $915.3 million, or 68.9%, from the Merger. Legacy xpedx net sales declined by 6.4% due primarily to volume decreases in the Print segment. See the “Segment Results” section for additional discussion.

•
For the six months ended June 30, 2015, net sales increased due primarily to the net sales contribution of $1,798.8 million, or 68.2%, from the Merger. Legacy xpedx net sales declined by 5.2% due primarily to volume decreases in the Print segment. See the “Segment Results” section for additional discussion.

Cost of Products Sold

•
For the three months ended June 30, 2015, cost of products sold increased due primarily to incremental costs of $737.9 million, or 66.1%, attributable to the Merger. This increase was partially offset by a 7.7% decrease in legacy xpedx cost of products sold. The percentage decrease in cost of products sold was primarily driven by a decline in sales volume as discussed in the “Net Sales” section and the capture of procurement synergies in the Print, Packaging and Facility Solutions segments.

•
For the six months ended June 30, 2015, cost of products sold increased due primarily to incremental costs of $1,456.3 million, or 66.0%, attributable to the Merger. This increase was partially offset by a 6.0% decrease in legacy xpedx cost of products sold. The percentage decrease in cost of products sold was primarily driven by a decline in sales volume and achievement of procurement synergies in the Print, Packaging and Facility Solutions segments.

Distribution Expenses

•
For the three months ended June 30, 2015, distribution expenses increased due primarily to incremental expenses of $60.8 million, or 81.9%, attributable to the Merger. Excluding the impact of the Merger, distribution expenses decreased by $5.5 million. The decline was primarily driven by the Company's restructuring efforts to consolidate its warehouse footprint and streamline delivery operations, resulting in (i) a $2.7 million decrease in vehicle operation expenses due to reductions in fuel and vehicle lease expenses, (ii) a $1.3 million decrease in wages and benefits driven by a reduction in headcount, (iii) a $1.2 million decrease in facilities expenses primarily driven by lower lease expenses and (iv) a $0.3 million decrease in various other expenses.

•
For the six months ended June 30, 2015, distribution expenses increased due primarily to incremental expenses of $121.8 million, or 80.5%, attributable to the Merger. Excluding the impact of the Merger, distribution expenses decreased by $12.9 million. The decline was primarily driven by the Company's restructuring efforts to consolidate its warehouse footprint and streamline delivery operations, resulting in (i) a $6.9 million decrease in vehicle operation expenses due primarily to reductions in fuel and vehicle lease expenses, (ii) a $2.5 million decrease in wages and benefits driven by a reduction in headcount, (iii) a $2.3 million decrease in facilities expenses primarily driven by a reduction in lease and utility expenses and (iv) a $1.2 million decrease in various other expenses.

Selling and Administrative Expenses

•
For the three months ended June 30, 2015, selling and administrative expenses increased primarily due to incremental expenses of $100.6 million, or 78.8%, from the Merger. Excluding the impact of the Merger, selling and administrative expenses decreased by $10.3 million. The decrease is primarily attributed to: (i) a $6.2 million decrease in personnel costs due to restructuring the corporate general and administrative functions, (ii) a $2.3 million benefit related to the removal of International Paper overhead allocations, (iii) a $1.3 million decrease in sales professional training and (iv) a $0.9 million decline in bad debt expense. These decreases were partially offset by a $0.4 million increase in various other expenses.

•
For the six months ended June 30, 2015, selling and administrative expenses increased due primarily to incremental expenses of $194.7 million, or 76.0%, from the Merger. Excluding the impact of the Merger, selling and administrative expenses decreased by $22.4 million. The decrease is primarily attributed to: (i) a $13.7 million decrease in personnel costs driven primarily by restructuring the corporate general and administrative functions, (ii) a $4.6 million benefit related to the removal of International Paper overhead allocations, (iii) a $3.0 million decrease in sales professional training and (iv) a $1.1 million decline in various other expenses.

Depreciation and Amortization Expenses

•
For the three and six months ended June 30, 2015, depreciation and amortization expenses increased primarily due to incremental expenses of $10.7 million and $19.6 million, respectively, attributable to the Merger.

Merger and Integration Expenses

•
For the three and six months ended June 30, 2015, integration expenses included integration-related professional services and project management costs, retention compensation, information technology conversion costs, rebranding costs and other costs to integrate the combined businesses of xpedx and Unisource. See Note 3 to the Condensed Consolidated and Combined Financial Statements for a breakdown of the major components of these costs.

•	For the three and six months ended June 30, 2014, merger expenses included advisory and other professional fees directly associated with the Merger.
Restructuring Charges

•
For the three and six months ended June 30, 2015, Veritiv incurred charges related to its North American restructuring program intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. During the fourth quarter of 2014, the Company initiated the process of consolidating warehouse and customer service locations of the legacy organizations as well as realigning its field and sales management function. As a result, the Company incurred restructuring charges for employee termination benefits and other direct costs. See Note 3 to the Condensed Consolidated and Combined Financial Statements for additional details. The Company may continue to record restructuring charges in the future as restructuring activities progress.

•	For the three and six months ended June 30, 2014, restructuring charges related to xpedx's multi-year restructuring plan.

Interest Expense, Net

•
For the three months ended June 30, 2015, interest expense, net consisted of (i) $4.5 million of interest expense on the ABL Facility, (ii) $1.1 million for amortization of deferred financing costs related to the ABL Facility and (iii) $0.8 million in miscellaneous interest expense.

•
For the six months ended June 30, 2015, interest expense, net consisted of (i) $8.9 million of interest expense on the ABL Facility, (ii) $2.2 million for amortization of deferred financing costs related to the ABL Facility and (iii) $1.7 million in miscellaneous interest expense.

Effective Tax Rate

•
Veritiv's effective tax rate was 60.2% and 42.7% for the three months ended June 30, 2015 and 2014, respectively, and 75.9% and 40.8% for the six months ended June 30, 2015 and 2014, respectively. The difference between the Company’s effective tax rate for the three and six months ended June 30, 2015 and the U.S. statutory tax rate of 35% is principally related to the non-recognition of tax benefit on certain losses, non-deductible expenses, state income taxes (net of federal income tax benefit) and adjustments to uncertain tax positions. Over time, the Company estimates its effective tax rate will be approximately 38-40%. However, it may vary significantly due to potential changes in the amount and mix of pre-tax book income and changes in amounts of non-deductible expenses and other items impacting the effective tax rate.

Segment Results
Adjusted EBITDA is the primary financial performance measure Veritiv uses to manage its segments, to monitor its results of operations, to measure its compliance with the covenants under the ABL Facility and to incentivize its management. This common metric is intended to align shareholders, debt holders and management. Adjusted EBITDA is a non-GAAP financial measure and is not an alternative to net income, operating income or any other measure prescribed by U.S. generally accepted accounting principles ("GAAP").

Veritiv uses Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges (income), non-restructuring stock-based compensation expense, LIFO expense (income), non-restructuring severance charges, merger and integration expenses, loss from discontinued operations, net of income taxes, fair value adjustments on the contingent liability associated with the Tax Receivable Agreement ("TRA") and certain other adjustments) because Veritiv believes investors commonly use Adjusted EBITDA as a key financial metric for valuing companies such as Veritiv. In addition, the credit agreement governing the ABL Facility permits the Company to exclude these and other charges in calculating Consolidated EBITDA, as defined in the ABL Facility.

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

Due to the shared nature of the distribution network, distribution charges are not a direct charge to each segment but are allocated to each segment based primarily on operational metrics that correlate with changes in volume. Accordingly, distribution expenses allocated to each segment are highly interdependent on the results of other segments. Lower volume in any segment that is not offset by a reduction in distribution expenses can result in the other segments absorbing a larger share of distribution expenses. Conversely, higher volume in any segment can result in the other segments absorbing a smaller share of distribution expenses. The impact of this at the segment level is that the changes in distribution expense trends may not correspond with volume trends within a particular segment.

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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments reconciled to the combined totals:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Three Months Ended June 30, 2015
Net sales	$812.5	$294.4	$699.6	$324.5	$28.3	$2,159.3
Adjusted EBITDA	$18.4	$7.4	$51.8	$10.6	$(47.5)	$40.7
Adjusted EBITDA as a % of net sales	2.3%	2.5%	7.4%	3.3%	*	1.9%

Three Months Ended June 30, 2014
Net sales	$546.3	$188.0	$410.3	$184.4	$—	$1,329.0
Adjusted EBITDA	$9.3	$3.7	$25.7	$2.8	$(23.9)	$17.6
Adjusted EBITDA as a % of net sales	1.7%	2.0%	6.3%	1.5%	*	1.3%

Six Months Ended June 30, 2015
Net sales	$1,633.2	$603.9	$1,374.8	$633.6	$51.7	$4,297.2
Adjusted EBITDA	$33.9	$13.8	$97.5	$17.5	$(93.6)	$69.1
Adjusted EBITDA as a % of net sales	2.1%	2.3%	7.1%	2.8%	*	1.6%

Six Months Ended June 30, 2014
Net sales	$1,091.2	$377.1	$804.5	$363.6	$—	$2,636.4
Adjusted EBITDA	$17.6	$7.4	$51.3	$2.9	$(49.0)	$30.2
Adjusted EBITDA as a % of net sales	1.6%	2.0%	6.4%	0.8%	*	1.1%
* - not meaningful

The table below provides a reconciliation of Veritiv’s net income determined in accordance with GAAP to Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net income	$4.3	$2.9	$2.1	$8.4
Interest expense, net	6.4	—	12.8	—
Income tax expense	6.5	2.1	6.6	5.8
Depreciation and amortization	15.3	4.3	28.8	8.9
EBITDA	32.5	9.3	50.3	23.1
Restructuring charges (income)	2.2	(0.9)	5.6	(1.1)
Non-restructuring stock-based compensation	0.9	3.0	1.9	4.0
LIFO expense (income)	(4.8)	3.4	(10.0)	(0.3)
Non-restructuring severance charges	1.0	0.7	1.4	2.4
Merger and integration expenses	10.3	2.1	20.3	2.1
Fair value adjustments on TRA contingent liability	(1.7)	—	(0.4)	—
Other	0.3	—	—	(0.1)
Loss from discontinued operations, net of income taxes	—	—	—	0.1
Adjusted EBITDA	$40.7	$17.6	$69.1	$30.2

Net sales	$2,159.3	$1,329.0	$4,297.2	$2,636.4
Adjusted EBITDA as a % of net sales	1.9%	1.3%	1.6%	1.1%

Print

The table below presents selected data with respect to the Print segment:

	Three Months Ended June 30,		2015 vs. 2014	Six Months Ended June 30,		2015 vs. 2014
(in millions)	2015	2014	Increase (Decrease) %	2015	2014	Increase (Decrease) %
Net sales	$812.5	$546.3	48.7%	$1,633.2	$1,091.2	49.7%
Adjusted EBITDA	$18.4	$9.3	97.8%	$33.9	$17.6	92.6%
Adjusted EBITDA as a % of net sales	2.3%	1.7%		2.1%	1.6%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease) %
	Three Months Ended June 30,	Six Months Ended June 30,
	2015 vs. 2014	2015 vs. 2014
Volume	(12.3)%	(11.1)%
Price/Mix	0.7%	0.6%
Merger	60.3%	60.2%
	48.7%	49.7%

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014

The net sales increase is due primarily to the net sales contribution of $329.2 million from the Merger. This increase was partially offset by an 11.6% decrease in the net sales of legacy xpedx operations which was primarily attributable to continued erosion in sales volume at several large customers with one existing customer driving 4.2% of the decrease in sales.

The Merger contributed $1.8 million to Adjusted EBITDA. The legacy xpedx Adjusted EBITDA increased by $7.3 million. The improvement was driven primarily by (i) a $4.9 million decline in personnel costs driven by a reduction in headcount, (ii) a $4.5 million increase from improved pricing and product mix, (iii) a $4.4 million decline in distribution expenses due to lower sales volume, (iv) a $0.6 million decline in bad debt expense and (v) a $2.6 million decrease in various other expenses. These improvements were partially offset by a $9.7 million reduction from the decline in sales volume.

Comparison of the Six Months Ended June 30, 2015 and June 30, 2014
The net sales increase is due primarily to the net sales contribution of $656.9 million from the Merger. This increase was partially offset by a 10.5% decrease in the net sales of legacy xpedx operations which was primarily attributable to continued declines in sales volume at existing customers.

The Merger contributed $2.5 million to Adjusted EBITDA. The legacy xpedx Adjusted EBITDA increased by $13.8 million. The improvement was driven primarily by (i) an $11.2 million decline in personnel costs driven by a reduction in headcount, (ii) a $9.4 million decline in distribution expenses due to lower sales volume, (iii) a $7.7 million increase from improved pricing and product mix and (iv) a $2.8 million decrease in various other expenses. These improvements were partially offset by a $17.3 million reduction from the decline in sales volume.

Publishing

The table below presents selected data with respect to the Publishing segment:

	Three Months Ended June 30,		2015 vs. 2014	Six Months Ended June 30,		2015 vs. 2014
(in millions)	2015	2014	Increase (Decrease) %	2015	2014	Increase (Decrease) %
Net sales	$294.4	$188.0	56.6%	$603.9	$377.1	60.1%
Adjusted EBITDA	$7.4	$3.7	100.0%	$13.8	$7.4	86.5%
Adjusted EBITDA as a % of net sales	2.5%	2.0%		2.3%	2.0%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease) %
	Three Months Ended June 30,	Six Months Ended June 30,
	2015 vs. 2014	2015 vs. 2014
Volume	(4.8)%	(2.2)%
Price/Mix	0.8%	0.6%
Merger	60.6%	61.7%
	56.6%	60.1%

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014

The net sales increase is due primarily to the net sales contribution of $114.0 million from the Merger. Legacy xpedx net sales decreased due to a 7.4% decline in revenue from one existing customer. The decline from this customer was partially offset by gains at other existing customers.

Adjusted EBITDA increased by $3.5 million as a result of the Merger. Legacy xpedx Adjusted EBITDA increased by $0.2 million. The improvement was driven primarily by a $0.9 million decline in commissions that was related to the decline in sales volume. This improvement was partially offset by (i) a $0.4 million reduction from the decline in sales volume and (ii) a $0.3 million increase in various other expenses.

Comparison of the Six Months Ended June 30, 2015 and June 30, 2014
The net sales increase is due primarily to the net sales contribution of $232.7 million from the Merger. Legacy xpedx net sales decreased due to a 5.5% decline in revenue from one existing customer. The decline from this customer was partially offset by gains at other existing customers.

Adjusted EBITDA increased by $6.4 million as a result of the Merger. Legacy xpedx Adjusted EBITDA was flat for the period. A $1.3 million decline in personnel costs driven by lower commissions was offset by (i) a $1.0 million reduction from sales margin compression and (ii) a $0.3 million reduction due to a decline in sales volume.

Packaging

The table below presents selected data with respect to the Packaging segment:

	Three Months Ended June 30,		2015 vs. 2014	Six Months Ended June 30,		2015 vs. 2014
(in millions)	2015	2014	Increase (Decrease) %	2015	2014	Increase (Decrease) %
Net sales	$699.6	$410.3	70.5%	$1,374.8	$804.5	70.9%
Adjusted EBITDA	$51.8	$25.7	101.6%	$97.5	$51.3	90.1%
Adjusted EBITDA as a % of net sales	7.4%	6.3%		7.1%	6.4%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease) %
	Three Months Ended June 30,	Six Months Ended June 30,
	2015 vs. 2014	2015 vs. 2014
Volume	(2.2)%	(0.1)%
Price/Mix	0.9%	0.1%
Merger	71.8%	70.9%
	70.5%	70.9%

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014

The net sales increase is due primarily to the net sales contribution of $294.8 million from the Merger. Legacy xpedx net sales decreased 1.3%. Excluding the impact of changes in foreign currency exchange rates of 0.9% and stretch film market prices of 0.3%, net sales would have remained relatively flat.

Adjusted EBITDA increased by $23.3 million as a result of the Merger. Legacy xpedx Adjusted EBITDA increased by $2.8 million due to a $7.5 million improvement in pricing and product mix that was partially driven by procurement synergies. The pricing and product mix improvement was partially offset by (i) a $2.7 million increase in selling and administrative personnel costs, (ii) a $1.9 million reduction from declines in sales volume and (iii) a $0.1 million increase in various other expenses.

Comparison of the Six Months Ended June 30, 2015 and June 30, 2014
The net sales increase is due primarily to the net sales contribution of $570.7 million from the Merger. Legacy xpedx net sales were flat for the period. Excluding the impact of changes in foreign currency exchange rates of 0.8% and stretch film market prices of 0.3%, net sales would have increased 1.1%.

Adjusted EBITDA increased by $43.1 million as a result of the Merger. Legacy xpedx Adjusted EBITDA increased by $3.1 million due to a $7.0 million improvement in pricing and product mix that was partially driven by procurement synergies. These improvements were partially offset by (i) a $3.8 million increase in selling and administrative personnel costs and (ii) a $0.1 million increase in various other expenses.

Facility Solutions

The table below presents selected data with respect to the Facility Solutions segment.

	Three Months Ended June 30,		2015 vs. 2014	Six Months Ended June 30,		2015 vs. 2014
(in millions)	2015	2014	Increase (Decrease) %	2015	2014	Increase (Decrease) %
Net sales	$324.5	$184.4	76.0%	$633.6	$363.6	74.3%
Adjusted EBITDA	$10.6	$2.8	278.6%	$17.5	$2.9	503.4%
Adjusted EBITDA as a % of net sales	3.3%	1.5%		2.8%	0.8%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease) %
	Three Months Ended June 30,	Six Months Ended June 30,
	2015 vs. 2014	2015 vs. 2014
Volume	(5.0)%	(5.3)%
Price/Mix	0.2%	0.4%
Merger	80.8%	79.2%
	76.0%	74.3%

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014

The net sales increase is due primarily to the net sales contribution of $149.0 million from the Merger. This increase was offset by a 4.8% decline in legacy xpedx net sales. The decline in legacy xpedx net sales was primarily driven by declines in volume at five customers, which accounted for 87% of the decline in net sales.

Adjusted EBITDA increased by $8.1 million as a result of the Merger. Legacy xpedx Adjusted EBITDA decreased by $0.3 million driven primarily by the reduction in net sales which reduced Adjusted EBITDA by $2.0 million. The negative impact of the lower sales volume was partially offset by (i) a $1.0 million decline in vehicle operations expense that was due to decreases in fuel and vehicle lease expenses, (ii) a $0.4 million decline in facilities expenses driven by a reduction in lease expenses and (iii) a $0.3 million decline in various other expenses.

Comparison of the Six Months Ended June 30, 2015 and June 30, 2014
The net sales increase is due primarily to the net sales contribution of $288.0 million from the Merger. This increase was offset by a 4.9% decline in legacy xpedx net sales. The decline in legacy xpedx net sales was primarily driven by declines in volume at five customers, which accounted for 80% of the decline in net sales.

Adjusted EBITDA increased by $12.3 million as a result of the Merger. Legacy xpedx Adjusted EBITDA increased by $2.3 million due to (i) a $3.0 million decline in vehicle operations expense driven by lower fuel and vehicle lease expenses, (ii) a $1.6 million improvement in pricing and product mix, (iii) a $0.6 million decrease in facility expenses driven by a reduction in lease expenses and (iv) a $1.2 million decrease in various other expenses. These improvements were partially offset by a $4.1 million decline resulting from the reduction in sales volume.

Corporate & Other

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014

Adjusted EBITDA decreased by $24.9 million as a result of the Merger. Legacy xpedx Adjusted EBITDA improved by $1.3 million, primarily driven by a $2.3 million reduction in allocated expenses from International Paper that was partially offset by a $1.0 million increase in various other expenses.

Comparison of the Six Months Ended June 30, 2015 and June 30, 2014
Adjusted EBITDA decreased by $49.8 million as a result of the Merger. The legacy xpedx Adjusted EBITDA improved by $5.2 million, primarily driven by (i) a $4.6 million reduction in allocated expenses from International Paper and (ii) a $0.6 million decrease in various other expenses.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. The following table sets forth a summary of cash flows:

	Six Months Ended June 30,
(in millions)	2015	2014
Net cash provided by (used for):
Operating activities	$124.4	$36.9
Investing activities	(22.4)	3.6
Financing activities	(80.8)	(42.9)
Operating Activities
Net cash provided by operating activities increased by $87.5 million compared to the prior year. The improvement resulted from a $23.2 million increase in net earnings after adjusting for non-cash items such as depreciation and amortization and a $63.2 million improvement in changes in operating assets and liabilities. The primary changes in operating assets and liabilities are due to the following: (i) the change in accounts receivable resulting primarily from a decline in sales volume from the immediately preceding period; (ii) the change in inventory primarily because of an inventory build-up to support the seasonality of the business segments; (iii) the change in accounts payable primarily due to a favorable increase in accounts payable days that more than offset any reductions from the decline in volume; and (iv) the change in accrued payroll and benefits and other primarily due to incentive compensation payments, customer rebate payments and reductions in integration-related accruals. The favorable increase in accounts payable days is primarily because amounts owed to International Paper are recorded in accounts payable in the 2015 period whereas during the 2014 period amounts owed to International Paper were effectively settled on the transaction date through parent company investment.

Investing Activities
During the six months ended June 30, 2015, the Company invested $22.6 million in capital expenditures compared to $1.3 million in the prior year. This increase is due primarily to investments in integration-related capital projects. Ordinary capital expenditures are expected to be approximately $20.0 million to $25.0 million in 2015, with another $30.0 million to $40.0 million of integration-related capital expenditures during 2015.

Financing Activities
Net cash used for financing activities increased $37.9 million compared to the prior year. The current year activity includes $53.5 million of net repayments of long-term debt while the prior year period included $37.9 million of net cash transfers to Parent. The net repayments of long-term debt were funded by cash flows from operations.

Funding and Liquidity Strategy

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of June 30, 2015, the available additional borrowing capacity under the ABL Facility was approximately $400.3 million.

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

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of June 30, 2015, other than operating lease obligations and the letters of credit under the ABL Facility. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

VERITIV CORPORATION
(Registrant)

Date:	August 13, 2015	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 13, 2015	By: /s/ W. Forrest Bell
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