Form 10-Q
period 2015-09-30
Veritiv Corp
filed 2015-11-12
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

OR

❑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission file number 001-36479

VERITIV CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	46-3234977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 Abernathy Road NE
Building 400, Suite 1700
Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip code)
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

The number of shares outstanding of the registrant's common stock as of November 9, 2015 was 16,000,100.

EXPLANATORY NOTE

On July 1, 2014, International Paper Company completed the spin-off of its xpedx distribution solutions business ("xpedx") to the International Paper Company shareholders. Immediately following the spin-off, UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. ("Unisource") was merged with and into xpedx to form a new publicly traded company known as Veritiv Corporation ("Veritiv").
Because the spin-off and merger transactions were consummated on July 1, 2014:

•
The Veritiv Condensed Consolidated and Combined Statement of Operations, Statement of Comprehensive Income (Loss), Statement of Cash Flows and Notes thereto presented in this report for the three and nine months ended September 30, 2014 include the legacy xpedx business for the full nine months presented and the legacy Unisource business from July 1, 2014.

•
The Veritiv Condensed Consolidated Statement of Operations, Statement of Comprehensive Income (Loss), Statement of Cash Flows and Notes thereto presented in this report for the three and nine months ended September 30, 2015 include the combined legacy xpedx and Unisource businesses.

Additionally, the financial information presented in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—of this report is consistent with the above Condensed Consolidated and Combined financial statement presentation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales (including sales to related parties of $8.0, $9.2, $25.0 and $33.5, respectively)	$2,219.8	$2,390.3	$6,517.0	$5,026.7
Cost of products sold (including purchases from related parties of $67.0, $62.7, $205.0 and $339.2, respectively) (exclusive of depreciation and amortization shown separately below)	1,825.8	1,987.1	5,356.0	4,192.2
Distribution expenses	129.8	138.2	390.0	289.5
Selling and administrative expenses	207.1	212.9	635.7	469.2
Depreciation and amortization	13.7	14.2	42.5	23.1
Merger and integration expenses	8.3	54.8	28.6	56.9
Restructuring charges (income)	3.0	0.1	8.6	(1.0)
Operating income (loss)	32.1	(17.0)	55.6	(3.2)
Interest expense, net	7.0	6.8	19.8	6.8
Other expense, net	1.7	0.6	3.7	0.1
Income (loss) from continuing operations before income taxes	23.4	(24.4)	32.1	(10.1)
Income tax expense (benefit)	8.9	(10.4)	15.5	(4.6)
Income (loss) from continuing operations	14.5	(14.0)	16.6	(5.5)
Loss from discontinued operations, net of income taxes	—	—	—	(0.1)
Net income (loss)	$14.5	$(14.0)	$16.6	$(5.6)

Earnings (loss) per share:
Basic and diluted
Continuing operations	$0.91	$(0.88)	$1.04	$(0.51)
Discontinued operations	—	—	—	(0.01)
Basic and diluted earnings (loss) per share	$0.91	$(0.88)	$1.04	$(0.52)

Weighted average shares outstanding:
Basic and diluted	16.00	16.00	16.00	10.77

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$14.5	$(14.0)	$16.6	$(5.6)
Other comprehensive loss:
Foreign currency translation adjustments	(3.7)	(4.5)	(10.2)	(3.9)
Change in fair value of cash flow hedge, net of tax	(0.4)	—	(0.4)	—
Other comprehensive loss	(4.1)	(4.5)	(10.6)	(3.9)
Total comprehensive income (loss)	$10.4	$(18.5)	$6.0	$(9.5)

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$53.5	$57.6
Accounts receivable, less allowances of $37.0 and $39.0, respectively	1,074.0	1,115.1
Related party receivable	4.0	3.9
Inventories	705.4	673.2
Other current assets	120.1	109.3
Total current assets	1,957.0	1,959.1
Property and equipment, net	368.5	377.4
Goodwill	52.1	52.4
Other intangibles, net	31.2	36.1
Deferred income tax assets	94.9	105.6
Other non-current assets	39.2	43.9
Total assets	$2,542.9	$2,574.5
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$645.3	$589.8
Related party payable	12.7	11.0
Accrued payroll and benefits	110.3	111.1
Deferred income tax liabilities	20.8	21.1
Other accrued liabilities	94.9	100.5
Current maturities of long-term debt	3.3	3.8
Financing obligations to related party, current portion	14.5	13.8
Total current liabilities	901.8	851.1
Long-term debt, net of current maturities	777.5	855.0
Financing obligations to related party, less current portion	201.5	212.4
Defined benefit pension obligations	30.2	36.3
Other non-current liabilities	110.4	107.2
Total liabilities	2,021.4	2,062.0
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized, 16.0 million shares issued and outstanding	0.2	0.2
Additional paid-in capital	565.4	562.4
Accumulated deficit	(11.4)	(28.0)
Accumulated other comprehensive loss	(32.7)	(22.1)
Total shareholders' equity	521.5	512.5
Total liabilities and shareholders' equity	$2,542.9	$2,574.5

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
Operating Activities	2015	2014
Net income (loss)	$16.6	$(5.6)
Loss from discontinued operations, net of income taxes	—	(0.1)
Income (loss) from continuing operations	16.6	(5.5)
Depreciation and amortization	42.5	23.1
Amortization of deferred financing fees	3.3	1.1
Net losses (gains) on sales of property and equipment	0.5	(1.8)
Long-lived asset impairment charges	2.6	—
Provision for allowance for doubtful accounts	6.8	6.2
Deferred income tax provision (benefit)	13.7	(9.3)
Stock-based compensation	3.0	4.3
Other non-cash items, net	—	1.0
Changes in operating assets and liabilities
Accounts receivable and related party receivable	20.0	(53.2)
Inventories	(43.6)	6.0
Accounts payable and related party payable	81.5	55.4
Accrued payroll and benefits	0.1	16.9
Other	(16.5)	(14.6)
Net cash provided by operating activities – continuing operations	130.5	29.6
Net cash used for operating activities – discontinued operations	—	(1.1)
Net cash provided by operating activities	130.5	28.5
Investing Activities
Net cash acquired in Merger	—	37.0
Property and equipment additions	(34.2)	(5.7)
Proceeds from asset sales	0.2	4.8
Other	—	0.3
Net cash (used for) provided by investing activities	(34.0)	36.4
Financing Activities
Net cash transfers to Parent	—	(61.5)
Change in book overdrafts	(15.1)	9.1
Transfer to Parent in connection with Spin-off	—	(404.2)
Borrowings of long-term debt	3,458.9	1,774.1
Repayments of long-term debt	(3,529.9)	(1,302.4)
Payments under equipment capital lease obligations	(2.8)	—
Payments under financing obligations to related party	(10.3)	(3.9)
Deferred financing fees	—	(22.5)
Other	—	(0.6)
Net cash used for financing activities – continuing operations	(99.2)	(11.9)
Net cash provided by financing activities – discontinued operations	—	1.1
Net cash used for financing activities	(99.2)	(10.8)
Effect of exchange rate changes on cash	(1.4)	1.2
Net change in cash	(4.1)	55.3
Cash at beginning of period	57.6	5.7
Cash at end of period	$53.5	$61.0
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$1.4	$1.4
Cash paid for interest	16.0	5.2
Non-Cash Investing and Financing Activities
Common stock issued in connection with Spin-off	$—	$302.3
Common stock issued in connection with Merger	—	284.7
Contingent liability associated with the Tax Receivable Agreement	—	60.9
Non-cash transfers to Parent	—	(21.1)
Non-cash additions to property and equipment	3.1	—

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

Prior to the Distribution Date, Veritiv’s financial position, results of operations and cash flows consisted of only the xpedx business of International Paper and were derived from International Paper’s historical accounting records. The financial results of xpedx have been presented on a carve-out basis through the Distribution Date, while the financial results for Veritiv, post Spin-off, are prepared on a stand-alone basis. As such, the Condensed Consolidated and Combined Financial Statements for the nine months ended September 30, 2014 consist of the consolidated results of Veritiv on a stand-alone basis for the three months ended September 30, 2014, and the combined results of operations of xpedx for the six months ended June 30, 2014 on a carve-out basis.

All significant intercompany transactions between Veritiv's businesses have been eliminated. All significant intercompany transactions between xpedx and International Paper have been included for the periods prior to the Spin-off and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Consolidated and Combined Statement of Cash Flows for the nine months ended September 30, 2014 as a financing activity. For periods prior to the Spin-off, the combined financial statements include expense allocations for certain functions previously provided by International Paper, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. See Note 7, Related Party Transactions, for further information.

Following the Spin-off, certain corporate and other related functions described above continue to be provided by International Paper under a transition services agreement. During the three months ended September 30, 2014, the Company recognized $8.0 million in selling and administrative expenses related to this agreement. During the three and nine months ended September 30, 2015, the Company recognized $0.8 million and $9.6 million, respectively, in selling and administrative expenses related to this agreement. As of September 30, 2015, a majority of the functions originally provided by International Paper under this agreement have been fully transitioned to the Company.

For the nine months ended September 30, 2014, certain amounts in the operating activities section of the Condensed Consolidated and Combined Statement of Cash Flows have been reclassified for comparative purposes to conform to the current year presentation. This reclassification did not have any impact on net cash flows from operations or the Condensed Consolidated and Combined Statement of Operations for the three and nine months ended September 30, 2014.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which stated that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in these updates. These ASUs are effective for annual reporting periods beginning after December 15, 2015, and are to be applied retrospectively, with early adoption permitted. The Company adopted ASU 2015-03 during the second quarter of 2015 and ASU 2015-15 in the third quarter of 2015; neither had any impact to the Consolidated Financial Statements and related disclosures. Deferred financing fees related to the Company's asset-based lending facility (the "ABL Facility") remain classified within other non-current assets.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires companies to measure inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This ASU will not apply to inventories that are measured by using either the last-in, first-out method or retail inventory method. This ASU is effective for annual reporting periods beginning after December 15, 2016, and is to be applied prospectively, with early adoption permitted. The Company is currently evaluating the impact the ASU will have on its first-in, first-out based inventory, which is approximately 12% of the Company's inventory balance as of September 30, 2015.

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

The following table summarizes the components of the purchase price for Unisource. The fair value of Veritiv shares issued represents the aggregate value of 7.84 million shares issued at the closing "when-issued" market price of the Company’s stock on June 30, 2014, the day prior to the Merger, less a discount for lack of marketability. See Note 9, Fair Value Measurements, regarding the valuation of the contingent liability.

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

3. MERGER, INTEGRATION AND RESTRUCTURING CHARGES

Merger and Integration Charges

During the three and nine months ended September 30, 2014, Veritiv incurred merger and integration expenses related primarily to third-party fees and costs associated with change-in-control agreements. During the three and nine months ended September 30, 2015, Veritiv incurred costs to integrate the combined businesses of xpedx and Unisource. Integration expenses include professional services and project management fees, retention compensation, information technology conversion costs, rebranding costs and other costs to integrate the combined businesses of xpedx and Unisource. The following table summarizes the components of merger and integration expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Legal, consulting and other professional fees	$1.4	$24.1	$6.8	$26.2
Retention compensation	2.3	27.9	8.9	27.9
Information technology conversion costs	2.1	1.0	6.4	1.0
Rebranding	1.7	0.1	4.2	0.1
Other	0.8	1.7	2.3	1.7
Total merger and integration expenses	$8.3	$54.8	$28.6	$56.9

Veritiv Restructuring Plan
As part of the Spin-off and Merger, the Company is executing on a multi-year restructuring program of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. The restructuring plan includes initiatives to: (i) consolidate warehouse facilities in overlapping markets, (ii) improve the efficiency of the delivery network, (iii) consolidate customer service centers, (iv) reorganize the field sales and operations functions and (v) restructure the corporate general and administrative functions. During the fourth quarter of 2014, the Company initiated the process of consolidating warehouse and customer service locations of the legacy organizations as well as realigning its field and sales management function. As part of its restructuring efforts, the Company is also evaluating its operations outside of North America to identify additional cost saving opportunities. The Company may elect to restructure its operations in specific countries, which may include staff reductions, lease terminations, and facility closures, or a complete exit of a market.

The Company recorded restructuring charges of $3.0 million and $8.6 million during the three and nine months ended September 30, 2015, respectively, related to these company-wide initiatives. For the three months ended September 30, 2014, no major initiatives had commenced as part of this effort. See Note 14, Segment Information, for the impact these charges had on the Company's reportable segments. Other direct costs reported in the table below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives. The following is a summary of the Company's restructuring activity for the periods presented:

(in millions)	Severance and Related Costs	Other Direct Costs	Asset Impairment	Total
Balance at December 31, 2014	$3.7	$0.2	$—	$3.9
Costs incurred	1.9	1.5	—	3.4
Payments	(2.7)	(0.4)	—	(3.1)
Balance at March 31, 2015	2.9	1.3	—	4.2
Costs incurred	1.0	1.2	—	2.2
Payments	(1.1)	(0.7)	—	(1.8)
Balance at June 30, 2015	2.8	1.8	—	4.6
Costs incurred	0.8	0.2	2.0	3.0
Payments	(1.3)	(1.1)	—	(2.4)
Non-cash charges	—	—	(2.0)	(2.0)
Balance at September 30, 2015	$2.3	$0.9	$—	$3.2

4. DEBT

The Company's long-term debt obligations were as follows:

(in millions)	September 30, 2015	December 31, 2014
ABL Facility	$772.6	$847.8
Equipment capital lease obligations	8.2	11.0
Total debt	780.8	858.8
Less: current portion of long-term debt	(3.3)	(3.8)
Long-term debt, net of current maturities	$777.5	$855.0

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

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At September 30, 2015, the above test was not applicable.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2015, the available additional borrowing capacity under the ABL Facility was approximately $448.3 million.

5. DERIVATIVE INSTRUMENT, HEDGING ACTIVITIES AND RISK MANAGEMENT

Financial Risk Management Policy

The Company’s indebtedness under its financing arrangement creates interest rate risk. The Company’s objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in the interest rate. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

This interest rate exposure is actively monitored by management and in July 2015 the Company entered into an interest rate cap agreement. The interest rate cap effectively limits the floating LIBOR-based portion of the interest rate. The effective date of the interest rate cap agreement was July 31, 2015 with an expiration date of July 1, 2019. The initial notional amount of this agreement covered $392.9 million of the Company’s floating-rate debt at 3.0% plus the applicable credit spread. The Company paid $2.0 million for the interest rate cap agreement. Approximately $0.6 million of the amount paid was expensed immediately to earnings. As of September 30, 2015, the interest rate cap agreement had a fair value of $0.8 million, classified within other non-current assets on the Condensed Consolidated Balance Sheet. The fair value is estimated using observable market-based inputs including interest rate curves and implied volatilities (Level 2).

The Company designated the interest rate cap as a cash flow hedge of exposure to changes in cash flows due to changes in the LIBOR-based portion of the interest rate above 3.0% on an equivalent amount of debt. The notional amount of the cap is reduced throughout the term of the agreement to align with the expected repayment of the Company’s outstanding floating-rate debt.

The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in the interest rate. The Company attempts to manage exposure to counterparty credit risk primarily by selecting counterparties only if they meet certain credit and other financial standards. The Company believes there has been no material change in the creditworthiness of its counterparty and believes the risk of nonperformance by such party is minimal.

Accounting for Derivative Instruments

The interest rate cap agreement is subject to Accounting Standards Codification 815, Accounting for Derivative and Hedging Transactions. For those instruments that are designated and qualify as hedging instruments, a company must designate the instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation.

A cash flow hedge refers to hedging the exposure to variability in expected future cash flows attributable to a particular risk. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income until reclassified into earnings in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion, if any, is immediately recognized in earnings. The ineffective portion was not significant for the three months ended September 30, 2015.

For the three months ended September 30, 2015, the Company recognized a pre-tax loss of $0.6 million in other comprehensive income associated with the interest rate cap. There were no reclassifications from accumulated other comprehensive loss ("AOCL") into earnings for the three months ended September 30, 2015. The amount the Company expects to reclassify from AOCL into earnings within the following twelve months is not significant.

6. INCOME TAXES

The Company’s provision for income taxes for the three and nine months ended September 30, 2015 and 2014 is based on the estimated annual effective tax rate, plus any discrete items.

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Income (loss) from continuing operations before income taxes	$23.4	$(24.4)	$32.1	$(10.1)
Income tax expense (benefit)	8.9	(10.4)	15.5	(4.6)
Effective tax rate	38.0%	42.6%	48.3%	45.5%

The difference between the Company’s effective tax rate for the three and nine months ended September 30, 2015 and 2014 and the U.S. statutory tax rate of 35.0% primarily relates to the non-recognition of tax benefits on certain losses, non-deductible expenses, state income taxes (net of federal income tax benefit), and adjustments to uncertain tax positions. Additionally, the effective tax rate for the three and nine months ended September 30, 2015 includes the recognition of U.S. tax benefit with respect to foreign exchange loss on the capitalization of an intercompany loan with the Company's Canadian subsidiary. The effective tax rate may vary significantly due to potential changes in the amount and mix of pre-tax book income and changes in amounts of non-deductible expenses and other items.

As of September 30, 2015, the gross amount of uncertain tax positions was $0.5 million. All of the gross uncertain tax positions, if recognized, would impact Veritiv’s effective tax rate in the period of recognition. The Company accrues interest on unrecognized tax benefits as a component of interest expense, net. Penalties, if incurred, are recognized as a component of income tax expense. The corresponding liabilities are reflected in other non-current liabilities within the Condensed Consolidated Balance Sheets. As a result of the expiration of statutes of limitation, the Company currently estimates that the amount of unrecognized tax benefits could be reduced by up to $0.1 million during the next twelve months.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon.

7. RELATED PARTY TRANSACTIONS

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and private placement, Georgia-Pacific, as joint owner of the sole stockholder of UWWH, is a related party. The following tables summarize the financial impact of those related party transactions with Georgia-Pacific:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Sales to Georgia-Pacific, reflected in net sales	$8.0	$9.2	$25.0	$9.2
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	67.0	62.7	205.0	62.7

(in millions)	September 30, 2015	December 31, 2014
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$24.3	$26.6
Related party payable to Georgia-Pacific	12.7	11.0
Related party receivable from Georgia-Pacific	4.0	3.9

Relationship between Veritiv and International Paper

Transactions with International Paper

Prior to the Spin-off, xpedx purchased certain inventory items from, and sold certain inventory items to, International Paper in the normal course of business. For the nine months ended September 30, 2014, the Company sold products to International Paper in the amount of $24.3 million, reflected in net sales. For the nine months ended September 30, 2014, the Company purchased, and recognized in cost of products sold, inventory from International Paper of $276.5 million. After the Spin-off and the Merger, Veritiv continues to purchase from and sell certain inventory items to International Paper that are considered transactions in the normal course of the Company’s operations. Although the Company and International Paper have entered into a transition services agreement, International Paper is not considered a related party subsequent to the Spin-off.

Parent Company Investment

The components of net transfers to Parent for the three and nine months ended September 30, 2014 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2014	2014
Intercompany sales and purchases, net	$—	$255.4
Cash pooling and general financing activities	—	(322.5)
Corporate allocations including income taxes	—	34.7
Net adjustments in conjunction with the Spin-off	(50.2)	(50.2)
Total net transfers to International Paper	$(50.2)	$(82.6)

In conjunction with the Spin-off, certain xpedx assets and liabilities were retained by International Paper. Additionally, all intercompany balances outstanding between International Paper and xpedx as of the Distribution Date were settled within 30 days of the Distribution Date. The net effect of assets and liabilities retained and adjustments to intercompany balances as of the Distribution Date are reflected in the table above in the net adjustments in conjunction with the Spin-off. These primarily include $24.3 million of net assets transferred to International Paper and settlement of intercompany balances of $24.6 million as of the Distribution Date.

Allocation of General Corporate Expenses

Prior to the Spin-off, the xpedx financial statements included expense allocations for certain functions previously provided by International Paper, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses were allocated on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount, sales or other measures. In 2014, prior to the Spin-off, $25.5 million of expenses were allocated to xpedx and were included within selling and administrative expenses.

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

8. DEFINED BENEFIT PLANS

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit pension plans and Supplemental Executive Retirement Plans in the U.S. and Canada. Net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015		Three Months Ended September 30, 2014
(in millions)	U.S.	Canada	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.4	$0.1	$1.3	$0.2	$0.3	$0.1
Interest cost	0.8	0.7	2.5	2.4	0.9	0.9
Expected return on plan assets	(1.4)	(0.8)	(4.1)	(2.6)	(1.6)	(0.9)
Net periodic benefit cost (credit)	$(0.2)	$0.0	$(0.3)	$0.0	$(0.4)	$0.1

Certain of xpedx’s employees participated in defined benefit pension and other post-retirement benefit plans sponsored and accounted for by International Paper. In conjunction with the Spin-off, these plans were frozen for the xpedx employees, and International Paper retained the associated liabilities. Certain xpedx union employees were added as participants to the Unisource defined benefit pension plan. The amount of net pension and other post-employment benefit expense attributable to xpedx related to the International Paper sponsored plans was $8.0 million for the nine months ended September 30, 2014.

9. FAIR VALUE MEASUREMENTS

At September 30, 2015 and December 31, 2014, the carrying amounts of cash, receivables, payables and other components of other current assets and other current liabilities approximate their fair value due to the short maturity of these items. Borrowings under the ABL Facility are at variable market interest rates, and accordingly, the carrying amount approximates fair value. See Note 5, Derivative Instrument, Hedging Activities and Risk Management, for fair value information on the interest rate cap agreement.

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the Tax Receivable Agreement at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. Key assumptions utilized in the discounted cash flow model included a discount rate of 4.8%, projected revenues and projected taxable income. The Company’s discounted cash flow model used significant unobservable (Level 3) inputs that were tied to the utilization of Unisource’s net operating losses, attributable to taxable periods prior to the Merger, by the Company. The contingent liability is remeasured at fair value at each reporting period with the change in fair value recognized in other expense (income), net in the Company’s Condensed Consolidated and Combined Statements of Operations. At September 30, 2015, the Company remeasured the contingent liability using a discount rate of 5.4%.

The following table provides a reconciliation of the beginning and ending balance of the contingent liability for the nine months ended September 30, 2015:

(in millions)	Contingent Liability
Balance at December 31, 2014	$60.5
Purchase accounting adjustment	0.6
Change in fair value adjustment recorded in other expense (income), net	1.3
Balance at March 31, 2015	62.4
Change in fair value adjustment recorded in other expense (income), net	(1.7)
Balance at June 30, 2015	60.7
Change in fair value adjustment recorded in other expense (income), net	0.3
Balance at September 30, 2015	$61.0

There have been no transfers between the fair value measurement levels for the three and nine months ended September 30, 2015 and 2014. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

10. EARNINGS PER SHARE

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

On the Distribution Date, Veritiv had 16.0 million shares of common stock issued and outstanding, including 7.84 million shares issued in a private placement to the sole stockholder of UWWH in connection with the Merger. The calculation of both basic and diluted EPS for the three months ended September 30, 2014 utilized 16.0 million shares as the private placement of 7.84 million shares to UWW Holdings, LLC, the sole stockholder of UWWH, occurred on the Distribution Date. The calculation of both basic and diluted EPS for the nine months ended September 30, 2014 utilized 10.77 million shares based on the weighted average shares outstanding during this period, reflecting the impact of the private placement of shares to the sole stockholder of UWWH on the Distribution Date. The calculation of both basic and diluted EPS for the three and nine months ended September 30, 2015 utilized 16.0 million shares issued and outstanding based on the weighted average shares outstanding during this period. During 2015, the Company granted equity-based awards to certain of its employees. See Note 12, Equity-Based Incentive Plans, for additional information. These awards were excluded from the computation of diluted EPS because their inclusion would have been antidilutive, or they were subject to performance conditions that had not been met.

A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Numerator:
Income (loss) from continuing operations	$14.5	$(14.0)	$16.6	$(5.5)
Loss from discontinued operations, net of income taxes	—	—	—	(0.1)
Net income (loss)	$14.5	$(14.0)	$16.6	$(5.6)

Denominator:
Weighted average number of shares outstanding – basic and diluted	16.00	16.00	16.00	10.77

Antidilutive stock-based awards excluded from computation of diluted EPS	0.06	—	0.06	—
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.24	—	0.24	—

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides the components of accumulated other comprehensive loss:

(in millions)	September 30, 2015	December 31, 2014
Foreign currency translation adjustments	$(24.9)	$(14.7)
Change in fair value of cash flow hedge, net of tax	(0.4)	—
Adjustments to pension and other benefit liabilities, net of tax	(7.4)	(7.4)
Total accumulated other comprehensive loss	$(32.7)	$(22.1)

For the three and nine months ended September 30, 2015 and 2014, there were no reclassifications from accumulated other comprehensive loss into earnings.

12. EQUITY-BASED INCENTIVE PLANS

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

On June 30, 2015, the Company granted 27,424 deferred share units ("DSUs") to its non-employee directors. Each DSU is the economical equivalent of one share of Veritiv's common stock. The DSUs are fully vested and non-forfeitable as of the grant date and are payable in cash following the individual's termination of service as a Veritiv director. At June 30, 2015, the Company recognized $1.0 million in expense related to these units based on a grant date fair value of $36.46, the closing market price of the Company's common stock on June 30, 2015. The DSUs were classified as a non-current liability and will be remeasured at each reporting date, with a corresponding adjustment to compensation expense. The adjustment for the three months ended September 30, 2015 was not significant.

During 2015, the Company granted approximately 64,000 restricted stock units ("RSUs"), 161,000 performance condition stock units (“PCSUs”), and 97,000 market condition performance stock units (“MCPSUs”) to certain of its employees. These units will cliff vest at the end of three years and be settled in shares of common stock, subject to continued service and, in the case of the PCSUs and MCPSUs, the attainment of performance conditions. Dividends are not paid or accrued on unvested stock units. The grant date fair values are not reduced for dividends as none are expected to be paid during the vesting period.

The weighted average grant date fair value of the RSUs granted in 2015 is $51.64 and is based on either the closing price of Veritiv common stock on the trading day immediately prior to the date of grant or the closing price on the date of grant. The RSUs are only subject to a service requirement, thus compensation expense for the RSUs is recognized ratably from the grant date to the vesting date.

The PCSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of PCSUs. The PCSUs are divided into three tranches, and each tranche is earned based on the achievement of an annual Adjusted EBITDA target which is set at the beginning of each of the three years in the vesting period. The Company defines Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring charges (income), non-restructuring stock-based compensation expense, LIFO expense (income), non-restructuring severance charges, merger and integration expenses, loss from discontinued operations, net of income taxes, fair value adjustments on the contingent liability associated with the Tax Receivable Agreement ("TRA") and certain other adjustments. The PCSUs that can be earned in 2015 had a weighted average grant date fair value of $51.64 with compensation expense recognized ratably over the three year vesting period. The fair value of the 2016 and 2017 tranches will be based on the market value of Veritiv common stock on the date the Adjusted EBITDA targets are set for each year. Compensation expense for each tranche is recognized ratably from the date the fair value is determined to the vesting date for the number of awards expected to vest.

The MCPSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of MCPSUs. The MCPSUs are divided into three tranches and each tranche is earned based on the achievement of an annual total shareholder return target relative to the total shareholder return of an applicable peer group over the one-, two- and three-year cumulative periods in the vesting period. The weighted average grant date fair value of the MCPSUs is $63.03, determined using a Monte Carlo simulation model. Assumptions used in the model included a 25.0% expected volatility rate and a 1.1% risk-free interest rate. The expected volatility rate is based on the historical volatility of a group of peer companies over the most recent period equal to the vesting period, as Veritiv has limited trading history to use the volatility of its own common stock. The risk-free interest rate is based on the yield on U.S. Treasury securities matching the vesting period. Compensation expense is recognized ratably from the grant date to the vesting date.

During the three and nine months ended September 30, 2015, the Company recognized $1.0 million and $3.0 million respectively, in expense related to these awards. As of September 30, 2015, total unrecognized stock-based compensation expense was $12.6 million and is expected to be recognized over a weighted average period of 2.5 years. Unrecognized compensation expense for the 2016 and 2017 tranches of the PCSU awards is estimated based on the Company's closing stock price at September 30, 2015.

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

Nine Months Ended September 30,
(in millions)	2014
Total stock-based compensation expense	$4.3
Income tax benefit related to stock-based compensation	$1.3

13. COMMITMENTS AND CONTINGENCIES

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

14. SEGMENT INFORMATION

The following tables present net sales, Adjusted EBITDA (as defined in Note 12, Equity-Based Incentive Plans) and certain other measures for each of the reportable segments and total continuing operations for the periods presented:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Three Months Ended September 30, 2015
Net sales	$832.4	$303.0	$722.3	$331.4	$30.7	$2,219.8
Adjusted EBITDA	23.2	9.3	59.0	12.7	(43.6)	60.6
Depreciation and amortization	3.4	0.8	3.3	1.6	4.6	13.7
Restructuring charges	0.3	—	2.6	0.1	—	3.0
Three Months Ended September 30, 2014
Net sales	947.2	338.2	725.0	357.0	22.9	2,390.3
Adjusted EBITDA	20.5	9.2	53.0	15.5	(46.7)	51.5
Depreciation and amortization	3.7	0.5	4.2	1.8	4.0	14.2
Restructuring charges	—	—	—	—	0.1	0.1
Nine Months Ended September 30, 2015
Net sales	2,465.6	906.9	2,097.1	965.0	82.4	6,517.0
Adjusted EBITDA	57.1	23.1	156.5	30.2	(137.2)	129.7
Depreciation and amortization	10.2	2.3	11.1	5.5	13.4	42.5
Restructuring charges	1.9	—	4.0	1.4	1.3	8.6
Nine Months Ended September 30, 2014
Net sales	2,038.3	715.4	1,529.5	720.6	22.9	5,026.7
Adjusted EBITDA	38.1	16.6	104.4	18.4	(95.7)	81.8
Depreciation and amortization	6.1	0.6	5.9	2.6	7.9	23.1
Restructuring charges (income)	(0.4)	—	(0.2)	(0.5)	0.1	(1.0)

The table below presents a reconciliation of income (loss) from continuing operations before income taxes reflected in the Condensed Consolidated and Combined Statements of Operations to Total Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Income (loss) from continuing operations before income taxes	$23.4	$(24.4)	$32.1	$(10.1)
Interest expense, net	7.0	6.8	19.8	6.8
Depreciation and amortization	13.7	14.2	42.5	23.1
Restructuring charges (income)	3.0	0.1	8.6	(1.0)
Non-restructuring stock-based compensation	1.0	—	3.0	4.0
LIFO expense (income)	2.2	(0.5)	(7.8)	(0.8)
Non-restructuring severance charges	0.5	—	1.9	2.4
Merger and integration expenses	8.3	54.8	28.6	56.9
Fair value adjustments on TRA contingent liability	0.3	—	(0.1)	—
Other	1.2	0.5	1.1	0.5
Total Adjusted EBITDA	$60.6	$51.5	$129.7	$81.8

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

The following discussion of the Company’s results of operations for the three and nine months ended September 30, 2015 should be read in conjunction with the Condensed Consolidated and Combined Financial Statements and Notes thereto, included elsewhere in this report.

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

The Spin-off and Merger

On July 1, 2014 (the "Distribution Date"), International Paper completed the previously announced spin-off of xpedx to the International Paper shareholders (the "Spin-off"), forming a new public company called Veritiv. Immediately following the Spin-off, UWWH merged with and into Veritiv (the "Merger"). Prior to the Distribution Date, Veritiv’s financial position, results of operations and cash flows consisted of only the xpedx business of International Paper and were derived from International Paper’s historical accounting records. The financial results of xpedx have been presented on a carve-out basis through the Distribution Date, while the financial results for Veritiv, post Spin-off, are prepared on a stand-alone basis. As such, the Condensed Consolidated and Combined Financial Statements for the nine months ended September 30, 2014 consist of the consolidated results of Veritiv on a stand-alone basis for the three months ended September 30, 2014, and the combined results of operations of xpedx for the six months ended June 30, 2014 on a carve-out basis.

For periods prior to the Spin-off, the condensed and combined financial statements include expense allocations for certain functions previously provided by International Paper. See Note 1, Business and Summary of Significant Accounting Policies, to the Condensed Consolidated and Combined Financial Statements for further information.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated and combined operating results of Veritiv for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2015	2014	$	%	2015	2014	$	%
Net sales	$2,219.8	$2,390.3	$(170.5)	(7)%	$6,517.0	$5,026.7	$1,490.3	30%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,825.8	1,987.1	(161.3)	(8)%	5,356.0	4,192.2	1,163.8	28%
Distribution expenses	129.8	138.2	(8.4)	(6)%	390.0	289.5	100.5	35%
Selling and administrative expenses	207.1	212.9	(5.8)	(3)%	635.7	469.2	166.5	35%
Depreciation and amortization	13.7	14.2	(0.5)	(4)%	42.5	23.1	19.4	84%
Merger and integration expenses	8.3	54.8	(46.5)	(85)%	28.6	56.9	(28.3)	(50)%
Restructuring charges (income)	3.0	0.1	2.9	*	8.6	(1.0)	9.6	*
Operating income (loss)	32.1	(17.0)	49.1	*	55.6	(3.2)	58.8	*
Interest expense, net	7.0	6.8	0.2	3%	19.8	6.8	13.0	191%
Other expense, net	1.7	0.6	1.1	183%	3.7	0.1	3.6	*
Income (loss) from continuing operations before income taxes	23.4	(24.4)	47.8	*	32.1	(10.1)	42.2	*
Income tax expense (benefit)	8.9	(10.4)	19.3	*	15.5	(4.6)	20.1	*
Income (loss) from continuing operations	14.5	(14.0)	28.5	*	16.6	(5.5)	22.1	*
Loss from discontinued operations, net of income taxes	—	—	—	—	—	(0.1)	0.1	*
Net income (loss)	$14.5	$(14.0)	$28.5	*	$16.6	$(5.6)	$22.2	*
* - not meaningful

Net Sales

•
For the three months ended September 30, 2015, net sales declined by $170.5 million, or 7.1%, due primarily to declines in each of our reportable segments, with the largest decline in the Print segment. See the “Segment Results” section for additional discussion.

•
For the nine months ended September 30, 2015, net sales increased due primarily to the net sales contribution of $1,798.8 million, or 35.8%, from the Merger. Excluding the impact of the Merger, net sales declined by $308.5 million, or 6.1%, due primarily to declines in each of our reportable segments, with the largest decline in the Print segment. See the “Segment Results” section for additional discussion.

Cost of Products Sold

•
For the three months ended September 30, 2015, cost of products sold decreased by $161.3 million, or 8.1%. The decrease in cost of products sold was primarily driven by a decline in sales as previously discussed.

•
For the nine months ended September 30, 2015, cost of products sold increased due primarily to incremental costs of $1,456.3 million, or 34.7%, attributable to the Merger. This increase was partially offset by a $292.5 million, or 7.0%, decrease in cost of products sold primarily driven by a decline in sales as previously discussed.

Distribution Expenses

•
For the three months ended September 30, 2015, distribution expenses decreased by $8.4 million, or 6.1%. The decline was driven by (i) a $6.1 million decrease in vehicle operation expenses due to reductions in fuel and third-party freight expenses, (ii) a $1.2 million decrease in wages and benefits, (iii) a $0.8 million decrease in facilities expenses primarily driven by lower lease expenses and (iv) a $0.3 million decrease in various other expenses.

•
For the nine months ended September 30, 2015, distribution expenses increased due primarily to incremental expenses of $121.8 million, or 42.1%, attributable to the Merger. Excluding the impact of the Merger, distribution expenses decreased by $21.3 million, or 7.4%. The decline was driven by (i) a $13.0 million decrease in vehicle operation expenses due primarily to reductions in fuel and third-party freight expenses, (ii) a $3.7 million decrease in wages and benefits, (iii) a $3.1 million decrease in facilities expenses primarily driven by a reduction in lease and utility expenses and (iv) a $1.5 million decrease in various other expenses.

Selling and Administrative Expenses

•
For the three months ended September 30, 2015, selling and administrative expenses decreased by $5.8 million, or 2.7%. The decrease was primarily attributed to (i) a $6.5 million decrease in personnel costs due to a restructuring of the corporate general and administrative functions, (ii) a $1.4 million decline in bad debt expense, (iii) a $0.9 million decline in facilities expenses, (iv) a $0.7 million decline in travel and entertainment expenses and (v) a $0.5 million decline in various other expenses. These decreases were partially offset by a $4.2 million increase in professional services expense driven by an increase in IT, internal audit, and tax consulting fees.

•
For the nine months ended September 30, 2015, selling and administrative expenses increased due primarily to incremental expenses of $194.7 million, or 41.5%, from the Merger. Excluding the impact of the Merger, selling and administrative expenses decreased by $28.2 million, or 6.0%. The decrease was primarily attributed to (i) a $20.2 million decrease in personnel costs driven primarily by a restructuring of the corporate general and administrative functions, (ii) a $4.6 million benefit related to the removal of International Paper overhead allocations, (iii) a $2.0 million decline in bad debt expense and (iv) a $1.4 million decrease in various other expenses.

Depreciation and Amortization Expenses

•	For the three months ended September 30, 2015, depreciation and amortization expenses declined $0.5 million, or 3.5%.

•	For the nine months ended September 30, 2015, depreciation and amortization expenses increased primarily due to the Merger.

Merger and Integration Expenses

•
For the three and nine months ended September 30, 2015, integration expenses included integration-related professional services and project management costs, retention compensation, information technology conversion costs, rebranding costs and other costs to integrate the combined businesses of xpedx and Unisource. See Note 3, Merger, Integration and Restructuring Charges, to the Condensed Consolidated and Combined Financial Statements for a breakdown of the major components of these costs.

•
For the three and nine months ended September 30, 2014, merger and integration expenses related primarily to third-party fees and costs associated with change-in-control agreements to complete the Merger.

Restructuring Charges

•
For the three and nine months ended September 30, 2015, Veritiv incurred charges related to its North American restructuring program intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. During the fourth quarter of 2014, the Company initiated the process of consolidating warehouse and customer service locations of the legacy organizations as well as realigning its field and sales management function. Additionally, Veritiv is evaluating its operations outside of North America for cost saving opportunities through restructuring initiatives, which may include the complete exit of a market. As a result, the Company incurred restructuring charges for employee termination benefits, asset impairments and other direct costs. See Note 3, Merger, Integration and Restructuring Charges, to the Condensed Consolidated and Combined Financial Statements for additional details. The Company may continue to record restructuring charges in the future as restructuring activities progress.

•	For the three and nine months ended September 30, 2014, restructuring charges related to xpedx's multi-year restructuring plan.

Interest Expense, Net

•
For the three months ended September 30, 2015, interest expense, net consisted of (i) $4.8 million of interest expense on the ABL Facility, (ii) $1.1 million for amortization of deferred financing costs related to the ABL Facility and (iii) $1.1 million in miscellaneous interest expense. For the three months ended September 30, 2014, interest expense, net consisted of (i) $4.9 million of interest expense on the ABL Facility, (ii) $1.1 million for amortization of deferred financing costs related to the ABL Facility and (iii) $0.8 million in miscellaneous interest expense.

•
For the nine months ended September 30, 2015, interest expense, net consisted of (i) $13.7 million of interest expense on the ABL Facility, (ii) $3.3 million for amortization of deferred financing costs related to the ABL Facility and (iii) $2.8 million in miscellaneous interest expense. Prior to the Merger, xpedx did not incur any interest expense. The interest expense incurred during the nine months ended September 30, 2014 was incurred after the Distribution Date.

Effective Tax Rate

•
Veritiv's effective tax rate was 38.0% and 42.6% for the three months ended September 30, 2015 and 2014, respectively, and 48.3% and 45.5% for the nine months ended September 30, 2015 and 2014, respectively. The difference between the Company’s effective tax rate for the three and nine months ended September 30, 2015 and 2014 and the U.S. statutory tax rate of 35.0% primarily relates to the non-recognition of tax benefits on certain losses, non-deductible expenses, state income taxes (net of federal income tax benefit), and adjustments to uncertain tax positions. Additionally, the effective tax rate for the three and nine months ended September 30, 2015 includes the recognition of U.S. tax benefit with respect to foreign exchange loss on the capitalization of an intercompany loan with the Company's Canadian subsidiary. Over time, the Company estimates its effective tax rate will be approximately 38-40%. However, it may vary significantly due to potential changes in the amount and mix of pre-tax book income and changes in amounts of non-deductible expenses and other items impacting the effective tax rate.

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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments reconciled to the combined totals:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Three Months Ended September 30, 2015
Net sales	$832.4	$303.0	$722.3	$331.4	$30.7	$2,219.8
Adjusted EBITDA	$23.2	$9.3	$59.0	$12.7	$(43.6)	$60.6
Adjusted EBITDA as a % of net sales	2.8%	3.1%	8.2%	3.8%	*	2.7%
Three Months Ended September 30, 2014
Net sales	$947.2	$338.2	$725.0	$357.0	$22.9	$2,390.3
Adjusted EBITDA	$20.5	$9.2	$53.0	$15.5	$(46.7)	$51.5
Adjusted EBITDA as a % of net sales	2.2%	2.7%	7.3%	4.3%	*	2.2%
Nine Months Ended September 30, 2015
Net sales	$2,465.6	$906.9	$2,097.1	$965.0	$82.4	$6,517.0
Adjusted EBITDA	$57.1	$23.1	$156.5	$30.2	$(137.2)	$129.7
Adjusted EBITDA as a % of net sales	2.3%	2.5%	7.5%	3.1%	*	2.0%
Nine Months Ended September 30, 2014
Net sales	$2,038.3	$715.4	$1,529.5	$720.6	$22.9	$5,026.7
Adjusted EBITDA	$38.1	$16.6	$104.4	$18.4	$(95.7)	$81.8
Adjusted EBITDA as a % of net sales	1.9%	2.3%	6.8%	2.6%	*	1.6%
* - not meaningful

The table below provides a reconciliation of Veritiv’s net income determined in accordance with GAAP to Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net income (loss)	$14.5	$(14.0)	$16.6	$(5.6)
Interest expense, net	7.0	6.8	19.8	6.8
Income tax expense (benefit)	8.9	(10.4)	15.5	(4.6)
Depreciation and amortization	13.7	14.2	42.5	23.1
EBITDA	44.1	(3.4)	94.4	19.7
Restructuring charges (income)	3.0	0.1	8.6	(1.0)
Non-restructuring stock-based compensation	1.0	—	3.0	4.0
LIFO expense (income)	2.2	(0.5)	(7.8)	(0.8)
Non-restructuring severance charges	0.5	—	1.9	2.4
Merger and integration expenses	8.3	54.8	28.6	56.9
Fair value adjustments on TRA contingent liability	0.3	—	(0.1)	—
Other	1.2	0.5	1.1	0.5
Loss from discontinued operations, net of income taxes	—	—	—	0.1
Adjusted EBITDA	$60.6	$51.5	$129.7	$81.8

Net sales	$2,219.8	$2,390.3	$6,517.0	$5,026.7
Adjusted EBITDA as a % of net sales	2.7%	2.2%	2.0%	1.6%

Print

The table below presents selected data with respect to the Print segment:

	Three Months Ended September 30,		2015 vs. 2014	Nine Months Ended September 30,		2015 vs. 2014
(in millions)	2015	2014	Increase (Decrease) %	2015	2014	Increase (Decrease) %
Net sales	$832.4	$947.2	(12.1)%	$2,465.6	$2,038.3	21.0%
Adjusted EBITDA	$23.2	$20.5	13.2%	$57.1	$38.1	49.9%
Adjusted EBITDA as a % of net sales	2.8%	2.2%		2.3%	1.9%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease) %
	Three Months Ended September 30,	Nine Months Ended September 30,
	2015 vs. 2014	2015 vs. 2014
Volume	(11.6)%	(11.3)%
Foreign currency	(1.1)%	(0.6)%
Price/Mix	0.6%	0.7%
Merger	—%	32.2%
	(12.1)%	21.0%

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014

The net sales decrease is primarily attributable to the continued erosion in sales volume from the secular decline in the paper industry as well as strategic customer choices made earlier in the year.

Adjusted EBITDA increased by $2.7 million. The improvement was driven primarily by (i) a $4.9 million increase from improved product mix, (ii) a $4.9 million decline in distribution expenses due to lower sales volume, (iii) a $4.3 million decline in personnel costs, (iv) a $1.6 million decline in bad debt expense and (v) a $2.1 million decrease in various other expenses. These improvements were partially offset by a $15.1 million reduction from the decline in sales volume.

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014
The net sales increase is due primarily to the net sales contribution of $656.9 million from the Merger. This increase was partially offset by an 11.2% decrease in the underlying net sales which was primarily attributable to the continued erosion in sales volume due to the secular decline in the paper industry and strategic decisions previously discussed.

The Merger contributed $2.5 million to Adjusted EBITDA. Excluding the Merger, Adjusted EBITDA increased by $16.5 million. The improvement was driven primarily by (i) a $15.5 million decrease in personnel costs, (ii) a $14.3 million decrease in distribution expenses due to lower sales volume, (iii) a $12.6 million increase from improved product mix, (iv) a $3.0 million decrease in sales training programs and related project spend and (v) a $3.6 million decrease in various other expenses. These improvements were partially offset by a $32.5 million reduction from the decline in sales volume.

Publishing

The table below presents selected data with respect to the Publishing segment:

	Three Months Ended September 30,		2015 vs. 2014	Nine Months Ended September 30,		2015 vs. 2014
(in millions)	2015	2014	Increase (Decrease) %	2015	2014	Increase (Decrease) %
Net sales	$303.0	$338.2	(10.4)%	$906.9	$715.4	26.8%
Adjusted EBITDA	$9.3	$9.2	1.1%	$23.1	$16.6	39.2%
Adjusted EBITDA as a % of net sales	3.1%	2.7%		2.5%	2.3%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease) %
	Three Months Ended September 30,	Nine Months Ended September 30,
	2015 vs. 2014	2015 vs. 2014
Volume	(9.1)%	(5.4)%
Foreign currency	(0.3)%	(0.1)%
Price/Mix	(1.0)%	(0.3)%
Merger	—%	32.6%
	(10.4)%	26.8%

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014
The net sales decrease is primarily attributable to the continued erosion in sales volume due to the secular decline in the paper industry and reduced sales to several key accounts in the retail, magazine and catalog sectors.

Adjusted EBITDA increased by $0.1 million. Improvements were driven by (i) a $1.8 million increase from improved product mix and (ii) a $0.9 million decrease in personnel expenses. These improvements were partially offset by (i) a $2.4 million reduction from the decline in sales volume and (ii) a $0.2 million increase in various other expenses.

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014
The net sales increase is due primarily to the net sales contribution of $232.7 million from the Merger. Excluding the Merger, net sales decreased 5.8% due to continued erosion in sales volume due to the secular decline in the paper industry.

The Merger contributed $6.4 million to Adjusted EBITDA. Excluding the Merger, Adjusted EBITDA increased by $0.1 million. Improvements were driven by (i) a $2.3 million decrease in personnel costs, (ii) a $0.6 million increase from improved product mix and (iii) a $0.2 million decrease in distribution expenses. These improvements were partially offset by (i) a $2.4 million reduction from the decline in sales volume and (ii) a $0.6 million increase in various other expenses.

Packaging

The table below presents selected data with respect to the Packaging segment:

	Three Months Ended September 30,		2015 vs. 2014	Nine Months Ended September 30,		2015 vs. 2014
(in millions)	2015	2014	Increase (Decrease) %	2015	2014	Increase (Decrease) %
Net sales	$722.3	$725.0	(0.4)%	$2,097.1	$1,529.5	37.1%
Adjusted EBITDA	$59.0	$53.0	11.3%	$156.5	$104.4	49.9%
Adjusted EBITDA as a % of net sales	8.2%	7.3%		7.5%	6.8%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease) %
	Three Months Ended September 30,	Nine Months Ended September 30,
	2015 vs. 2014	2015 vs. 2014
Volume	0.1%	(0.1)%
Foreign currency	(2.0)%	(1.3)%
Price/Mix	1.5%	1.2%
Merger	—%	37.3%
	(0.4)%	37.1%

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014
Excluding the impact of changes in foreign currency exchange rates, net sales would have increased 1.6% due to increases in corrugated and cushioning product sales.

Adjusted EBITDA increased by $6.0 million due to (i) a $7.5 million improvement in product mix, (ii) a $1.8 million decline in distribution expenses due to lower fuel prices and (iii) a $0.2 improvement from increased sales volume. These improvements were partially offset by a $3.2 million increase in selling and administrative personnel costs and a $0.3 million increase in various other expenses.

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014
The net sales increase is due primarily to the net sales contribution of $570.7 million from the Merger. Excluding the Merger, net sales decreased by 0.2%. Excluding the impact of changes in foreign currency exchange rates and the Merger, net sales would have increased 1.1% due to increases in corrugated and cushioning product sales.

Adjusted EBITDA increased by $43.1 million as a result of the Merger. Excluding the Merger, Adjusted EBITDA increased by $9.0 million due to (i) a $15.1 million improvement in product mix that was partially driven by procurement synergies, (ii) a $0.6 million decrease in distribution expenses primarily attributable to a decrease in third-party freight expense from reductions in fuel prices and (iii) a $0.7 million decrease in various other expenses. These improvements were partially offset by (i) a $7.0 million increase in selling and administrative personnel costs and (ii) a $0.4 million decrease from the decline in sales volume.

Facility Solutions

The table below presents selected data with respect to the Facility Solutions segment.

	Three Months Ended September 30,		2015 vs. 2014	Nine Months Ended September 30,		2015 vs. 2014
(in millions)	2015	2014	Increase (Decrease) %	2015	2014	Increase (Decrease) %
Net sales	$331.4	$357.0	(7.2)%	$965.0	$720.6	33.9%
Adjusted EBITDA	$12.7	$15.5	(18.1)%	$30.2	$18.4	64.1%
Adjusted EBITDA as a % of net sales	3.8%	4.3%		3.1%	2.6%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease) %
	Three Months Ended September 30,	Nine Months Ended September 30,
	2015 vs. 2014	2015 vs. 2014
Volume	(4.0)%	(4.6)%
Foreign currency	(3.5)%	(1.8)%
Price/Mix	0.3%	0.4%
Merger	—%	39.9%
	(7.2)%	33.9%

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014
Excluding the impact of changes in foreign currency exchange rates, net sales would have been down 3.7% primarily due to the loss of two large customers.

Adjusted EBITDA decreased by $2.8 million. The decline was driven by (i) a $3.2 million decrease from the decline in sales volume, (ii) a $1.3 million product mix decline and (iii) a $0.9 million increase in various other expenses. These decreases were partially offset by a $2.6 million decline in distribution expenses that was mainly attributable to the decline in sales volume.

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014
The net sales increase is due primarily to the net sales contribution of $288.0 million from the Merger. Excluding the Merger, net sales decreased by 6.0%. Excluding the impact of changes in foreign currency exchange rates and the Merger, net sales would have decreased 4.2%, primarily due to the loss of four large customers.

Adjusted EBITDA increased by $12.3 million as a result of the Merger. Excluding the Merger, Adjusted EBITDA decreased by $0.5 million. Approximately $7.5 million of the decrease was due to the reduction in sales volume, which was partially offset by a $7.0 million decrease in distribution expenses attributable to the decline in sales volume.

Corporate & Other

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014
Net sales increased $7.8 million, or 34.1%, due to continued growth in logistics services. The growth in logistics services revenue was driven by an increase in freight brokerage sales.

Adjusted EBITDA increased by $3.1 million, primarily driven by (i) a $7.1 million decrease in personnel expenses from restructuring initiatives and (ii) a $1.8 million increase due to higher logistics services sales. These improvements were partially offset by (i) a $4.0 million increase in professional services expense in IT, internal audit and tax consulting fees, (ii) a $0.9 million increase in distribution expenses due to higher logistics services volume and (iii) a $0.9 million increase in various other expenses.

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014
Net sales increased $59.5 million, or 259.8%, due to nine months of sales activity in 2015 compared to three months in 2014, along with continued growth in logistics services as previously mentioned. Net sales recognized during the nine months ended September 30, 2014 were recognized after the Distribution Date.

Adjusted EBITDA decreased by $49.8 million as a result of the Merger. Excluding the Merger, Adjusted EBITDA improved by $8.3 million. This improvement was attributable to (i) a $9.6 million decrease in personnel expenses from restructuring initiatives, (ii) a $4.6 million reduction in allocated expenses from International Paper and (iii) a $1.8 million increase due to higher logistics services sales. These improvements were partially offset by (i) a $2.6 million increase in software maintenance expenses, (ii) a $2.4 million increase in outsourced services driven by the outsourcing of payroll services and (iii) a $2.7 million increase in various other expenses.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. The following table sets forth a summary of cash flows:

	Nine Months Ended September 30,
(in millions)	2015	2014
Net cash provided by (used for):
Operating activities	$130.5	$28.5
Investing activities	(34.0)	36.4
Financing activities	(99.2)	(10.8)
Operating Activities
Net cash provided by operating activities increased by $102.0 million compared to the prior year. The improvement resulted from a $69.9 million increase in net earnings after adjusting for non-cash items such as depreciation and amortization and a $31.0 million improvement in changes in operating assets and liabilities. The primary changes in operating assets and liabilities are due to the following: (i) the change in accounts receivable resulting primarily from a decline in sales volume; (ii) the change in inventory primarily because of an inventory build-up during the transition period as the Company consolidates vendors; and (iii) the change in accounts payable primarily due to a favorable increase in accounts payable days that more than offset any reductions from the decline in volume.

Investing Activities
For the nine months ended September 30, 2015, net cash used for investing activities primarily relates to $23.2 million of integration-related capital expenditures and $11.0 million of ordinary capital expenditures. For the nine months ended September 30, 2014, net cash provided by investing activities primarily relates to $37.0 million of net cash acquired from the Merger and $4.8 million of proceeds from asset sales, partially offset by $5.7 million of capital expenditures. Ordinary capital expenditures are expected to be approximately $20.0 million in 2015, with another $30.0 million to $40.0 million of integration-related capital expenditures during 2015.

Financing Activities
Net cash used for financing activities increased $88.4 million compared to the prior year. The current year activity includes $71.0 million of net repayments of long-term debt while the prior year period included $465.7 million of net cash transfers to Parent, partially offset by $471.7 million of net proceeds from the ABL Facility. The net repayments of long-term debt were funded by cash flows from operations.

Funding and Liquidity Strategy

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2015, the available additional borrowing capacity under the ABL Facility was approximately $448.3 million.

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

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of September 30, 2015, other than operating lease obligations and the letters of credit under the ABL Facility. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Recently Issued Accounting Standards

See Note 1, Business and Summary of Significant Accounting Policies, to the Condensed Consolidated and Combined Financial Statements for information regarding recently issued accounting standards.

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

Changes in Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal control over financial reporting. Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until the filing of our 2015 Annual Report on Form 10-K. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 13, Commitments and Contingencies, to the Condensed Consolidated and Combined Financial Statements.

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

VERITIV CORPORATION
(Registrant)

Date:	November 12, 2015	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 12, 2015	By: /s/ W. Forrest Bell
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