Form 10-K
period 2015-12-31
Veritiv Corp
filed 2016-03-15
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2015, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on June 30, 2015, was $296,958,898. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the UWW Holdings, LLC stockholder are the affiliates of the registrant.
The number of shares outstanding of the registrant's common stock as of March 11, 2016 was 16,000,753.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

On July 1, 2014, International Paper Company completed the spin-off of its xpedx distribution solutions business ("xpedx") to the International Paper Company shareholders. Immediately following the spin-off, UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. ("Unisource"), was merged with and into xpedx to form a new publicly traded company known as Veritiv Corporation (the "Company").
All financial statements and notes thereto presented in this report as of and for the year ended December 31, 2015 reflect the results of the consolidated legacy xpedx and Unisource businesses. Because the spin-off and merger transactions were consummated on July 1, 2014:

•
All financial statements and notes thereto presented in this report for the year ended December 31, 2014 include the legacy xpedx business for the full twelve months presented and the legacy Unisource business from July 1, 2014;

•	All financial statements and notes thereto presented in this report for the year ended December 31, 2013 reflect the results of the legacy xpedx business only.

Additionally, the financial information presented in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—of this report, and elsewhere, is consistent with the above financial statement presentation.

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

Factors that could cause actual results to differ materially from current expectations include risks and other factors described under "Risk Factors" in this report and elsewhere in the Company’s publicly available reports filed with the Securities and Exchange Commission ("SEC"), which contain a discussion of various factors that may affect the Company’s business or financial results. Such risks and other factors, which in some instances are beyond the Company’s control, include: the industry-wide decline in demand for paper and related products; increased competition from existing and non-traditional sources; adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets; foreign currency fluctuations; our ability to collect trade receivables from customers to whom we extend credit; our ability to attract, train and retain highly qualified employees; the effects of work stoppages, union negotiations and union disputes; loss of significant customers; changes in business conditions in our international operations; procurement and other risks in obtaining packaging, paper and facility products from our suppliers for resale to our customers; changes in prices for raw materials; fuel cost increases; inclement weather, anti-terrorism measures and other disruptions to the transportation network; our dependence on a variety of IT and telecommunications systems and the Internet; our reliance on third-party vendors for various services; cyber-security risks; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; regulatory changes and judicial rulings impacting our business; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; our inability to renew existing leases on acceptable terms, negotiate rent decreases or concessions and identify affordable real estate; our ability to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our pension and health care costs and participation in multi-employer plans; increasing interest rates; our ability to generate sufficient cash to service our debt; our ability to comply with the covenants contained in our debt agreements; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; changes in accounting standards and methodologies; our ability to realize the anticipated synergies, cost savings and growth opportunities from the merger transaction, our ability to integrate the xpedx business with the Unisource business, the possibility of incurring expenditures in excess of those currently budgeted in connection with the integration, and our limited experience complying with the reporting and other requirements of a publicly traded company, including the Sarbanes-Oxley Act; and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.

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

PART I

ITEM 1. BUSINESS

Our Company
Veritiv Corporation ("Veritiv" or the "Company" and sometimes referred to in this Annual Report on Form 10-K as "we", "our", "us", or "ourselves") is a leading North American business-to-business distributor of print, publishing, packaging, and facility solutions. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger of International Paper Company’s ("International Paper" or "Parent") xpedx distribution solutions business and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource. Independently, the two companies achieved past success by continuously upholding high standards of efficiency and customer focus. Through leveraging this combined history of operational excellence, Veritiv evolved into one team shaping its success through exceptional service, innovative people and consistent values. Today, Veritiv's focus on segment-tailored market leadership in distribution and a commitment to operational excellence allows it to partner with world class suppliers, add value through multiple capabilities and deliver solutions to a wide range of customer segments.
We operate from approximately 180 distribution centers primarily throughout the U.S., Canada and Mexico, serving customers across a broad range of industries. These customers include printers, publishers, data centers, manufacturers, higher education institutions, healthcare facilities, sporting and performance arenas, retail stores, government agencies, property managers and building service contractors.
Veritiv's business is organized under four reportable segments: Print, Publishing, Packaging and Facility Solutions. This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as our Veritiv logistics solutions business which provides transportation and warehousing solutions. The following summary describes the products and services offered in each of the reportable segments:

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

•
Packaging – The Packaging segment provides standard as well as custom and comprehensive packaging solutions for customers based in North America and in key global markets. The business is strategically focused on higher growth industries including light industrial/general manufacturing, food production, fulfillment and internet retail, as well as niche verticals based on geographical and functional expertise. Veritiv’s packaging professionals create customer value through supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services, contract packaging, and kitting and fulfillment.

•
Facility Solutions – The Facility Solutions segment sources and sells cleaning, break-room and other supplies such as towels, tissues, wipers and dispensers, can liners, commercial cleaning chemicals, soaps and sanitizers, sanitary maintenance supplies and equipment, safety and hazard supplies, and shampoos and amenities primarily in the U.S., Canada and Mexico. Veritiv is a leading distributor in the Facility Solutions segment. Through this segment we manage a world class network of leading suppliers in most facilities solutions categories. Additionally, we offer total cost of ownership solutions with re-merchandising, budgeting and compliance reporting, inventory management, and a sales-force trained to bring leading vertical expertise to the major North American geographies.

The table below summarizes net sales for each of the above segments, as a percentage of consolidated net sales:

	Year Ended December 31,
	2015	2014	2013
Print	38%	40%	43%
Publishing	14%	15%	14%
Packaging	32%	30%	28%
Facility Solutions	15%	14%	15%
Corporate & Other	1%	1%	—%
Total	100%	100%	100%

Additional financial information regarding our reportable business segments and certain geographic information is included in Item 7 of this report and in Note 17 of the Notes to Consolidated and Combined Financial Statements in Item 8 of this report.

Our History

On July 1, 2014 (the "Distribution Date"), International Paper completed the previously announced spin-off of xpedx to its shareholders (the "Spin-off"), forming a new public company known as Veritiv. Immediately following the Spin-off, UWWH merged with and into Veritiv (the "Merger"). The Spin-off and the Merger are collectively referred to as the "Transactions".

On the Distribution Date, 8.16 million shares of Veritiv common stock were distributed on a pro rata basis to the International Paper shareholders of record as of the close of business on June 20, 2014. Immediately following the Spin-off, but prior to the Merger, International Paper’s shareholders owned all of the outstanding shares of Veritiv common stock.

Immediately following the Spin-off on the Distribution Date, UWW Holdings, LLC, the sole stockholder of UWWH, (the "UWWH Stockholder") which is jointly owned by Bain Capital and Georgia-Pacific, received 7.84 million shares of Veritiv common stock for all of the outstanding shares of UWWH common stock that it held on the Distribution Date, in a private placement transaction.

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

Products and Services

Veritiv distributes well-known national and regional brand products as well as products marketed under its own private label brands. Products under the Company’s private label brands are manufactured by third-party suppliers in accordance with specifications established by the Company. Our portfolio of private label products includes:

•	Coated and uncoated papers, coated board and cut size under the Endurance, uBrand, nordic+, Econosource, Comet, Starbrite Opaque Select and other brands;

•	Packaging products under the TUFflex brand, which include stretch film, carton sealing tape and other specialty tapes; and

•	Cleaning chemicals, skin care products, sanitary maintenance supplies and a wide range of facility supplies products under the Reliable and Spring Grove brands.

The table below summarizes sales of products sold under private label brands as a percentage of the respective total Company or indicated segment's net sales for the periods shown:

	Year Ended December 31,
	2015	2014
Print	19%	21%
Publishing	—%	—%
Packaging	6%	8%
Facility Solutions	8%	9%
Corporate & Other	—%	—%
Total Company	10%	12%

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

For the years ended December 31, 2015, 2014, and 2013, no single customer accounted for more than 5% of the Company’s consolidated net sales.

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

During the year ended December 31, 2015, approximately 40% of our purchases were made from ten suppliers.

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

•
Facility Solutions – There are few national, but numerous regional and local distributors of facility supply solutions. Several groups of distributors have created strategic alliances among multiple distributors to provide broader geographic coverage for larger customers. Other key competitors include the business-to-business divisions of big box stores, purchasing group affiliates and both catalog-based and online business-to-business suppliers.

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

Employees

As of December 31, 2015, Veritiv had approximately 8,800 employees worldwide, of which approximately 9% were covered by collective bargaining agreements. Labor contract negotiations are handled on an individual basis by a team of Veritiv Human Resources and Legal personnel. Approximately 34% of the Company’s unionized employees have collective bargaining agreements that expire during 2016. We currently expect that we will be able to renegotiate such agreements on satisfactory terms. We consider labor relations to be good.

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

Intellectual Property

We have numerous well-recognized trademarks, represented primarily by our private label brands. Most of our trademark registrations are effective for an initial period of 10 years, and we generally renew our trademark registrations before their expiration dates for trademarks that are in use or have reasonable potential for future use. Although our Print, Packaging and Facility Solutions segments rely on a number of trademarks that, in the aggregate, provide important protections to the Company, no single trademark is material to any one of these segments. See the Products and Services section above for additional information regarding our private label brand sales.

Veritiv does not have any material patents or licenses. During the last three years, Veritiv has not had any significant research and development expenditures.

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

Executive Officers of the Company

The following table sets forth certain information concerning the individuals who serve as executive officers of the Company as of March 1, 2016.

Name	Age	Position
Mary A. Laschinger	55	Chairman and Chief Executive Officer
Stephen J. Smith	52	Senior Vice President and Chief Financial Officer
Charles B. Henry	51	Senior Vice President Corporate Services
Mark W. Hianik	55	Senior Vice President, General Counsel and Corporate Secretary
Thomas S. Lazzaro	52	Senior Vice President Field Sales and Operations
Barry R. Nelson	51	Senior Vice President Facility Solutions
Elizabeth Patrick	48	Senior Vice President and Chief Human Resources Officer
Darin W. Tang	50	Senior Vice President Packaging
Adam W. Taylor	37	Senior Vice President and Chief Strategy Officer
Daniel J. Watkoske	47	Senior Vice President Print

The following descriptions of the business experience of our executive officers include the principal positions held by them since March 2011.

Mary A. Laschinger has served as Chairman and Chief Executive Officer of the Company since July 2014. Ms. Laschinger also served as Senior Vice President of International Paper Company, a global packaging and paper manufacturing company, from 2007 to July 2014 and as President of its xpedx distribution business from January 2010 to July 2014. Ms. Laschinger previously served as President of International Paper’s Europe, Middle East, Africa and Russia business, Vice President and General Manager of International Paper’s Wood Products and Pulp businesses and in other senior management roles at International Paper in sales, marketing, manufacturing and supply chain. Ms. Laschinger joined International Paper in 1992. Prior to joining International Paper, Ms. Laschinger held various positions in product management and distribution at James River Corporation and Kimberly-Clark Corporation. Ms. Laschinger has significant knowledge and executive management experience running domestic and international manufacturing and distribution businesses as well as a deep understanding of Veritiv and the industry in which it operates. Ms. Laschinger also serves as a director of Kellogg Company.

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

Charles B. Henry has served as Senior Vice President Corporate Services since March 2016.  Previously, Mr. Henry served as Senior Vice President Commercial Excellence and Enterprise Initiatives of the Company from January 2016 to March 2016.  Previously, Mr. Henry served as Senior Vice President Integration and Change Management of the Company from July 2014 to December 2015. Prior to that, Mr. Henry served as Vice President, Strategy Management and Integration of xpedx from March 2013 to July 2014 and was a member of the xpedx Senior Lead Team. Prior to that, he served as Director of the xpedx Strategy Management Office from February 2011 to March 2013. Prior to that, he served as a Director in International Paper’s Supply Chain Project Management Office. Mr. Henry joined International Paper in 1986 and served in a variety of supply chain, sales and general management roles within International Paper’s Program Management Office, Printing and Communications Papers business and Global Supply Chain operations. Mr. Henry has significant strategy and project management experience in the manufacturing and distribution industries.

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

Thomas S. Lazzaro has served as Senior Vice President Field Sales and Operations of the Company since July 2014. In this role, Mr. Lazzaro leads the Supply Chain, Customer Service and the Field Sales organizations. Previously, Mr. Lazzaro served as Executive Vice President, Supply Chain of xpedx from March 2013 to July 2014 and was a member of the xpedx Senior Lead Team. Mr. Lazzaro joined xpedx in January 2011 as Executive Vice President and Chief Procurement Officer, responsible for all aspects of the purchasing organization. Prior to xpedx, Mr. Lazzaro was a senior executive with HD Supply, The Home Depot and General Electric. Mr. Lazzaro has significant experience in general management, supply chain, operations and finance in the manufacturing and distribution industries.

Barry R. Nelson has served as Senior Vice President Facility Solutions of the Company since December 2015. Previously, Mr. Nelson served as Senior Vice President Publishing and Print Management of the Company from July 2014 to December 2015. Prior to that, Mr. Nelson served as Group Vice President, Sales-Publishing for xpedx from December 2012 to July 2014. From August 2002 to December 2012, Mr. Nelson served as Senior Vice President of Sales and Marketing for NewPage Corporation, a paper manufacturing company. NewPage filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code in September 2011 and emerged with a confirmed plan in December 2012. Previously, Mr. Nelson served as Executive Vice President of Sales, Marketing and Client Delivery at ForestExpress, a technology joint venture of leading forest product companies. Mr. Nelson has significant sales and sales leadership experience in the paper manufacturing and distribution industries.

Elizabeth Patrick has served as Senior Vice President and Chief Human Resources Officer of the Company since July 2014. Prior to that, Ms. Patrick served as Vice President, Human Resources, of xpedx from March 2013 to July 2014 and was a member of International Paper Company’s Human Resources & Communications Lead Team and the xpedx Senior Lead Team. Prior to that, she served as Director, Human Resources-Field Operations of xpedx from October 2012 to March 2013. Previously, Ms. Patrick served as Vice President of Human Resources of TE Connectivity, a global electronics manufacturing and distribution company, from April 2008 to October 2012. Previously, Ms. Patrick served as Vice President Human Resources of Guilford Mills, Inc., an automotive and specialty markets fabrics manufacturer, and in a variety of roles of increased responsibility with General Motors Company and GM spin-off, Delphi Corporation, a global automotive parts manufacturer. Ms. Patrick has significant human resources management and leadership experience.

Darin W. Tang has served as Senior Vice President Packaging of the Company since July 2014. Prior to that, Mr. Tang served as President of the Packaging Solutions Group for Unisource Worldwide, Inc. from January 2013 to July 2014. Since joining Unisource in 2004, Mr. Tang held positions as Area Vice President of Packaging, Senior Vice President of Packaging, Senior Vice President for the East Region and National Packaging Director and President, Sales of the Industry Business Group. Prior to joining Unisource, Mr. Tang served as Director of Sales with Intertape Polymer Group, Inc., a specialty manufacturer of packaging products and systems, and in various roles in sales and training with Scott Paper Company/Kimberly Clark, a manufacturer of personal care products to the distribution and retail channels. Mr. Tang has significant sales and sales management experience in the paper and packaging manufacturing and distribution industries.

Adam W. Taylor has served as Senior Vice President and Chief Strategy Officer of the Company since September 2015. Previously, Mr. Taylor served as Vice President Strategy, Innovation and Corporate Development for Office Depot, a global office supply company, from July 2014 to September 2015. From June 2008 to July 2014, Mr. Taylor held several strategy and business development roles with AT&T, a multinational telecommunications company, including Director - Strategy and Corporate Development M&A, Director - Innovation Portfolio and Associate Director - Leadership Development Program. Previously, Mr. Taylor co-founded and operated two separate medical communications software companies and served in strategy and M&A advisory roles with operating companies and private equity firms. Mr. Taylor has significant strategy, innovation, corporate development and mergers and acquisitions experience with global businesses.

Daniel J. Watkoske has served as Senior Vice President Print of the Company since July 2014. Prior to that, Mr. Watkoske served as Executive Vice President Sales for xpedx from January 2011 to July 2014 and was a member of the xpedx Senior Lead Team. Prior to that, Mr. Watkoske served as Group Vice President for the xpedx Metro New York Group from January 2008 to January 2011. Previously, Mr. Watkoske served as Vice President National Accounts for xpedx. Mr. Watkoske joined International Paper in 1989 as a sales trainee for Nationwide Papers, which later became part of xpedx. Mr. Watkoske has significant sales, sales management and operations experience in the paper and packaging distribution industries.

We have been advised that there are no family relationships among any of our executive officers or directors and that there is no arrangement or understanding between any of our executive officers and any other persons pursuant to which they were appointed, respectively, as an executive officer.

Company Information

Veritiv was incorporated in Delaware on July 10, 2013. Our principal executive offices are located at 1000 Abernathy Road NE, Building 400, Suite 1700, Atlanta, Georgia 30328.

Our corporate website is http://www.veritivcorp.com. Information contained on our website is not part of this Annual Report on Form 10-K. Through the "Investor Relations" portion of this website, we make available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other relevant filings with the SEC and any amendments to those reports as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. These filings are also accessible on the SEC's website at http://www.sec.gov.

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

Increased competition within the industry, reduced demand for paper, increased and permanent product substitution through less print advertising, more electronic billing, more e-commerce, fewer catalogs, a reduced volume of mail and general economic conditions has served to further increase pressure on the industry’s profit margins, and continued margin pressure within the industry may have a material adverse impact on our operating results and profitability.

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

In order to compete, we must attract, train and retain highly qualified employees, and the failure to do so could have a material adverse effect on our results of operations.

To successfully compete, we must attract, train and retain a large number of highly qualified employees while controlling related labor costs. Specifically, we must recruit and retain qualified sales professionals. If we were to lose a significant amount of our sales professionals, we could lose a material amount of sales, which would have a material adverse effect on our financial condition and results of operations. Many of our sales professionals are subject to confidentiality and non-competition agreements. If our sales professionals were to violate these agreements, we could seek to legally enforce these agreements, but we may incur substantial costs in connection with such enforcement and may not be successful in such enforcement. We compete with other businesses for employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees. The inability to retain or hire qualified personnel at economically reasonable compensation levels would restrict our ability to improve our business and result in lower operating results and profitability.

Our business may be adversely affected by work stoppages, union negotiations and labor disputes.

Approximately 9% of our employees are currently covered by collective bargaining or other similar labor agreements. Historically, the effects of collective bargaining and other similar labor agreements have not been significant. However, if a larger number of our employees were to unionize, including in the wake of any future legislation or administrative regulation that makes it easier for employees to unionize, the effect may be negative. Any inability to negotiate acceptable new contracts under these collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if additional employees become represented by a union, a disruption of our operations and higher labor costs could result. Labor relations matters affecting our suppliers of products and services could also adversely affect our business from time to time.

The loss of any of our significant customers could adversely affect our financial condition.

Our ten largest customers generated approximately 7% of our consolidated net sales for the year ended December 31, 2015, and our largest customer accounted for approximately 2% of our consolidated net sales in that same period. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historic levels.

Generally, our customers are not contractually required to purchase any minimum amount of products. Should such customers purchase products sold by us in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition, operating results and cash flows.

In addition, consolidation among customers could also result in changes to the purchasing habits and volumes among some of our present customers. The loss of one or more of these significant customers, a significant customer’s decision to purchase our products in substantially lower quantities than they have in the past, or a deterioration in the relationship with any of these customers could adversely affect our financial condition, operating results and cash flows.

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

As a distributor, we obtain our packaging, paper and facility products from third-party suppliers. Our business and financial results are dependent on our ability to purchase products from suppliers not controlled by us that we, in turn, sell to our customers. We may not be able to obtain the products we need on open credit, with market or other favorable terms, or at all. During the year ended December 31, 2015, approximately 40% of our purchases were made from ten suppliers. A sustained disruption in our ability to source products from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders resulting in lost sales and, in rare cases, damages for late or non-delivery.

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

Volatile fuel prices have a direct impact on our industry. The cost of fuel affects the price paid by us for products as well as the costs incurred to deliver products to our customers. Although we have been able to pass along a portion of increased fuel costs to our customers in the past, there is no guarantee that we can continue to do so. As such, we may experience difficulties in passing all or a portion of these costs along to our customers, which may have a negative impact on our business and our profitability.

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

Furthermore, in the aftermath of terrorist attacks in the United States, federal, state and local authorities have implemented and continue to implement various security measures that affect many parts of the transportation network in the U.S. and abroad. Our customers typically require delivery of products in short time frames and rely on our on-time delivery capabilities. If security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers, or may incur increased expenses to do so. Any of these disruptions to our operations may reduce our sales and have an adverse effect on our business, financial condition and results of operations.

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

Our operations rely upon secure IT systems for data capture, processing, storage and reporting. Our IT systems, and those of our third-party providers, could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation including, but not limited to, interruption of systems availability, or denial of access to and misuse of applications required by our customers to conduct business with us. Access to internal applications required to plan our operations, source materials, ship finished goods and account for orders could be denied or misused. Theft of intellectual property or trade secrets, and inappropriate disclosure of confidential information, could stem from such incidents. Any operational disruptions or misappropriation of information could harm our relationship with our customers and suppliers, result in lost sales, business delays and negative publicity and could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations are subject to U.S. and international laws and regulations, including regulations of the U.S. Department of Transportation Federal Motor Carrier Safety Administration, the import and export of goods, customs regulations, Office of Foreign Asset Control and the FCPA. Expenditures related to the cost of compliance with laws, rules and regulations could adversely impact our business and results of operations. In addition, we could incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, laws, regulations, codes and common law.

Tax assessments and unclaimed property audits by governmental authorities could adversely impact our operating results.

We remit a variety of taxes and fees to various governmental authorities, including federal and state income taxes, excise taxes, property taxes, sales and use taxes, and payroll taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. In addition, we are subject to unclaimed property (escheat) laws which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time. We are subject to audit by individual U.S. states with regard to our escheatment practices. The legislation and regulations related to tax and unclaimed property matters tend to be complex and subject to varying interpretations by both government authorities and taxpayers. Although management believes that the positions we have taken are reasonable, various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes, unclaimed property and interest in excess of accrued liabilities. Our positions are reviewed as events occur such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could have a material adverse effect on our financial condition, results of operations and cash flows in future periods.

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

From time to time, we may also be involved in government inquiries and investigations, as well as class action, employment and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by government authorities. The costs and other effects of pending litigation against us cannot be determined with certainty. Although we believe that the outcome of any pending or future lawsuits or claims will not have a material adverse effect on our business or consolidated financial statements, there can be no assurance that the outcome of any lawsuit or claim or its effect on our business or financial condition will be as expected. The defense of these lawsuits and claims may divert our management’s attention, and significant expenses may be incurred as a result. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Although we currently maintain insurance coverage to address some of these types of liabilities, we cannot make assurances that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. In addition, we may choose not to seek to obtain such insurance in the future. Moreover, indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures.

We may not be able to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties.

Our ability to compete effectively depends in part upon our intellectual property rights, including but not limited to trademarks, copyrights and proprietary technology. The use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect intellectual property rights and proprietary technology may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect proprietary technology, or to defend against claims by third parties that our conduct or our use of intellectual property infringes upon such third-party’s intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property, including ceasing the use of certain trademarks used by us to distinguish our services from those of others or ceasing the exercise of our rights in copyrightable works. In addition, we may be required to seek a license to continue practices found to be in violation of a third-party’s rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations could be adversely affected as a result.

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

We contribute to multi-employer defined benefit pension plans as well as multi-employer health and welfare plans under the terms of collective bargaining agreements that cover certain unionized employee groups in the United States. The risks of participating in multi-employer pension plans differ from single employer-sponsored plans and such plans are subject to regulation under the Pension Protection Act (the "PPA"). Multi-employer pension plans are cost-sharing plans subject to collective-bargaining agreements. Contributions to a multi-employer plan by one employer are not specifically earmarked for its employees and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan are borne by the remaining participating employers. In addition, if a multi-employer plan is determined to be underfunded based on the criteria established by the PPA, the plan may be required to implement a financial improvement plan or rehabilitation plan that may require additional contributions or surcharges by participating employers.

In addition to the contributions discussed above, we could be obligated to pay additional amounts, known as withdrawal liability, upon decrease or cessation of participation in a multi-employer pension plan. Although an employer may obtain an estimate of such liability, the final calculation of withdrawal liability may not be able to be determined for an extended period of time. The cash obligation of such withdrawal liability is payable over a 20 year period.

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.

As of December 31, 2015, we had approximately $841.8 million in total indebtedness, reflecting borrowings of $795.5 million under the asset-based lending facility (the "ABL Facility"), $38.5 million of financing obligations to a related party (exclusive of the non-monetary portion) and $7.8 million of equipment capital lease obligations. This level of indebtedness could have important consequences to our financial condition, operating results and business, including the following:

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

•
exposing us to risk of (i) increased interest rates on our borrowings in excess of our interest rate cap and (ii) increased interest rates of up to 3% on our borrowings covered by our interest rate cap because all of our borrowings under the ABL Facility are at variable rates of interest;

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

We have limited experience complying with the reporting and other requirements of a publicly traded company and have incurred and continue to incur significant costs associated with such compliance and reporting.

As a result of the Transactions, we became a publicly traded company on July 1, 2014. We have limited experience complying with the reporting and other requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. We are responsible for ensuring that all aspects of our business comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes Oxley Act"). Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and internal control over financial reporting; however, prior to this filing, our management was not required to evaluate the effectiveness of such internal control over financial reporting or to obtain a report by an independent registered public accounting firm addressing such assessments on an annual basis. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, financial condition and results of operations.

To comply with these compliance and reporting requirements, we have incurred significant costs in upgrading our systems, implementing additional financial and management controls, reporting systems and procedures, and hiring additional accounting, audit, tax and legal staff. We will also incur additional annual expenses for the purpose of addressing these requirements, and those expenses may be significant.

Risks Relating to the Spin-off and Merger

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

Even if we are able to integrate the xpedx and Unisource businesses successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost savings and other synergies that we currently expect from this integration within the anticipated time frame or at all. For example, we may be unable to eliminate duplicative costs. Moreover, we have incurred and will continue to incur substantial expenses in connection with the integration of xpedx’s and Unisource’s businesses. Such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the Merger may be offset by costs or delays incurred in integrating the businesses.

The integration of the xpedx business with the Unisource business following the Transactions may present significant challenges.

There is a significant degree of difficulty and management distraction inherent in the process of integrating the xpedx and Unisource businesses. These include:

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

Through December 31, 2015, we have incurred approximately $138 million in costs associated with the Transactions, including approximately $41 million for capital expenditures. We anticipate that we will incur total costs associated with the Transactions of approximately $225 million over the five years following the Transactions. We are not able to quantify the exact amount of these costs or the period in which they will be incurred. The amount and timing of these costs could adversely affect our period-to-period operating results, which could result in a reduction in the market price of shares of our common stock. Moreover, delays in completing the integration may reduce or delay the synergies and other benefits expected from the Transactions and such reduction may be material.

If costs to integrate our IT infrastructure and network systems are more than amounts that have been budgeted, our business, financial condition and results of operations could be adversely affected.

We currently expect costs associated with achieving anticipated cost savings and other synergies from the Transactions to be approximately $225 million over a five-year period from the Distribution Date, including approximately $55 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. The primary areas of spending will be integrating our financial, operational and human resources systems. We expect that a portion of these expenditures will be capitalized. Expenditures in excess of the budgeted amounts on integration and other costs could adversely affect our business, financial condition and results of operations.

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

If the Merger does not qualify as a tax-free reorganization under Section 368(a) of the Code, or if the Subsidiary Merger does not qualify as a transfer of property to Unisource under Section 351(a) of the Code, then we may be required to pay substantial U.S. federal income taxes.

In connection with the Transactions, we received an opinion of counsel to the effect that the Merger will qualify as a tax-free reorganization under Section 368(a) of the Code and UWWH received an opinion of counsel to the effect that the merger of xpedx Intermediate with and into Unisource (the "Subsidiary Merger" and, collectively with the Merger the "Mergers") will qualify as a transfer of property to Unisource under Section 351(a) of the Code. In addition, International Paper received private letter rulings from the IRS to the effect that the Merger will qualify as a tax-free reorganization under Section 368(a) of the Code and that the Subsidiary Merger will qualify as a transfer of property to Unisource under Section 351(a) of the Code. Although a private letter ruling from the IRS generally is binding on the IRS, the IRS rulings do not rule that the Merger satisfies every requirement for a tax-free reorganization under Section 368(a) of the Code, or that the Subsidiary Merger satisfies every requirement for a transfer of property to Unisource under Section 351(a) of the Code. The parties involved have each relied on an opinion of counsel for comfort that such additional requirements are satisfied.

The IRS rulings and such opinions were based on, among other things, certain representations and assumptions as to factual matters made by us, International Paper and UWWH. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the respective IRS rulings and such opinions. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the IRS rulings and such opinions were based on then current law, and cannot be relied upon if current law changes with retroactive effect.

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

Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. Although we believe that the judgments and estimates with respect to the valuation allowances are appropriate and reasonable under the circumstances, actual results could differ from projected results, which could give rise to additions to valuation allowances or reductions in valuation allowances. It is possible that such changes could have a material adverse effect on the amount of income tax expense (benefit) recorded in our consolidated statement of operations.

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

If securities or industry analysts do not continue to publish research or publish unfavorable research about our company, our stock price and trading volume could decline.

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

As a result of the Transactions, the UWWH Stockholder, controlled by Bain Capital, beneficially owns approximately 49% of the outstanding shares of our common stock. As a result, the UWWH Stockholder exercises, and will continue to exercise, significant influence over all matters requiring shareholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock. The interests of the UWWH Stockholder may conflict with the interests of our other shareholders. Our board of directors has adopted corporate governance guidelines that, among other things, address potential conflicts between a director’s interests and our interests. In addition, we have adopted a code of business conduct that, among other things, requires our employees to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or our interests and to disclose their outside activities, financial interests or relationships that may present a possible conflict of interest or the appearance of a conflict to management or corporate counsel. These corporate governance guidelines and code of business ethics do not, by themselves, prohibit transactions with our principal shareholders.

Under our amended and restated certificate of incorporation (our "charter"), the UWWH Stockholder, Bain Capital Fund VII, L.P. and their respective affiliates and, in some circumstances, any of our directors and officers who is also a director, officer, employee, member or partner of the UWWH Stockholder, Bain Capital Fund VII, L.P. and their respective affiliates, have no obligation to offer us corporate opportunities.

The policies relating to corporate opportunities and transactions with the UWWH Stockholder, Bain Capital Fund VII, L.P. and their respective affiliates set forth in our charter address potential conflicts of interest between us, on the one hand, and the UWWH Stockholder, Bain Capital Fund VII, L.P., their respective affiliates and their respective officers and directors who are directors or officers of our company, on the other hand. Although these provisions are designed to resolve conflicts between us and the UWWH Stockholder, Bain Capital Fund VII, L.P. and their respective affiliates fairly, conflicts may not be so resolved.

Anti-takeover provisions in our charter and amended and restated by-laws (our "by-laws") could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.

Our charter and by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that shareholders may consider favorable. For example, our charter and by-laws collectively:

•	authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	limit the ability of shareholders to remove directors;

•	provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;

•	prohibit shareholders from calling special meetings of shareholders unless called by the holders of not less than 20% of our outstanding shares of common stock;

•	prohibit shareholder action by written consent, unless initiated by the holders of not less than 20% of the outstanding shares of common stock;

•	establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our shareholders; and

•	require the approval of holders of at least a majority of the outstanding shares of our common stock to amend our by-laws and certain provisions of our charter.

These provisions may prevent our shareholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.

Our charter and by-laws may also make it difficult for shareholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our shareholders.

We have not historically paid dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have not historically declared or paid dividends on our common stock. We currently intend to invest our future earnings, if any, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain their current value.

Any decision to pay dividends in the future will be at the discretion of Veritiv's board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, restrictions imposed by applicable law, general business conditions and other factors that Veritiv's board of directors may deem relevant.  In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreements governing our ABL Facility can, and agreements governing future indebtedness may, in certain circumstances, restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. We are also restricted under the Contribution and Distribution Agreement that we entered into with International Paper in connection with the Spin-off from declaring or paying special dividends in certain circumstances through July 1, 2016.

A significant percentage of our outstanding common stock is held by a single shareholder, which could impact your liquidity, and future sales of our common stock by this shareholder may lower our stock price.

As noted above, the UWWH Stockholder, which is jointly owned by Bain Capital and Georgia-Pacific, currently owns 7.84 million shares, or 49%, of our common stock. Continuation of this concentrated ownership could result in a limited amount of shares being available to be traded in the market, resulting in reduced liquidity.

The shares held by the UWWH Stockholder are restricted securities within the meaning of Rule 144 under the Securities Act of 1933 (the “Securities Act”) and are eligible for resale in the public market without registration subject to volume, manner of sale and holding period limitations under Rule 144 under the Securities Act. Further, pursuant to the Registration Rights Agreement, dated as of July 1, 2014, between the UWWH Stockholder and the Company, we registered for resale under the Securities Act all of the shares of our common stock owned by the UWWH Stockholder and, subject to certain limitations, such shares may be offered and sold to the public in the future. If and when some or all of these shares are sold, or if it is perceived that they will be sold, the market price of our common stock could decline.

Our charter designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Our charter provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our shareholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the Delaware General Corporation Law or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision in our charter may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2015, we had a distribution network of approximately 180 distribution centers, of which approximately 160 were leased and 20 were owned. Our leased locations comprise approximately 20.0 million square feet while our owned locations comprise approximately 2.0 million square feet.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Veritiv's common stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol VRTV. A "when-issued" trading market for Veritiv's common stock began on the NYSE on June 18, 2014, and "regular-way" trading of Veritiv's common stock began on July 2, 2014. As of March 11, 2016, there were 6,775 shareholders of record.

The following table sets forth, for the quarterly reporting periods indicated, the high and low market prices per share for the Company's common stock, as reported on the NYSE.

	2015		2014
	High	Low	High	Low
1st Quarter	$54.50	$43.82	n/a	n/a
2nd Quarter	$45.68	$35.05	n/a	n/a
3rd Quarter	$39.04	$32.77	$53.21	$31.94
4th Quarter	$44.80	$35.72	$52.23	$40.93

Veritiv has not historically paid dividends on its common stock. The Company currently intends to invest its future earnings, if any, to fund its growth, to develop its business, for working capital needs and for general corporate purposes. Any payment of dividends will be at the discretion of Veritiv's board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that Veritiv's board of directors may deem relevant.

Performance Graph

The following graph provides a comparison of the cumulative shareholder return on the Company's common stock to the returns of the Russell 2000 Index and the average performance of a group consisting of the Company's peer companies (the "Peer Group") based on total shareholder return from June 18, 2014 (the first day Veritiv's common stock began "when-issued" trading on the NYSE) through December 31, 2015. Companies included in the Peer Group are as follows:

•	Anixter International Inc.	•	Genuine Parts Company	•	Resolute Forest Products Inc.
•	Applied Industrial Technologies, Inc.	•	Graphic Packaging Holding Company	•	ScanSource, Inc.
•	Arrow Electronics, Inc.	•	InnerWorkings Inc.	•	Sealed Air Corporation
•	Avery Dennison Corporation	•	International Paper Company	•	Sonoco Products Company
•	Avnet, Inc.	•	Kaman Corporation	•	Staples, Inc.
•	Bemis Company, Inc.	•	KapStone Paper and Packaging Corporation	•	W.W. Grainger, Inc.
•	Brady Corporation	•	MSC Industrial Direct Co. Inc.	•	Wausau Paper Corporation
•	Deluxe Corporation	•	Neenah Paper, Inc.	•	WESCO International Inc.
•	Domtar Corporation	•	Office Depot, Inc.	•	WestRock Company
•	Ennis Inc.	•	Packaging Corporation of America
•	Essendant Inc.	•	PH Glatfelter Company
•	Fastenal Company	•	R.R. Donnelley & Sons Company

The graph is not, and is not intended to be, indicative of future performance of our common stock. The graph assumes $100 invested on June 18, 2014 in the Company, the Russell 2000 Index and the Peer Group. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point.

The Peer Group was modified for 2015 as follows:

•	MeadWestvaco Corporation was removed from the group as it merged with Rock-Tenn Company to form WestRock Company. Rock-Tenn now trades under the name WestRock Company.

•	United Stationers now trades under the name Essendant Inc.

Comparison of 19 Month Cumulative Total Return
Among Veritiv Corporation, the Russell 2000 Index and Peer Group
Veritiv Corporation
Russell 2000 Index
Peer Group
$140
$130
$120
$110
$100
$90
$80
6/18/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015

ITEM 6. SELECTED FINANCIAL DATA
The following table presents the selected historical consolidated and combined financial data for Veritiv and should be read in conjunction with Item 7 of this report and the audited Consolidated and Combined Financial Statements and notes thereto contained in Item 8 of this report. The Consolidated and Combined Statement of Operations data for the years ended December 31, 2015, 2014 and 2013 and the Consolidated Balance Sheet data as of December 31, 2015 and 2014 set forth below are derived from the audited Consolidated and Combined Financial Statements included in Item 8 of this report.

The Combined Statement of Operations data for the years ended December 31, 2012 and 2011 and the Combined Balance Sheet data as of December 31, 2013, 2012 and 2011 are derived from xpedx's audited combined financial statements which are not included in this report.

During 2011, xpedx ceased its Canadian operations, which had provided distribution of printing supplies to Canadian-based customers. Additionally, xpedx ceased its printing press distribution business, which was located in the U.S. Both of these businesses were historically included in xpedx's Print segment. The impact of these restructuring efforts are reported here as discontinued operations.

The financial information may not be indicative of Veritiv's future performance and does not necessarily reflect what the financial position and results of operations would have been had Veritiv operated as a separate, stand-alone entity during the periods presented.

(in millions, except per share data)	As of and for the Year Ended December 31,
Statement of Operations Data	2015	2014(1)	2013	2012	2011
Net sales	$8,717.7	$7,406.5	$5,652.4	$6,012.0	$6,509.2
Cost of products sold	7,160.3	6,180.9	4,736.8	5,036.7	5,475.3
Distribution expenses	521.8	426.2	314.2	324.0	324.5
Selling and administrative expenses	853.9	689.1	548.2	580.6	598.7
Depreciation and amortization	56.9	37.6	17.1	14.0	15.6
Merger and integration expenses	34.9	75.1	—	—	—
Restructuring charges	11.3	4.0	37.9	35.1	43.6
Operating income (loss)	78.6	(6.4)	(1.8)	21.6	51.5
Income tax expense (benefit)	18.2	(2.1)	0.4	9.1	21.2
Income (loss) from continuing operations	26.7	(19.5)	0.0	14.4	35.5
Income (loss) from discontinued operations, net of income taxes	—	(0.1)	0.2	(10.0)	(13.6)
Net income (loss)	26.7	(19.6)	0.2	4.4	21.9
Earnings (loss) per share(2):
Basic and diluted
Continuing operations	$1.67	$(1.61)	$0.00	$1.76	$4.35
Discontinued operations	—	(0.01)	0.02	(1.23)	(1.67)
Basic and diluted earnings (loss) per share	$1.67	$(1.62)	$0.02	$0.53	$2.68
Balance Sheet Data (at period end)
Accounts receivable, net	$1,037.5	$1,115.1	$669.7	$680.6	$731.7
Inventories	720.6	673.2	360.9	373.4	387.2
Total assets	2,476.9	2,574.5	1,256.9	1,307.9	1,379.7
Long-term debt, net of current maturities	800.5	855.0	—	—	—
Financing obligations to related party, less current portion	197.8	212.4	—	—	—
Defined benefit pension obligations	28.7	36.3	—	—	—
Other non-current liabilities	105.6	107.2	12.5	16.9	16.4
(1) Includes the operating results of Unisource for the six months ended December 31, 2014.
(2) See Note 13 of the Notes to the Consolidated and Combined Financial Statements for discussion on the shares of common stock utilized in the computation of basic and diluted earnings per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto, included elsewhere in this report. The financial information discussed below and included in this report as of December 31, 2013 and for the years ended December 31, 2013 and 2014 may not necessarily reflect what Veritiv's financial condition, results of operations or cash flows would have been had Veritiv been a stand-alone company during these periods or what Veritiv's financial condition, results of operations and cash flows may be in the future.

References in the Consolidated and Combined Financial Statements to "International Paper" or "Parent" refer to International Paper Company.

Executive Overview

Business Overview

Veritiv Corporation ("Veritiv" or the "Company") is a leading North American business-to-business distributor of print, publishing, packaging, and facility solutions. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Established in 2014, following the merger of International Paper's xpedx division ("xpedx") and UWW Holdings, Inc. ("UWWH"), the Company operates from approximately 180 distribution centers primarily throughout the U.S., Canada and Mexico.

Veritiv's business is organized under four reportable segments: Print, Publishing, Packaging and Facility Solutions. This segment structure is consistent with the way the Chief Operating Decision Maker makes operating decisions and manages the growth and profitability of the Company’s business. The following summary describes the products and services offered in each of the segments:

•
Print – The Print segment sells and distributes commercial printing, writing, copying, digital, wide format and specialty paper products, graphics consumables and graphics equipment primarily in the U.S., Canada and Mexico. This segment also includes customized paper conversion services of commercial printing paper for distribution to document centers and form printers. The Company's broad geographic platform of operations coupled with the breadth of paper and graphics products, including its exclusive private brand offerings, provides a foundation to service national, regional and local customers across North America.

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

•
Packaging – The Packaging segment provides standard as well as custom and comprehensive packaging solutions for customers based in North America and in key global markets. The business is strategically focused on higher growth industries including light industrial/general manufacturing, food production, fulfillment and internet retail, as well as niche verticals based on geographical and functional expertise. Veritiv’s packaging professionals create customer value through supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services, contract packaging, and kitting and fulfillment.

•
Facility Solutions – The Facility Solutions segment sources and sells cleaning, break-room and other supplies such as towels, tissues, wipers and dispensers, can liners, commercial cleaning chemicals, soaps and sanitizers, sanitary maintenance supplies and equipment, safety and hazard supplies, and shampoos and amenities primarily in the U.S., Canada and Mexico. Veritiv is a leading distributor in the Facility Solutions segment. Through this segment we manage a world class network of leading suppliers in most facilities solutions categories. Additionally, we offer total cost of ownership solutions with re-merchandising, budgeting and compliance reporting, inventory management, and a sales-force trained to bring leading vertical expertise to the major North American geographies.

The Company also has a Corporate & Other category which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as its Veritiv logistics solutions business which provides transportation and warehousing solutions.

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

As such, the audited Consolidated and Combined Financial Statements as of and for the year ended December 31, 2014 consist of the consolidated results of Veritiv on a stand-alone basis for the six months ended December 31, 2014 and the combined results of operations of xpedx for the six months ended June 30, 2014 on a carve-out basis.

The Combined Financial Statements as of and for the year ended December 31, 2013 consist entirely of the combined results of xpedx on a carve-out basis.

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

Veritiv uses Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges, non-restructuring stock-based compensation expense, LIFO expense (income), non-restructuring asset impairment charges, non-restructuring severance charges, gain on sale of joint venture, merger and integration expenses, loss from discontinued operations, net of income taxes, fair value adjustments on the contingent liability associated with the Tax Receivable Agreement ("TRA") and certain other adjustments) because Veritiv believes investors commonly use Adjusted EBITDA as a key financial metric for valuing companies such as Veritiv. In addition, the credit agreement governing the ABL Facility (as defined in the Notes to the Consolidated and Combined Financial Statements) permits the Company to exclude these and other charges in calculating Consolidated EBITDA, as defined in the ABL Facility.

The table below provides a reconciliation of Veritiv’s net income (loss) determined in accordance with GAAP to Adjusted EBITDA for the year ended December 31, 2015 and on a pro forma basis for the year ended December 31, 2014. The pro forma adjustments assume that the Merger occurred on January 1, 2014 and include Unisource's operating results from January 1, 2014 to June 30, 2014 as well as purchase accounting adjustments for incremental depreciation and amortization expense related to the fair value adjustments to property and equipment and identifiable intangible assets. The pro forma results do not reflect events that have occurred or may occur after the transactions, including the impact of any synergies expected to result from the Merger. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of future operating results.

	Year Ended December 31, 2015	Year Ended December 31, 2014
(in millions)	Veritiv As Reported	Veritiv As Reported	Pro Forma Adjust-ments	Veritiv Pro Forma
Net income (loss)	$26.7	$(19.6)	$(16.2)	$(35.8)
Interest expense, net	27.0	14.0	12.4	26.4
Income tax expense (benefit)	18.2	(2.1)	6.8	4.7
Depreciation and amortization	56.9	37.6	16.8	54.4
EBITDA	$128.8	$29.9	$19.8	$49.7
Restructuring charges	11.3	4.0	0.2	4.2
Non-restructuring stock-based compensation	3.8	4.0	0.1	4.1
LIFO expense (income)	(7.3)	6.3	1.3	7.6
Non-restructuring asset impairment charges	2.6	—	—	—
Non-restructuring severance charges	3.3	2.6	0.4	3.0
Gain on sale of joint venture	—	—	(6.6)	(6.6)
Merger and integration expenses	34.9	75.1	14.1	89.2
Fair value adjustment on TRA contingent liability	1.9	1.7	—	1.7
Other	2.7	(1.7)	2.3	0.6
Loss from discontinued operations, net of income taxes	—	0.1	—	0.1
Adjusted EBITDA	$182.0	$122.0	$31.6	$153.6

Net sales	$8,717.7	$7,406.5	$1,907.6	$9,314.1
Adjusted EBITDA / Pro Forma Adjusted EBITDA as a % of net sales	2.1%	1.6%		1.6%

The table below provides a reconciliation of Veritiv’s net income (loss) determined in accordance with GAAP to Adjusted EBITDA as reported for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
(in millions)	2015	2014	2013
Net income (loss)	$26.7	$(19.6)	$0.2
Interest expense, net	27.0	14.0	—
Income tax expense (benefit)	18.2	(2.1)	0.4
Depreciation and amortization	56.9	37.6	17.1
EBITDA	$128.8	$29.9	$17.7
Restructuring charges	11.3	4.0	37.9
Non-restructuring stock-based compensation	3.8	4.0	13.1
LIFO expense (income)	(7.3)	6.3	3.4
Non-restructuring asset impairment charges	2.6	—	—
Non-restructuring severance charges	3.3	2.6	2.3
Merger and integration expenses	34.9	75.1	—
Fair value adjustment on TRA contingent liability	1.9	1.7	—
Other	2.7	(1.7)	—
Loss (income) from discontinued operations, net of income taxes	—	0.1	(0.2)
Adjusted EBITDA	$182.0	$122.0	$74.2

Net sales	$8,717.7	$7,406.5	$5,652.4
Adjusted EBITDA as a % of net sales	2.1%	1.6%	1.3%

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated and combined operating results of Veritiv for the years ended December 31, 2015, 2014 and 2013.

Comparison of the Years Ended December 31, 2015, 2014 and 2013

	Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
(in millions)	2015	2014	2013	Increase (Decrease) %	Increase (Decrease) %
Net sales	$8,717.7	$7,406.5	$5,652.4	17.7%	31.0%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	7,160.3	6,180.9	4,736.8	15.8%	30.5%
Distribution expenses	521.8	426.2	314.2	22.4%	35.6%
Selling and administrative expenses	853.9	689.1	548.2	23.9%	25.7%
Depreciation and amortization	56.9	37.6	17.1	51.3%	119.9%
Merger and integration expenses	34.9	75.1	—	(53.5)%	*
Restructuring charges	11.3	4.0	37.9	182.5%	(89.4)%
Operating income (loss)	78.6	(6.4)	(1.8)	*	*
Interest expense, net	27.0	14.0	—	92.9%	*
Other expense (income), net	6.7	1.2	(2.2)	*	*
Income (loss) from continuing operations before income taxes	44.9	(21.6)	0.4	*	*
Income tax expense (benefit)	18.2	(2.1)	0.4	*	*
Income (loss) from continuing operations	26.7	(19.5)	0.0	*	*
Income (loss) from discontinued operations, net of income taxes	—	(0.1)	0.2	*	*
Net income (loss)	$26.7	$(19.6)	$0.2	*	*
* - not meaningful
Net Sales

•
2015 compared to 2014: Net sales increased due primarily to the net sales contribution of $1,798.8 million, or 24.3%, from the Merger. Excluding the impact of the Merger, net sales declined by $487.6 million, or 6.6%, due to declines in the Print, Publishing and Facility Solutions reportable segments. See the “Segment Results” section for additional discussion. Effective January 1, 2016, the Company harmonized its shipping terms to be f.o.b. destination. Previously, certain revenue transactions for the legacy xpedx business were designated as f.o.b. shipping point. Management determined that any shipments in transit at December 31, 2015 would honor the f.o.b. destination terms resulting in a reduction of $27.0 million in net sales for the year ended December 31, 2015. This change in shipping terms primarily impacts the Print and Publishing segments as they have a larger percentage of revenue derived from direct shipment from the supplier to the customer.

•
2014 compared to 2013: Net sales increased due primarily to the net sales contribution of $2,040.5 million, or 36.1%, from the Merger and due to an increase in legacy xpedx Packaging segment sales of 2.9%. These increases were partially offset by an 8.2% decrease in net sales in the legacy xpedx Print, Publishing and Facility Solutions segments. See the “Segment Results” section for additional discussion.

Cost of Products Sold

•
2015 compared to 2014: Cost of products sold increased due primarily to incremental costs of $1,456.3 million, or 23.6%, attributable to the Merger. This increase was partially offset by a $476.9 million, or 7.7%, decrease in cost of products sold primarily driven by a decline in sales as previously discussed. The above-noted change in shipping terms resulted in a reduction to cost of products sold of $24.4 million for the year ended December 31, 2015.

•
2014 compared to 2013: Cost of products sold increased due primarily to incremental costs of $1,677.3 million, or 35.4%, attributable to the Merger. This increase was partially offset by a 4.9% decrease in legacy xpedx cost of products sold. The percentage decrease in cost of products sold was driven by a decline in Facilities Solutions, Print and Publishing cost of products sold. The declines in the three segments were driven primarily by declines in sales volume.

Distribution Expenses

•
2015 compared to 2014: Distribution expenses increased due primarily to incremental expenses of $121.8 million, or 28.6%, attributable to the Merger. Excluding the impact of the Merger, distribution expenses decreased by $26.2 million, or 6.1%. The decline was driven by (i) a $16.8 million decrease in vehicle operation expenses due primarily to reductions in fuel and third-party freight expenses, (ii) a $4.7 million decrease in facilities expenses primarily driven by warehouse consolidations, (iii) a $1.8 million decrease in personnel costs due to lower sales volumes, (iv) a $1.1 million decrease in temporary labor and (v) a $1.8 million decrease in various other expenses.

•
2014 compared to 2013: Distribution expenses increased due primarily to incremental expenses of $131.4 million, or 41.8%, attributable to the Merger. This increase was partially offset by a 6.2% decrease in legacy xpedx distribution expenses. The decline in legacy xpedx distribution expenses was driven by (i) an $11.3 million decrease in vehicle operation expenses due primarily to a reduction in third-party freight expense, (ii) a $4.1 million decrease in personnel costs driven by a reduction in headcount and (iii) a $3.3 million one-time benefit related to a change in Veritiv’s vacation policy.

Selling and Administrative Expenses

•
2015 compared to 2014: Selling and administrative expenses increased due primarily to incremental expenses of $194.7 million, or 28.3%, from the Merger. Excluding the impact of the Merger, selling and administrative expenses decreased by $29.9 million, or 4.3%. The decrease was primarily attributed to (i) a $16.4 million decrease in personnel costs driven primarily by a restructuring of the corporate general and administrative functions, (ii) a $7.7 million decline in bad debt expense primarily driven by the Print segment, (iii) a $4.6 million benefit related to the removal of International Paper overhead allocations, and (iv) a $1.2 million decrease in various other expenses. The above noted change in shipping terms resulted in a reduction to selling and administrative expenses of $0.8 million for the year ended December 31, 2015.

•
2014 compared to 2013: Selling and administrative expenses increased due primarily to incremental expenses of $191.9 million, or 35.0%, from the Merger. This increase was partially offset by a $51.0 million decrease in legacy xpedx selling and administrative expenses. The decrease in legacy xpedx selling and administrative expenses is primarily attributed to: (i) a $29.9 million reduction in allocated expenses from International Paper, (ii) a $9.6 million one-time benefit related to the change in the vacation policy previously noted, (iii) a $4.0 million decrease in personnel costs due to a reduction in headcount, (iv) a $4.0 million decrease in sales professional training, (v) a $2.4 million reduction in IT project spending and (vi) a $1.1 million decline in various other expenses.

Depreciation and Amortization Expenses

•	2015 compared to 2014: Depreciation and amortization expenses increased due primarily to the Merger.

•
2014 compared to 2013: Depreciation and amortization expenses increased due primarily to incremental expenses of $19.0 million, or 111.1%, attributable to the Merger. Legacy xpedx depreciation and amortization expenses increased an additional 8.8% due primarily to an increase in capital leases for tractor-trailer power units.

Merger and Integration Expenses
During the year ended December 31, 2015, Veritiv incurred costs to integrate the combined businesses of xpedx and Unisource.  Integration expenses include professional services and project management fees, retention compensation, information technology conversion costs, rebranding costs and other costs to integrate the combined businesses of xpedx and Unisource.

During the year ended December 31, 2014, Veritiv incurred merger and integration expenses related primarily to:  advisory, legal and other professional fees directly associated with the Merger; integration-related professional services and project management fees; retention compensation; termination benefits (including change-in-control bonuses); rebranding and other costs to integrate the combined businesses of xpedx and Unisource.  See Note 3 of the Notes to Consolidated and Combined Financial Statements for a breakdown of the major components of these costs.
Restructuring Charges
For the years ended December 31, 2015 and 2014, restructuring charges related primarily to Veritiv's restructuring of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. During the fourth quarter of 2014, the Company initiated the process of consolidating warehouse and customer service locations of the legacy organizations, as well as realigning its field and sales management function. As a result, the Company incurred restructuring charges for employee termination benefits, asset impairments and other direct costs. See Note 3 of the Notes to the Consolidated and Combined Financial Statements for additional details. The Company may continue to record restructuring charges in the future as integration activities progress.

Restructuring charges for the year ended December 31, 2013 related to xpedx's multi-year restructuring plan to (i) optimize the warehouse network, (ii) improve the efficiency of the sales team and (iii) reorganize the procurement function. During 2013, six locations were closed related to this plan. As a result of the 2013 and prior year closures, xpedx incurred restructuring charges for severance and other termination benefits, facility closure costs, gains on sales of fixed assets and other direct costs. See Note 3 of the Notes to the Consolidated and Combined Financial Statements for additional details.

Interest Expense, Net
Interest expense, net in 2015 consisted of (i) $18.7 million of interest expense on the ABL Facility, (ii) $4.4 million for amortization of deferred financing costs related to the ABL Facility and (iii) $3.9 million in miscellaneous interest expense. The increase in 2015 is due primarily to 2015 having a full year of expense while 2014 only had six months of expense. Prior to the Merger, xpedx did not incur any interest expense.

Effective Tax Rate
Veritiv's effective tax rate was 40.5%, 9.7% and 100.0% for the years ended December 31, 2015, 2014 and 2013 respectively. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 35% primarily relates to changes in the valuation allowance against deferred tax assets, non-deductible expenses, and state income taxes. Additionally, the effective tax rate for the year ended 2015 includes the recognition of a $1.2 million U.S. tax benefit with respect to a foreign exchange loss on the capitalization of an intercompany loan with the Company's Canadian subsidiary. The historic volatility of the Company's effective tax rate has been primarily due to both the low level of pre-tax income as well as variations in the Company's income (loss) by jurisdiction. Over time and with increasing pre-tax income, the Company estimates its effective tax rate will trend toward approximately 40%. However, the effective tax rate may vary significantly due to potential fluctuations in the amount and source (foreign or domestic) of pre-tax income and changes in amounts of non-deductible expenses and other items that could impact the effective tax rate. See Note 8 of the Notes to the Consolidated and Combined Financial Statements for additional details.

Segment Results
Due to the shared nature of the distribution network, distribution expenses are not a specific charge to each segment, but are instead allocated to each segment based primarily on operational metrics that correlate with changes in volume. Accordingly, distribution expenses allocated to each segment are highly interdependent on the results of other segments. Lower volume in any segment that is not offset by a reduction in distribution expenses can result in the other segments absorbing a larger share of distribution expenses. Conversely, higher volume in any segment can result in the other segments absorbing a smaller share of distribution expenses. The impact of this at the segment level is that the changes in distribution expense trends may not correspond with volume trends within a particular segment.

The Company sells thousands of products. In the Print, Packaging and Facility Solutions segments, Veritiv is unable to compute the impact of changes in sales volume based on changes in sales of each individual product. Rather, the Company assumes that the margin stays constant and estimates the volume impact based on changes in cost of products sold as a proxy for the change in sales volume. After any other significant sales variances are identified, the remaining sales variance is attributed to price/mix.

The Company believes that the decline in paper and related products is due to the widespread use of electronic media and permanent product substitution, more e-commerce, less print advertising, fewer catalogs and a reduced volume of direct mail, among other factors. This trend is expected to continue and will place continued pressure on the Company’s revenues and profit margins and make it more difficult to maintain or grow Adjusted EBITDA within the Print and Publishing segments.

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments reconciled to the combined totals:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Year Ended December 31, 2015
Net sales	$3,271.8	$1,215.5	$2,829.9	$1,289.3	$111.2	$8,717.7
Adjusted EBITDA	$79.0	$34.7	$212.6	$41.7	$(186.0)	$182.0
Adjusted EBITDA as a % of net sales	2.4%	2.9%	7.5%	3.2%	*	2.1%

Year Ended December 31, 2014
Net sales	$2,956.1	$1,075.5	$2,259.4	$1,070.3	$45.2	$7,406.5
Adjusted EBITDA	$55.4	$27.1	$157.0	$33.6	$(151.1)	$122.0
Adjusted EBITDA as a % of net sales	1.9%	2.5%	6.9%	3.1%	*	1.6%

Year Ended December 31, 2013
Net sales	$2,399.6	$807.9	$1,600.3	$844.6	$—	$5,652.4
Adjusted EBITDA	$43.9	$16.4	$117.9	$14.4	$(118.4)	$74.2
Adjusted EBITDA as a % of net sales	1.8%	2.0%	7.4%	1.7%	—	1.3%
* - not meaningful

Print

The table below presents selected data with respect to the Print segment:

	Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
(in millions)	2015	2014	2013	Increase (Decrease) %	Increase (Decrease) %
Net sales	$3,271.8	$2,956.1	$2,399.6	10.7%	23.2%
Adjusted EBITDA	$79.0	$55.4	$43.9	42.6%	26.2%
Adjusted EBITDA as a % of net sales	2.4%	1.9%	1.8%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2015 vs. 2014	2014 vs. 2013
Volume	$(339.8)	$(167.1)
Foreign currency	(20.0)	(0.6)
Price/Mix	27.5	(9.3)
Merger	656.9	733.5
Other	(8.9)	—
	$315.7	$556.5

Comparison of the Years Ended December 31, 2015 and December 31, 2014
The net sales increase is due primarily to the net sales contribution of $656.9 million from the Merger. This increase was partially offset by an 11.5% decrease in the net sales of legacy xpedx operations due to a 4.3% decline from strategic decisions to exit certain unprofitable customers made earlier in the year and the continued erosion in sales volume due to the secular decline in the paper industry. The change in shipping terms discussed previously resulted in an $8.9 million reduction in 2015 revenue.

The Merger contributed $2.5 million to Adjusted EBITDA. Excluding the Merger, Adjusted EBITDA increased by $21.1 million. The improvement was driven primarily by (i) a $21.7 million increase from improved product mix, (ii) a $20.4 million decrease in personnel costs which included a $6.5 million decrease in commissions expense due to a change in sales commission allocations to the segments, (iii) a $19.0 million decrease in distribution expenses due to lower sales volume, (iv) a $3.0 million decrease in sales training programs and related project spend, (v) a $1.6 million decrease in facility expenses primarily attributable to rent and leases, (vi) a $1.5 million decrease in bad debt and (vii) a $1.5 million decrease in various other expenses. The improvement was partially offset by a $47.6 million reduction from the decline in sales volume. The change in the sales commission allocations also impacted the Packaging and Facility Solutions segments as described below.

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

Publishing

The table below presents selected data with respect to the Publishing segment:

	Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
(in millions)	2015	2014	2013	Increase (Decrease) %	Increase (Decrease) %
Net sales	$1,215.5	$1,075.5	$807.9	13.0%	33.1%
Adjusted EBITDA	$34.7	$27.1	$16.4	28.0%	65.2%
Adjusted EBITDA as a % of net sales	2.9%	2.5%	2.0%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2015 vs. 2014	2014 vs. 2013
Volume	$(69.3)	$(50.9)
Foreign currency	(1.7)	—
Price/Mix	(9.8)	(7.4)
Merger	232.7	325.9
Other	(11.9)	—
	$140.0	$267.6

Comparison of the Years Ended December 31, 2015 and December 31, 2014
The net sales increase is due primarily to the net sales contribution of $232.7 million from the Merger. Excluding the Merger, net sales decreased 8.6% due to continued erosion in sales volume due to the secular decline in the paper industry. The change in shipping terms discussed previously resulted in an $11.9 million reduction in 2015 revenue.

The Merger contributed $6.4 million to Adjusted EBITDA. Excluding the Merger, Adjusted EBITDA increased by $1.2 million. Improvements were driven by (i) a $3.6 million increase from improved product mix, (ii) a $1.7 million decrease in personnel costs driven by a decline in commissions due to the decline in revenue and (iii) a $0.2 million decrease in distribution expenses. These improvements were partially offset by (i) a $4.2 million reduction from the decline in sales volume and (ii) a $0.1 million increase in various other expenses.

Comparison of the Years Ended December 31, 2014 and December 31, 2013
Net sales increased due primarily to the net sales contribution of $325.9 million from the Merger. This increase was partially offset by a 7.2% decrease in the net sales of legacy xpedx operations, due primarily to a 6.3% decline in volume driven by (i) the loss of three large customers which comprised 2.8% of the decline in sales and (ii) a continued decrease in volume at existing customers due to both structural demand decline and market price decreases for the products sold by the Company.

Adjusted EBITDA increased by $10.8 million as a result of the Merger. The change in legacy xpedx Adjusted EBITDA during this period was minimal.

Packaging

The table below presents selected data with respect to the Packaging segment:

	Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
(in millions)	2015	2014	2013	Increase (Decrease) %	Increase (Decrease) %
Net sales	$2,829.9	$2,259.4	$1,600.3	25.3%	41.2%
Adjusted EBITDA	$212.6	$157.0	$117.9	35.4%	33.2%
Adjusted EBITDA as a % of net sales	7.5%	6.9%	7.4%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2015 vs. 2014	2014 vs. 2013
Volume	$13.0	$67.4
Foreign currency	(33.4)	(2.7)
Price/Mix	25.1	(18.7)
Merger	570.7	613.1
Other	(4.9)	—
	$570.5	$659.1

Comparison of the Years Ended December 31, 2015 and December 31, 2014
The net sales increase is due primarily to the net sales contribution of $570.7 million from the Merger. Excluding the impact of changes in foreign currency exchange rates and the Merger, net sales increased 1.5% due to increases in corrugated and cushioning product sales. The change in shipping terms discussed previously resulted in a $4.9 million reduction in 2015 revenue.

Adjusted EBITDA increased by $43.1 million as a result of the Merger. Excluding the Merger, Adjusted EBITDA increased by $12.5 million due to (i) a $24.5 million improvement in product mix that was partially driven by procurement synergies, (ii) a $2.1 million decrease in distribution expenses primarily attributable to decreases in third-party freight and fuel expenses and (iii) a $2.9 million increase from the improvement in sales volume. These improvements were partially offset by (i) a $11.2 million increase in selling and administrative personnel costs which was partially attributable to a $3.6 million increase in commissions expense due to the change in the sales commission allocations to the segments, (ii) a $3.0 million decline due to the strengthening of the U.S. dollar and (iii) a $2.8 million increase in various other expenses.

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

Adjusted EBITDA increased by $50.2 million as a result of the Merger. The legacy xpedx Adjusted EBITDA declined by $11.1 million as a result of (i) a $17.3 million decline in product mix, (ii) an $8.7 million increase in distribution expenses driven by an increase in sales volume, and (iii) a $4.6 million increase in personnel expenses. These cost increases were offset by (i) a $15.1 million increase from the improvement in sales volume and (ii) a $4.4 million decline in various other expenses.

Facility Solutions

The table below presents selected data with respect to the Facility Solutions segment.

	Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
(in millions)	2015	2014	2013	Increase (Decrease) %	Increase (Decrease) %
Net sales	$1,289.3	$1,070.3	$844.6	20.5%	26.7%
Adjusted EBITDA	$41.7	$33.6	$14.4	24.1%	133.3%
Adjusted EBITDA as a % of net sales	3.2%	3.1%	1.7%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2015 vs. 2014	2014 vs. 2013
Volume	$(50.3)	$(107.2)
Foreign currency	(23.3)	(0.3)
Price/Mix	5.9	10.4
Merger	288.0	322.8
Other	(1.3)	—
	$219.0	$225.7

Comparison of the Years Ended December 31, 2015 and December 31, 2014
The net sales increase is due primarily to the net sales contribution of $288.0 million from the Merger. Excluding the impact of changes in foreign currency exchange rates and the Merger, net sales decreased 4.2%, primarily due to the loss of four large customers. The change in shipping terms discussed previously resulted in a $1.3 million reduction in 2015 revenue.

Adjusted EBITDA increased by $12.3 million as a result of the Merger. Excluding the Merger, Adjusted EBITDA decreased by $4.2 million due to (i) a $11.3 million decrease due to the reduction in sales volume, (ii) a $4.7 million increase in personnel expenses, which was partially attributable to a $2.9 million increase in commissions expense due to the change in the sales commission allocations to the segments and (iii) a $1.7 million increase in various other expenses. These drivers were partially offset by (i) an $8.7 million decrease in distribution expenses due to lower sales volumes and (ii) a $4.8 million increase from the improvement in product mix.

Comparison of the Years Ended December 31, 2014 and December 31, 2013
Net sales increased due primarily to the net sales contribution of $322.8 million from the Merger. This increase was offset by an 11.5% decline in legacy xpedx net sales. The decline in legacy xpedx sales is primarily driven by attrition with five customers comprising 8.4% of the decline.

Adjusted EBITDA increased by $16.1 million as a result of the Merger. The legacy xpedx Adjusted EBITDA increased by $3.1 million driven primarily by (i) a $10.8 million reduction in distribution expenses due to a reduction in sales volume, (ii) a $12.6 million impact from cost of products sold declining faster than net sales and (iii) a $1.4 million decline in selling and administrative costs primarily due to less sales commissions resulting from the decline in sales. The improvement was partially offset by a $21.7 million reduction in Adjusted EBITDA driven primarily by the decline in net sales volume.

Corporate & Other

Comparison of the Years Ended December 31, 2015 and December 31, 2014
The net sales increase is due to the net sales contribution of $50.5 million from the Merger and continued growth in logistics services.
Adjusted EBITDA decreased by $49.8 million as a result of the Merger. Excluding the Merger, Adjusted EBITDA improved by $14.9 million. This improvement was attributable to (i) a $12.9 million decrease in personnel expenses driven by restructuring initiatives, (ii) a $4.6 million reduction in allocated expenses from International Paper and (iii) a $1.8 million increase due to higher logistics services sales. The improvement was partially offset by (i) a $1.4 million increase in outsourced services driven by the outsourcing of payroll services, (ii) a $0.8 million increase in distribution expenses, and (iii) a $2.2 million increase in various other expenses.

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

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility.     The following table sets forth a summary of cash flows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Net cash provided by (used for):
Operating activities	$113.0	$5.0	$52.2
Investing activities	(44.1)	19.9	13.2
Financing activities	(70.4)	23.0	(76.6)
Operating Activities
2015 compared to 2014: Net cash provided by operating activities increased by $108.0 million compared to last year. The improvement resulted from a $95.5 million increase in net income (loss) after adjusting for non-cash items such as depreciation and amortization and an $11.4 million improvement in changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by a decline in sales volume and was partially offset by an investment in inventory during the transition period as the Company consolidates vendors.

2014 compared to 2013: Net cash provided by operating activities decreased by $47.2 million compared to 2013. Cash provided by operating activities in 2014 was negatively impacted by approximately $58.4 million of cash outflows for merger and integration expenses.

Investing Activities
2015 compared to 2014: For 2015, net cash used for investing activities primarily relates to $29.4 million of integration-related capital expenditures and $15.0 million of ordinary capital expenditures. For 2014, net cash provided by investing activities primarily relates to $31.8 million of net cash acquired from the Merger and $4.8 million of proceeds from asset sales, partially offset by $17.2 million of capital expenditures.

Ordinary capital expenditures for 2016 are expected to be in the range of $20.0 million to $30.0 million, with another $10.0 million to $20.0 million of integration-related capital expenditures during 2016.
2014 compared to 2013: Net cash provided by investing activities increased by $6.7 million due primarily to the net cash acquired from the Merger. This increase was partially offset by higher capital expenditures and lower proceeds from sales of assets as compared to 2013.

Financing Activities
2015 compared to 2014: In 2015, net repayments on the ABL Facility were $47.0 million compared to net proceeds of $847.8 million in 2014. Borrowings on the ABL Facility were higher in 2014 due to funding activities associated with the Spin-off and Merger, including a $432.8 million payment to former Parent and a $303.9 million payment to extinguish Unisource's Senior Credit Facility. Payments under capital leases and financing obligations to related party were higher in 2015 due to a full year of activity compared to six months in 2014. The net repayments on the ABL Facility in 2015 were funded by cash flows from operations.

2014 compared to 2013: Net cash provided by financing activities was $23.0 million compared to net cash used for financing activities of $76.6 million for the prior year period. The activity in 2014 includes net proceeds from the ABL Facility, as described below, partially offset by $493.1 million of net cash transfers to Parent and $22.4 million of deferred financing fee payments related to the ABL Facility.

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

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At December 31, 2015 and December 31, 2014, the above test was not applicable and is not expected to be applicable in 2016.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of December 31, 2015, the available additional borrowing capacity under the ABL Facility was approximately $410.7 million.

Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker’s acceptance rate or base rate plus a margin rate. At December 31, 2015 and December 31, 2014, the weighted-average borrowing interest rates were 2.5% and 2.0% respectively.

Veritiv's ability to fund its capital needs will depend on its ongoing ability to generate cash from operations, borrowings under the ABL Facility and funds received from capital markets offerings. If Veritiv's cash flows from operating activities are lower than expected, the Company will need to borrow under the ABL Facility and may need to incur additional debt or issue additional equity. Although management believes that the arrangements currently in place will permit Veritiv to finance its operations on acceptable terms and conditions, the Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (i) the liquidity of the overall capital markets and (ii) the current state of the economy.

Veritiv's management expects that the Company's primary future cash needs will be for working capital, capital expenditures, contractual commitments and strategic investments. Additionally, management expects that cash provided by operating activities and available capacity under the ABL Facility will provide sufficient funds to operate the business and meet other liquidity needs.

The Company currently expects costs associated with achieving anticipated cost savings and other synergies from the Spin-off and Merger to be approximately $225 million over a five-year period from the Distribution Date, including approximately $55 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. Through December 31, 2015, costs incurred were approximately $138 million, including approximately $41 million for capital expenditures.

Off-Balance Sheet Arrangements
Veritiv does not have any off-balance sheet arrangements as of December 31, 2015, other than the operating lease obligations addressed below under Contractual Obligations and the letters of credit under the ABL Facility as discussed above. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The table below summarizes the Company's contractual obligations as of December 31, 2015:

	Payment Due by Period
(in millions)	2016	2017 – 2018	2019 – 2020	After 2020	Total
Equipment capital lease obligations (1)	$3.6	$3.7	$0.6	$0.1	$8.0
Financing obligations to related party (1,2)	16.2	24.6	—	—	40.8
Operating lease obligations (3)	79.5	120.9	81.9	91.0	373.3
ABL Facility (4)	19.5	39.0	805.2	—	863.7
Deferred compensation (5)	2.8	5.2	4.8	12.9	25.7
TRA contingent liability (6)	7.4	19.9	12.9	43.7	83.9
Total	$129.0	$213.3	$905.4	$147.7	$1,395.4
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
(4) The ABL Facility will mature and the commitments thereunder will terminate after July 1, 2019. Interest payments included here were estimated using a simple interest method based on the year-end December 31, 2015 ABL Facility outstanding balance of $795.5 million and its corresponding year-end weighted average interest rate of 2.5%. The 2019 payment amount shown above includes an estimated $795.5 million of principal balance.
(5) Deferred compensation obligation relates to Unisource's legacy deferred compensation plans and reflects gross cash payment amounts due.
(6) TRA contingent liability reflects gross cash payment amounts due to related party.

See Note 5, Note 7, Note 10 and Note 11 of the Notes to Consolidated and Combined Financial Statements for additional information related to these obligations.

During September 2015, Veritiv entered into a build-to-suit arrangement for a new facility in the Greater Toronto Area, thus allowing the Company to consolidate three operating locations into one facility. The Company expects to take possession of the facility during the second quarter of 2017. Lease payments will begin once the construction is complete. Expected minimum future lease payments of approximately $39.7 million, expected to begin in the second quarter of 2017, are not included in the table above. The lease term is expected to cover the period May 2017 through April 2032.
The table above does not include future expected pension benefit payments. Information related to the amounts of these future payments is described in Note 10 of the Notes to Consolidated and Combined Financial Statements. The table above also excludes the liability for uncertain tax positions and for the Veritiv Deferred Compensation Savings Plan as the Company cannot predict with reasonable certainty the timing of future cash outflows associated with these liabilities.

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

Revenue is recorded at the time of shipment for customer terms designated free on board ("f.o.b") shipping point. For sales transactions with customers designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, when title and risk of loss are transferred. Shipping terms are determined on a customer-by-customer or order-by-order basis. Effective January 1, 2016, the Company harmonized its shipping terms to be f.o.b. destination. Management determined that any shipments in transit at December 31, 2015 would honor the f.o.b. destination terms resulting in a reduction of $27.0 million and $1.8 million to net sales and operating income, respectively, for the year ended December 31, 2015.

Certain revenues are derived from shipments arranged by the Company made directly from a manufacturer to a customer. The Company is considered to be a principal to these transactions because, among other factors, it controls pricing to the customer and bears the credit risk of the customer defaulting on payment and is the primary obligor. Revenues from these sales are reported on a gross basis in the Consolidated and Combined Statements of Operations and amounted to $3.3 billion, $2.9 billion and $2.4 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

Merger and Integration Expenses

The Company's Consolidated and Combined Statements of Operations includes a line item titled, "Merger and Integration Expenses".  Merger and Integration Expenses is not a defined term in GAAP, thus management must use judgment in determining whether a particular expense should be classified as a merger and integration expense.  Management believes its accounting policy for merger and integration expenses is critical because these costs are expected to be significant over the next few years, will generally involve cash expenditures, are not defined in GAAP, are excluded in determining compliance with the Company's ABL Facility, and are excluded in determining management compensation.

Under Veritiv's accounting policy for merger and integration expenses, merger expenses include advisory, legal and other professional fees directly associated with the Merger. Integration expenses include professional services and project management fees, retention compensation, information technology conversion costs, certain termination benefits (including change-in-control bonuses), rebranding and other costs to integrate the combined businesses of xpedx and Unisource. See Note 3 of the Notes to Consolidated and Combined Financial Statements for a breakdown of the major components of these expenses.

Merger and integration expenses are differentiated from restructuring charges as restructuring charges primarily relate to contract termination costs, involuntary termination benefits and other direct costs associated with consolidating facilities and reorganizing functions.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the best estimate of losses inherent in the Company's accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding the customer’s credit worthiness. Veritiv performs ongoing evaluations of its customers’ financial condition and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by its review of their current financial information. The Company continuously monitors collections from its customers and maintains a provision for estimated credit losses based upon the customers’ financial condition, collection experience and any other relevant customer specific information. Veritiv's assessment of this and other information forms the basis of its allowances.

If the financial condition of Veritiv's customers deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be deemed appropriate or required. If the allowance for doubtful accounts changed by 0.1% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.1 million.

Inventories

Veritiv records inventory at the lower of LIFO cost or market value. The Company reduces the value of obsolete and inactive inventory based on the difference between the LIFO cost of the inventory and the estimated market value using assumptions of future demand and market conditions. To estimate the net realizable value, management considers factors such as age of the inventory, the nature of the products, the quantity of items on-hand relative to sales trends, current market prices and trends in pricing, the ability to use excess supply in another channel, historical write-offs and expected residual values or other recoveries.  If actual demand or market conditions are less favorable than those projected by management or if the integration of the legacy businesses results in the identification of additional inventory to be disposed of for less than cost, additional charges may be required.

Impairment or Disposal of Long-Lived Assets and Goodwill

A long-lived asset is potentially impaired when the asset’s carrying amount exceeds its expected future undiscounted cash flows. When this situation occurs, the Company must estimate the fair value of the long-lived asset and reduce the carrying amount to the fair value if it is less than the carrying amount. A goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairments of long-lived assets and goodwill are made annually in the fourth quarter, and when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations.

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

For the year ended December 31, 2015, impairment charges were recorded for certain long-lived assets as part of the Company's restructuring efforts. See Note 3 of the Notes to Consolidated and Combined Financial Statements. Also during the fourth quarter of 2015, the Company recorded a $1.9 million impairment to the Facility Solutions goodwill. See Note 4 of the Notes to Consolidated and Combined Financial Statements. No long-lived asset or goodwill impairment charges were recorded during the years ended 2014 and 2013. The estimated fair values of Veritiv's other segments that have goodwill substantially exceeded their carrying values.

Employee Benefit Plans

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit plans and Supplemental Executive Retirement Plans ("SERP") in the U.S. and Canada. These plans were frozen prior to the Merger. See Note 10 of the Notes to Consolidated and Combined Financial Statements for more information about these plans.

Management is required to make certain critical estimates related to actuarial assumptions used to determine the Company's pension expense and related obligation. The Company believes the most critical assumptions are related to (i) the discount rate used to determine the present value of the liabilities and (ii) the expected long-term rate of return on plan assets.

All of the actuarial assumptions are reviewed annually. Changes in these assumptions could have a material impact on the measurement of pension expense and the related obligation.

At each measurement date, management determines the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments anticipated to be made under the plans. As of December 31, 2015, the weighted-average discount rates used to compute the benefit obligations were 4.05% and 4.00% for the U.S. and Canadian plans, respectively.

The expected long-term rate of return on plan assets is based upon the long-term outlook of the investment strategy as well as historical returns and volatilities for each asset class. Veritiv also reviews current levels of interest rates and inflation to assess the reasonableness of the long-term rates. The Company's pension plan investment objective is to ensure all of its plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate the pension expense for the year ended 2015 was 7.15% and 5.50% for the U.S. and Canadian plans, respectively.

The following illustrates the effects of a 1% change in the discount rate or return on plan assets on the 2015 net periodic pension cost and projected benefit obligation (in millions):

Assumption	Change	Net Periodic Benefit Cost	Projected Benefit Obligation
Discount rate	1% increase	$0.0	$(2.4)
	1% decrease	0.8	3.7
Return on plan assets	1% increase	(1.4)	N/A
	1% decrease	1.3	N/A

See Note 10 of the Notes to Consolidated and Combined Financial Statements for a comprehensive discussion of Veritiv's pension and post-retirement benefit expense, including a discussion of the actuarial assumptions, the policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components.

Fair Value of Nonfinancial Assets and Liabilities

Veritiv defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company measures certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include assets acquired and liabilities assumed in an acquisition, and property and equipment and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. Given the nature of nonfinancial assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require a revision to estimates and could result in future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that have been recorded for the fair values of assets and liabilities in connection with business combinations. These adjustments could have a material impact on Veritiv's financial condition and results of operations.

Income Taxes

Veritiv's income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Veritiv records its global tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where treatment of a position is uncertain, liabilities are recorded based upon an evaluation of the more likely than not outcome considering technical merits of the position. Changes to recorded liabilities are made only when an identifiable event occurs that alters the likely outcome, such as settlement with the relevant tax authority or the expiration of statutes of limitation for the subject tax year. Significant judgments and estimates are required in determining the consolidated income tax expense.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and amount of valuation allowances against deferred tax assets. The realization of these assets is dependent on generating sufficient future taxable income.

Veritiv's most significant deferred tax asset is for net operating loss ("NOL") carryforwards. The NOL carryforwards at December 31, 2015 available to offset future taxable income primarily consist of $216.3 million, $214.2 million and $41.0 million in federal, state and foreign (primarily Canada) NOL carryforwards, respectively. In order to fully utilize these NOL carryforwards, Veritiv must generate taxable income prior to the expiration of these carryforwards. The NOL carryforwards will expire at various dates from 2016 to 2035, with the exception of certain foreign NOL carryforwards that do not expire.

The Merger resulted in a significant change in the ownership of Veritiv, which, pursuant to the Internal Revenue Code Section 382, imposes annual limits on Veritiv’s ability to utilize its U.S. federal and state NOL carryforwards. Veritiv’s NOL carryforwards will continue to be available to offset taxable income (until such NOL carryforwards are either utilized or expire) subject to the Section 382 annual limitation increased for built-in gains recognized within a 60-month period following the ownership change to the extent of total unrealized built-in gains. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years.

As of December 31, 2015 and December 31, 2014 Veritiv had valuation allowances of $21.8 million and $41.8 million respectively, established against its federal, state, and foreign NOL carryforwards and other foreign deferred tax assets. These valuation allowances have been established in part due to the Section 382 limitations resulting from the Merger and subsequent ownership change, and in part due to Veritiv’s expected inability to utilize the NOL carryforwards prior to their expiration. As of December 31, 2015 and December 31, 2014, approximately $15.5 million and $15.7 million, respectively, of the valuation allowance is against Veritiv's foreign NOL carryforwards and other foreign deferred tax assets.

In analyzing the future realization of Veritiv's deferred tax assets by jurisdiction, management evaluated all available positive and negative evidence and determined that it was more likely than not that the remaining deferred tax assets will be realized. In this analysis, management has considered its cumulative income or loss for the three most recent years (including the historical stand-alone results of the pre-merger companies), forecast of income excluding reversing temporary differences, reversals of taxable and deductible temporary differences, projected future taxable income, available tax-planning strategies, and results of recent operations. In projecting future taxable income, management begins with historical results and incorporates assumptions about the amount of future federal, state and foreign pre-tax operating income. The assumptions about future taxable income require significant judgment and are consistent with Veritiv's plans and estimates used to manage the underlying businesses.

As a result of its cumulative three-year income, results of recent operations and the forecast of future taxable income, Veritiv believes the positive evidence outweighs the negative evidence. Therefore, Veritiv currently believes that it is more likely than not that the remaining net deferred tax assets by jurisdiction will be realized. Should Veritiv fail to generate sufficient income in the future, an additional valuation allowance may be required. Future changes in the valuation allowance, if required, should not affect Veritiv's liquidity or compliance with any existing debt covenants.

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

Veritiv's effective tax rate was 40.5%, 9.7% and 100.0% for the years ended December 31, 2015, 2014 and 2013, respectively. If the effective tax rate used for financial reporting purposes changed by 1.0%, Veritiv would have recognized an increase or decrease to income taxes of approximately $0.4 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively, with no change to income taxes for the year ended December 31, 2013. The historic volatility of the Company's effective tax rate has been primarily due to both the low level of pre-tax income as well as variations in the Company's income (loss) by jurisdiction. Over time and with increasing pre-tax income, the Company estimates its effective tax rate will trend toward approximately 40%. However, the effective tax rate may vary significantly due to potential fluctuations in the amount and source (foreign or domestic) of pre-tax income, changes in valuation allowances, changes in amounts of non-deductible expenses and other items that could impact the effective tax rate.

All of the cash held by our non-U.S. subsidiaries is available for general corporate purposes. Veritiv considers the earnings of certain non-U.S. subsidiaries to be permanently invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and management's specific plans for reinvestment of those subsidiary earnings. The table below summarizes the Company's cash positions as of December 31, 2015 and 2014:

	As of December 31,
(in millions)	2015	2014
Cash held in the U.S.	$43.3	$47.7
Cash held in foreign subsidiaries	11.1	9.9
Total Cash	$54.4	$57.6

As of December 31, 2015, Veritiv’s tax basis exceeded its financial reporting basis in certain investments in non-U.S. subsidiaries. The Company does not believe these temporary differences will reverse in the foreseeable future and, therefore, no deferred tax asset has been recognized with respect to these basis differences. Additionally, U.S. income tax has not been recognized on the excess of the amount of financial reporting basis over the tax basis of investments in non-U.S. subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or under certain other circumstances. The amount of such temporary differences totaled $30.5 million as of December 31, 2015. If recorded, the estimated income and withholding tax liability associated with these temporary differences is approximately $10.0 million. The estimated tax liability may be reduced by foreign tax credits upon repatriation.

Pursuant to the Tax Receivable Agreement, we are generally obligated to pay the UWWH Stockholder an amount equal to 85% of the U.S. federal, state and Canadian income tax savings, if any, that we actually realize with respect to taxable periods (or portions thereof) beginning after the date of the Merger as a result of the utilization of Unisource’s net operating losses attributable to taxable periods prior to the date of the Merger. The utilization of Unisource’s NOLs, tax credits and other tax attributes depends on the timing and amount of taxable income earned by our company in the future and a lack of future taxable income would adversely affect our ability to utilize these tax attributes. For purposes of the Tax Receivable Agreement, Veritiv’s income tax savings will generally be computed by comparing Veritiv’s actual aggregate U.S. federal, state and Canadian income tax liability for taxable periods (or portions thereof) beginning after the date of the Merger to the amount of Veritiv’s aggregate U.S. federal, state and Canadian income tax liability for the same periods had Veritiv not been able to utilize Unisource's net operating losses attributable to taxable periods prior to the date of the Merger. The Company recorded a contingent liability associated with the Tax Receivable Agreement at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The balance of this liability at December 31, 2015 was $63.0 million. Key assumptions utilized in the discounted cash flow model included a discount rate of 5.5%, projected revenues and projected taxable income. The contingent liability is remeasured at fair value at each reporting period with the change in fair value recognized in other expense (income), net in the Company’s Consolidated and Combined Statements of Operations.

Recently Issued Accounting Standards

See Note 1 of the Notes to the Consolidated and Combined Financial Statements for information regarding recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Veritiv is exposed to the impact of interest rate changes, foreign currency fluctuations, primarily related to the Canadian dollar, and fuel price changes. The Company's objective is to identify and understand these risks and implement strategies to manage them. When evaluating potential strategies, Veritiv evaluates the fundamentals of each market and the underlying accounting and business implications. To implement these strategies, the Company may enter into various hedging or similar transactions. The sensitivity analyses presented below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions the Company may take from time to time in the future to mitigate the exposure to these or other market risks. There can be no assurance that Veritiv will manage or continue to manage any risks in the future or that any of its efforts will be successful.

Derivative Instruments

Borrowings under the ABL Facility bear interest at a variable rate, based on LIBOR or the prime rate, in either case plus an applicable margin. From time to time, Veritiv may use interest rate swap agreements to manage the variable interest rate characteristics on a portion of the outstanding debt. The Company evaluates its outstanding indebtedness, market conditions, and the covenants contained in the ABL Facility in order to determine its tolerance for potential increases in interest expense that could result from changes in variable interest rates. In July 2015 the Company entered into an interest rate cap agreement. The interest rate cap effectively limits the floating LIBOR-based portion of the interest rate. The interest rate cap expires on July 1, 2019. The initial notional amount of this agreement covered $392.9 million of the Company’s floating-rate debt at 3.0% plus the applicable credit spread. The Company paid $2.0 million for the interest rate cap agreement. Approximately $0.6 million of the amount paid represented transaction costs and was expensed immediately to earnings.

The Company designated the interest rate cap as a cash flow hedge of exposure to changes in cash flows due to changes in the LIBOR-based portion of the interest rate above 3.0% on an equivalent amount of debt. The notional amount of the cap is reduced throughout the term of the agreement to align with the expected repayment of the Company’s outstanding floating-rate debt.

At December 31, 2015, the fair value of the interest rate cap was $0.6 million. The amount expected to be reclassified from accumulated other comprehensive loss into earnings during the next 12 months is not significant. During 2015 the amount reclassified into earnings as an adjustment to interest expense was not significant.

The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in the interest rate. The Company attempts to manage exposure to counterparty credit risk primarily by selecting only counterparties that meet certain credit and other financial standards. The Company believes there has been no material change in the creditworthiness of its counterparty and believes the risk of nonperformance by such party is minimal. For additional information regarding Veritiv's interest rate swap, see Note 6 of the Notes to Consolidated and Combined Financial Statements.

Interest Rate Risk

Veritiv’s exposure to fluctuations in interest rates results primarily from its borrowings under the ABL Facility. Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker’s acceptance rate or base rate plus a margin rate. LIBOR based loans can be set for durations of one week, or for periods of one to nine months. The margin rate amount can be adjusted upward or downward based upon usage under the line in two increments of 25 basis points. Veritiv’s interest rate exposure under the ABL Facility results from changes in LIBOR, bankers’ acceptance rates, the prime/base interest rates and actual borrowings. The weighted-average borrowing interest rate at December 31, 2015 was 2.5%. Based on the average borrowings under the ABL Facility during the year ended December 31, 2015, a hypothetical 100 basis point increase in the interest rate would result in approximately $8.0 million of additional interest expense.

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

Veritiv’s significant foreign currency exposure primarily relates to fluctuations in the foreign exchange rate between the U.S. dollar and the Canadian dollar. Net sales from Veritiv’s Canadian operations for the year ended December 31, 2015 represented approximately 7% of Veritiv’s total net sales. Veritiv has not used foreign exchange currency options or futures agreements to hedge its exposure to changes in foreign exchange rates.

Fuel Price Risk

Due to the nature of Veritiv's distribution business, the Company is exposed to potential volatility in fuel prices. The cost of fuel affects the price paid for products as well as the costs incurred to deliver products to the Company's customers. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of the Company's control. Increased fuel costs may have a negative impact on the Company's results of operations and financial condition. In times of higher fuel prices, Veritiv may have the ability to pass a portion of the increased costs on to customers; however, there can be no assurance that the Company will be able to do so. Based on Veritiv's 2015 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would result in a potential increase of approximately $3.6 million in annual transportation fuel costs (excluding any amounts recovered from customers). Veritiv does not use derivatives to manage its exposure to fuel prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Veritiv Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Veritiv Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Veritiv Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 15, 2016

VERITIV CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales (including sales to related parties of $33.6, $42.7, and $53.0, respectively)	$8,717.7	$7,406.5	$5,652.4
Cost of products sold (including purchases from related parties of $264.7, $412.6, and $604.4, respectively) (exclusive of depreciation and amortization shown separately below)	7,160.3	6,180.9	4,736.8
Distribution expenses	521.8	426.2	314.2
Selling and administrative expenses	853.9	689.1	548.2
Depreciation and amortization	56.9	37.6	17.1
Merger and integration expenses	34.9	75.1	—
Restructuring charges	11.3	4.0	37.9
Operating income (loss)	78.6	(6.4)	(1.8)
Interest expense, net	27.0	14.0	—
Other expense (income), net	6.7	1.2	(2.2)
Income (loss) from continuing operations before income taxes	44.9	(21.6)	0.4
Income tax expense (benefit)	18.2	(2.1)	0.4
Income (loss) from continuing operations	26.7	(19.5)	—
Income (loss) from discontinued operations, net of income taxes	—	(0.1)	0.2
Net income (loss)	$26.7	$(19.6)	$0.2

Earnings (loss) per share:
Basic and diluted
Continuing operations	$1.67	$(1.61)	$0.00
Discontinued operations	—	(0.01)	0.02
Basic and diluted earnings (loss) per share	$1.67	$(1.62)	$0.02

Weighted average shares outstanding:
Basic and diluted	16.00	12.08	8.16

See accompanying Notes to Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$26.7	$(19.6)	$0.2
Other comprehensive income (loss):
Foreign currency translation adjustments, net of $2.0 tax for 2015	(12.4)	(10.0)	1.4
Change in fair value of cash flow hedge, net of $0.3 tax for 2015	(0.5)	—	—
Pension liability adjustments, net of $0.3 and $3.4 tax for 2015 and 2014, respectively	0.0	(7.4)	—
Other comprehensive income (loss)	(12.9)	(17.4)	1.4
Total comprehensive income (loss)	$13.8	$(37.0)	$1.6

See accompanying Notes to Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$54.4	$57.6
Accounts receivable, less allowances of $33.3 and $39.0, respectively	1,037.5	1,115.1
Related party receivable	3.9	3.9
Inventories	720.6	673.2
Other current assets	108.8	109.3
Total current assets	1,925.2	1,959.1
Property and equipment, net	363.7	377.4
Goodwill	50.2	52.4
Other intangibles, net	30.2	36.1
Deferred income tax assets	73.3	105.6
Other non-current assets	34.3	43.9
Total assets	$2,476.9	$2,574.5
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$565.1	$589.8
Related party payable	10.7	11.0
Accrued payroll and benefits	120.5	111.1
Deferred income tax liabilities	—	21.1
Other accrued liabilities	100.4	100.5
Current maturities of long-term debt	2.8	3.8
Financing obligations to related party, current portion	14.7	13.8
Total current liabilities	814.2	851.1
Long-term debt, net of current maturities	800.5	855.0
Financing obligations to related party, less current portion	197.8	212.4
Defined benefit pension obligations	28.7	36.3
Other non-current liabilities	105.6	107.2
Total liabilities	1,946.8	2,062.0
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized, 16.0 million shares issued and outstanding	0.2	0.2
Additional paid-in capital	566.2	562.4
Accumulated deficit	(1.3)	(28.0)
Accumulated other comprehensive loss	(35.0)	(22.1)
Total shareholders' equity	530.1	512.5
Total liabilities and shareholders' equity	$2,476.9	$2,574.5

See accompanying Notes to Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in millions)	Year Ended December 31,
Operating Activities	2015	2014	2013
Net income (loss)	$26.7	$(19.6)	$0.2
Income (loss) from discontinued operations, net of income taxes	—	(0.1)	0.2
Income (loss) from continuing operations	26.7	(19.5)	—
Depreciation and amortization	56.9	37.6	17.4
Amortization of deferred financing fees	4.4	2.2	—
Net losses (gains) on sales of property and equipment	0.5	(2.3)	(6.4)
Goodwill and long-lived asset impairment charges	5.9	—	—
Provision for allowance for doubtful accounts	7.4	12.8	6.4
Deferred income tax provision (benefit)	14.9	(9.7)	3.3
Stock-based compensation	3.8	4.3	15.4
Other non-cash items, net	2.0	1.6	—
Changes in operating assets and liabilities
Accounts receivable and related party receivable	53.4	(17.7)	(1.3)
Inventories	(62.0)	28.2	12.3
Other current assets	1.0	(21.8)	3.1
Accounts payable and related party payable	(8.4)	(44.5)	7.2
Accrued payroll and benefits	10.5	19.9	(0.5)
Other accrued liabilities	(7.1)	15.4	4.1
Other	3.1	(0.4)	(8.0)
Net cash provided by operating activities – continuing operations	113.0	6.1	53.0
Net cash used for operating activities – discontinued operations	—	(1.1)	(0.8)
Net cash provided by operating activities	113.0	5.0	52.2
Investing Activities
Net cash acquired in Merger	—	31.8	—
Property and equipment additions	(44.4)	(17.2)	(9.8)
Proceeds from asset sales	0.3	4.8	22.7
Other	—	0.5	0.3
Net cash (used for) provided by investing activities	(44.1)	19.9	13.2
Financing Activities
Net cash transfers to Parent	—	(60.3)	(70.8)
Change in book overdrafts	(5.8)	1.6	(5.8)
Transfer to Parent in connection with Spin-off	—	(432.8)	—
Repayment of Unisource Senior Credit Facility	—	(303.9)	—
Borrowings of long-term debt	4,661.9	3,142.2	—
Repayments of long-term debt	(4,708.9)	(2,294.4)	—
Payments under equipment capital lease obligations	(3.8)	(1.3)	—
Payments under financing obligations to related party	(13.8)	(6.8)	—
Deferred financing fees	—	(22.4)	—
Net cash provided by (used for) financing activities – continuing operations	(70.4)	21.9	(76.6)
Net cash provided by financing activities – discontinued operations	—	1.1	—
Net cash provided by (used for) financing activities	(70.4)	23.0	(76.6)
Effect of exchange rate changes on cash	(1.7)	4.0	1.5
Net change in cash	(3.2)	51.9	(9.7)
Cash at beginning of period	57.6	5.7	15.4
Cash at end of period	$54.4	$57.6	$5.7
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$1.9	$2.0	$0.7
Cash paid for interest	21.7	11.5	—
Non-Cash Investing and Financing Activities
Common stock issued in connection with Spin-off	$—	$277.9	$—
Common stock issued in connection with Merger	—	284.7	—
Contingent liability associated with the Tax Receivable Agreement	—	58.8	—
Non-cash transfers (to) from Parent	—	(26.0)	20.3
Non-cash additions to property and equipment	4.0	—	—
See accompanying Notes to Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock Issued		Additional Paid-in Capital	Parent Company Investment	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2012	—	$—	$—	$819.2	$—	$(6.1)	$813.1
Net income	—	—	—	0.2	—	—	0.2
Other comprehensive income	—	—	—	—	—	1.4	1.4
Net transfers to Parent	—	—	—	(35.1)	—	—	(35.1)
Balance at December 31, 2013	—	$—	$—	$784.3	$—	$(4.7)	$779.6
Net income from January 1, 2014 to June 30, 2014	—	—	—	8.4	—	—	8.4
Net loss from July 1, 2014 to December 31, 2014	—	—	—	—	(28.0)	—	(28.0)
Other comprehensive loss	—	—	—	—	—	(17.4)	(17.4)
Net transfers to Parent	—	—	—	(82.0)	—	—	(82.0)
Conversion of Parent Company Investment in connection with Spin-off	8.2	0.1	710.6	(710.7)	—	—	—
Transfer to Parent in connection with Spin-off	—	—	(432.8)	—	—	—	(432.8)
Issuance of common stock for Merger	7.8	0.1	284.6	—	—	—	284.7
Balance at December 31, 2014	16.0	$0.2	$562.4	$—	$(28.0)	$(22.1)	$512.5
Net income	—	—	—	—	26.7	—	26.7
Other comprehensive loss	—	—	—	—	—	(12.9)	(12.9)
Stock-based compensation	—	—	3.8	—	—	—	3.8
Balance at December 31, 2015	16.0	$0.2	$566.2	$—	$(1.3)	$(35.0)	$530.1

See accompanying Notes to Consolidated and Combined Financial Statements.

VERITIV CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business distributor of print, publishing, packaging, facility and logistics solutions. Established in 2014, following the merger of International Paper Company’s ("International Paper" or "Parent") xpedx division ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource"), the Company operates from approximately 180 distribution centers primarily throughout the U.S., Canada and Mexico.

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

On the Distribution Date:

•
8.16 million shares of Veritiv common stock were distributed on a pro rata basis to the International Paper shareholders of record as of the close of business on June 20, 2014. Immediately following the Spin-off, but prior to the Merger, International Paper’s shareholders owned all of the shares of Veritiv common stock outstanding, and

•
A cash payment of $404.2 million was distributed to International Paper, which was comprised of: (i) a special payment of $400.0 million, (ii) reduced by a $15.3 million preliminary working capital adjustment and (iii) increased by $19.5 million of transaction expense-related adjustments. During the fourth quarter of 2014, the working capital and transaction expense-related adjustments were finalized, resulting in an additional cash payment of $30.7 million to International Paper. Of the total payment, $432.8 million was reflected as a reduction to equity while the remaining $2.1 million was recorded in the Consolidated Statement of Operations for 2014.

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

Immediately following the Spin-off on the Distribution Date:

•
UWW Holdings, LLC, the sole shareholder of UWWH, (the "UWWH Stockholder") received 7.84 million shares of Veritiv common stock for all outstanding shares of UWWH common stock that it held on the Distribution Date, in a private placement transaction,

•
Veritiv and the UWWH Stockholder entered into a registration rights agreement (the "Registration Rights Agreement") that provides the UWWH Stockholder with certain demand registration rights and piggyback registration rights which is more fully described in Note 9, Related Party Transactions,

•	Veritiv and the UWWH Stockholder entered into a tax receivable agreement (the "Tax Receivable Agreement") which is more fully described in Note 9, Related Party Transactions, and

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

Basis of Presentation

Prior to the Distribution Date, Veritiv’s financial position, results of operations and cash flows consisted of only the xpedx business of International Paper and were derived from International Paper’s historical accounting records. The financial results of xpedx have been presented on a carve-out basis through the Distribution Date, while the financial results for Veritiv, post Spin-off, are prepared on a stand-alone basis. As such, the audited Consolidated and Combined Financial Statements for the year ended December 31, 2014 consist of the consolidated results of Veritiv on a stand-alone basis for the six months ended December 31, 2014, and the combined results of operations of xpedx for the six months ended June 30, 2014 on a carve-out basis.

The Combined Financial Statements for the year ended December 31, 2013 consist entirely of the combined results of xpedx on a carve-out basis.

During 2011, xpedx ceased its Canadian operations, which had provided distribution of printing supplies to Canadian-based customers. Additionally, xpedx ceased its printing press distribution business, which was located in the U.S. Both of these businesses were historically included in xpedx's Print segment. These impacts are reported here as Discontinued Operations.

All significant intercompany transactions between Veritiv's businesses have been eliminated. All significant intercompany transactions between xpedx and International Paper have been included for the periods prior to the Spin-off and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated and Combined Statement of Cash Flows for the years ended December 31, 2014 and 2013 as a financing activity.

For periods prior to the Spin-off, the combined financial statements include expense allocations for certain functions previously provided by International Paper, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses have been allocated on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount, sales or other measures. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or for the benefit received by xpedx during those periods. The allocations may not, however, reflect the expenses xpedx would have incurred as an independent company for the periods presented. Actual costs that may have been incurred if xpedx had been a stand-alone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Veritiv is unable to determine what such costs would have been had xpedx been independent. See Note 9, Related Party Transactions, for further information.

Following the Spin-off, certain corporate and other related functions described above continued to be provided by International Paper under a transition services agreement. During the six months ended December 31, 2014, the Company recognized $15.5 million in selling and administrative expenses related to this agreement. For the year ended December 31, 2015, the Company recognized $10.0 million in selling and administrative expenses related to this agreement. As of December 31, 2015, all of the functions originally provided by International Paper under this agreement have been fully transitioned to the Company.

Effective October 1, 2015, the Company adopted Accounting Standards Update ("ASU") 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. As a result of the adoption, deferred income tax assets and liabilities, along with any related valuation allowance, are now reported as non-current. The Company adopted this guidance prospectively, thus prior periods were not retrospectively adjusted to conform to the new guidance.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, revenue recognition, accounts receivable valuation, inventory valuation, employee benefit plans, income tax contingency accruals and valuation allowances, and goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Estimates are revised as additional information becomes available.

Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonably assured and delivery has occurred. Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership. When management cannot conclude collectability is reasonably assured for shipments to a particular customer, revenue associated with that customer is not recognized until cash is collected or management is otherwise able to establish that collectability is reasonably assured. Multiple contracts with a single counterparty are accounted for as separate arrangements.

Revenue is recorded at the time of shipment for customer terms designated free on board ("f.o.b") shipping point. For sales transactions with customers designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, when title and risk of loss are transferred. Shipping terms are determined on a customer-by-customer or order-by-order basis. Effective January 1, 2016, the Company harmonized its shipping terms to be f.o.b. destination. Management determined that any shipments in transit at December 31, 2015 would honor the f.o.b. destination terms resulting in a reduction of $27.0 million and $1.8 million to net sales and operating income, respectively, for the year ended December 31, 2015.

Certain revenues are derived from shipments arranged by the Company made directly from a manufacturer to a customer. The Company is considered to be a principal to these transactions because, among other factors, it controls pricing to the customer, bears the credit risk of the customer defaulting on payment and is the primary obligor. Revenues from these sales are reported on a gross basis in the Consolidated and Combined Statements of Operations and amounted to $3.3 billion, $2.9 billion, and $2.4 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

Taxes collected from customers relating to product sales and remitted to governmental authorities are accounted for on a net basis. Accordingly, such taxes are excluded from both net sales and expenses.

Purchase Incentives and Customer Rebates

Veritiv enters into agreements with suppliers that entitle Veritiv to receive rebates, allowances and other discounts based on the attainment of specified purchasing levels or sales to certain customers. Purchase incentives are recorded as a reduction to inventory and recognized in cost of products sold when the sale occurs. During the year ended December 31, 2015, approximately 40% of the Company's purchases were made from ten suppliers.

Veritiv also enters into incentive agreements with its customers, which are generally based on sales to those same customers. Veritiv records estimated rebates to customers as a reduction to gross sales as customer revenue is recognized.

Distribution Expenses

Distribution expenses consist of storage, handling and delivery costs including freight to the Company's customers’ destination. Handling and delivery costs were $380.5 million, $322.3 million, and $252.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Merger and Integration Expenses

Merger and integration expenses are expensed as incurred. Merger expenses include advisory, legal and other professional fees directly associated with the Merger. Integration expenses include professional services and project management fees, retention compensation, information technology conversion costs, termination benefits (including change-in-control bonuses), rebranding and other costs to integrate the combined businesses of xpedx and Unisource.

Accounts Receivable and Allowances

Accounts receivable are recognized net of allowances that primarily consist of allowance for doubtful accounts of $24.2 million and $31.7 million as of December 31, 2015 and 2014, respectively, with the remaining balance of $9.1 million and $7.3 million being comprised of other allowances as of December 31, 2015 and 2014, respectively. The allowance for doubtful accounts reflects the best estimate of losses inherent in the Company’s accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. The other allowances balance is inclusive of returns, discounts and any other items affecting the realization of these assets. Accounts receivable are written off when management determines they are uncollectible.

Below is a rollforward of the Company's accounts receivable allowances for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
(in millions)	2015	2014	2013
Beginning balance, January 1	$39.0	$22.7	$25.3
Add / (Deduct):
Provision for bad debt expense	7.4	12.8	6.4
Net write-offs and other adjustments	(13.1)	(9.8)	(9.0)
Other(1)	—	13.3	—
Ending balance, December 31	$33.3	$39.0	$22.7
(1) For the year ended December 31, 2014, Other represents accounts receivable allowances recorded in connection with the Merger.

Inventories

The Company's inventories are primarily comprised of finished goods and primarily valued at cost as determined by the last-in first-out ("LIFO") method. Such valuations are not in excess of market. Elements of cost in inventories include the purchase price invoiced by a supplier, plus inbound freight and related costs and reduced by estimated volume-based discounts and early pay discounts available from certain suppliers. Approximately 88% and 86% of inventories were valued using the LIFO method as of December 31, 2015 and 2014, respectively. If the first-in, first-out method had been used, total inventory balances would be increased by approximately $71.8 million and $79.1 million at December 31, 2015 and 2014, respectively.

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

Veritiv maintains some of its inventory on a consignment basis in which the inventory is physically located at the customer's premises or a third-party warehouse. Veritiv had $51.4 million and $51.6 million of consigned inventory as of December 31, 2015 and 2014, respectively, valued on a LIFO basis, net of reserves.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for replacements and major improvements are capitalized, whereas repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. The Company capitalizes certain computer software and development costs incurred in connection with developing or obtaining software for internal use. Costs related to the development of internal use software, other than those incurred during the application development stage, are expensed as incurred.

The components of property and equipment, net were as follows:

(in millions)	December 31,	December 31,
	2015	2014
Land, buildings and improvements	$129.6	$128.9
Machinery and equipment	123.6	110.2
Equipment capital leases and assets related to financing obligations with related party	224.5	232.0
Internal use software	135.0	114.4
Construction-in-progress	14.0	14.0
Less: Accumulated depreciation and software amortization	(263.0)	(222.1)
Property and equipment, net	$363.7	$377.4

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Land is not depreciated, and construction-in-progress ("CIP") is not depreciated until ready for service. Leased property and improvements to leased property are amortized on a straight-line basis over the lease term or useful life of the asset, whichever is less.

Depreciation and amortization for property and equipment, other than land and CIP, is based upon the following estimated useful lives:

Buildings	40 years
Leasehold improvements	1 to 20 years
Machinery and equipment	3 to 15 years
Equipment capital leases and assets related to financing obligations with related party	3 to 15 years
Internal use software	3 to 5 years

Depreciation and amortization expense, including the depreciation expense for equipment capital leases, assets related to financing obligations and amortization expense of internal use software, totaled $51.0 million, $32.9 million and $15.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. During 2015 and 2014, there were no depreciation amounts included in restructuring. During 2013, $0.3 million of depreciation was included in restructuring.

Accumulated depreciation on equipment capital leases and assets related to financing obligations with the related party was $20.1 million and $15.6 million for the years ended December 31, 2015 and 2014, respectively.

Amortization expense of the internal use software was $18.4 million, $11.0 million and $8.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015 and 2014, unamortized internal use software costs, including amounts recorded in CIP, were $45.0 million and $44.6 million, respectively.

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

Capital lease obligations consist of delivery equipment, material handling equipment, computer hardware and office equipment which are leased through third parties under non-cancelable leases with terms generally ranging from three to eight years. Many of the delivery equipment leases include annual rate increases based on the Consumer Price Index which are included in the calculation of the initial lease obligation. The carrying value of the related equipment associated with these capital leases is included within property and equipment, net in the Consolidated Balance Sheets and depreciated over the term of the lease. The Company does not record rent expense for capital leases. Rather, rental payments under the lease are recognized as a reduction of the capital lease obligation and interest expense. Depreciation expense for assets under capital leases is included in the total depreciation expense disclosed in the Consolidated and Combined Statements of Operations.

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

Goodwill is reviewed by Veritiv for impairment on a reporting unit basis annually on October 1st or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The testing of goodwill for possible impairment is a two-step process. In the first step, the fair value of a reporting unit is compared with its carrying value, including goodwill. If fair value exceeds the carrying value, goodwill is not considered to be impaired. If the fair value of a reporting unit is below the carrying value, then step two is performed to measure the amount of the goodwill impairment loss for the reporting unit. This analysis requires the determination of the fair value of all of the individual assets and liabilities of the reporting unit, including any currently unrecognized intangible assets, as if the reporting unit had been purchased on the analysis date. Once these fair values have been determined, the implied fair value of the unit’s goodwill is calculated as the excess, if any, of the fair value of the reporting unit determined in step one over the fair value of the net assets determined in step two. The carrying value of goodwill is then reduced to this implied value, or to zero if the fair value of the assets exceeds the fair value of the reporting unit, through a goodwill impairment charge. During the fourth quarter of 2015, the Company's annual goodwill impairment testing indicated that the implied value of the Facility Solutions goodwill was less than its carrying value. Accordingly, Veritiv recorded a $1.9 million impairment charge in selling and administrative expense relating to the Facility Solutions goodwill. See Note 4, Goodwill and Other Intangible Assets.

Intangible assets acquired in a business combination are recorded at fair value. The Company's intangible assets include customer relationships, trademarks and trade names and non-compete agreements. Intangible assets with finite useful lives are subsequently amortized using the straight-line method over the estimated useful lives of the assets.

No goodwill or intangible asset impairment charges were recorded during the years ended 2014 and 2013.

Impairment of Long-Lived Assets

Long-lived assets, including finite lived intangible assets, are tested for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. The Company assesses the recoverability of long-lived assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

For the year ended December 31, 2015, impairment charges of $4.0 million were recorded for certain long-lived assets that supported multiple segments, with $0.7 million recorded as selling and administrative expense and $3.3 million recorded as restructuring expense. See Note 3, Merger, Integration and Restructuring Charges. No long-lived asset impairment charges were recorded during the years ended 2014 and 2013.

Employee Benefit Plans

The Company sponsors and/or contributes to defined contribution plans, defined benefit pension plans and multi-employer pension plans in the United States. In addition, the Company and its subsidiaries have various pension plans and other forms of retirement arrangements outside the United States. See Note 10, Employee Benefit Plans, for additional information.

Prior to the Spin-off, certain of xpedx’s employees participated in defined benefit pension and other post-retirement benefit plans sponsored and accounted for by International Paper. In conjunction with the Spin-off, the above plans were frozen for the xpedx employees, and International Paper retained the associated liabilities. Certain xpedx union employees were added as participants to the Unisource defined benefit pension plan. In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit plans and Supplemental Executive Retirement Plan ("SERP") in the U.S. and Canada. Except as discussed below, these plans were frozen prior to the Merger.  Union employees continue to accrue benefits under the U.S. defined benefit pension plan in accordance with their collective bargaining agreements.

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

For the recognition of net periodic postretirement cost, the calculation of the expected long-term rate of return on plan assets is derived using the fair value of plan assets at the measurement date. Actual results that differ from the Company's assumptions are accumulated and amortized on a straight line basis only to the extent they exceed 10% of the higher of the fair value of plan assets or the projected benefit obligation, over the estimated remaining service period of active participants. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date.

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

Stock-Based Compensation

The Company measures and records compensation expense for all stock-based awards based on the grant date fair values over the vesting period of the awards. See Note 15, Equity-Based Incentive Plans, for additional information.

Income Taxes

Veritiv's income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid.  Veritiv records its global tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates.  Where treatment of a position is uncertain, liabilities are recorded based upon an evaluation of the more likely than not outcome considering technical merits of the position.  Changes to recorded liabilities are made only when an identifiable event occurs that alters the likely outcome, such as settlement with the relevant tax authority or the expiration of statutes of limitation for the subject tax year.  Significant judgments and estimates are required in determining the consolidated income tax expense.

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
See Note 11, Fair Value Measurements, for further detail.

Foreign Currency

The assets and liabilities of the foreign subsidiaries are translated from their respective local currencies to the U.S. dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) ("AOCI"). See Note 14, Shareholders' Equity, for further detail.

The revenues and expenses of the foreign subsidiaries are translated using the monthly average exchange rates during the year. The gains or losses from foreign currency transactions are included in other expense (income), net in the Consolidated and Combined Statements of Operations.

Recently Issued Accounting Standards

Recently Issued Accounting Standards Not Yet Adopted

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.
January 1, 2018; early adoption date is no earlier than December 15, 2016
The Company is currently evaluating the alternative methods of adoption (full retrospective or modified retrospective), and the effect on its Consolidated Financial Statements and related disclosures. The Company plans to adopt this ASU on January 1, 2018.

ASU 2015-11, Simplifying the Measurement of Inventory
The standard requires companies to measure inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This ASU will not apply to inventories measured by either the last-in first-out method or retail inventory method.
January 1, 2017
The Company is currently evaluating the impact the ASU may have on its first-in first-out based inventory, which is approximately 12% of the Company's inventory balance as of December 31, 2015. The Company plans to adopt this ASU on January 1, 2017.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2016-02, Leases (Topic 842)
The standard requires lessees to put most leases on their balance sheet, but recognize expenses in their statement of operations in a manner similar to current accounting guidance. The new guidance also eliminates the current guidance related to real estate specific provisions.
		January 1, 2019; early adoption is permitted	The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements and related disclosures. The Company plans to adopt this ASU on January 1, 2019.
Recently Adopted Accounting Standards
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs; ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in these updates.
January 1, 2016; application is to be retrospective; early adoption is permitted
The Company adopted ASU 2015-03 and 2015-15 during the second and third quarter of 2015, respectively; neither had any impact to the Consolidated Financial Statements and related disclosures. Deferred financing fees related to the Company's asset-based lending facility (the "ABL Facility") remain classified within other non-current assets.

ASU 2015-05, Intangibles - Goodwill and Other - Internal Use Software
The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.
		January 1, 2016	The Company adopted this update prospectively for all new transactions entered into or materially modified after the date of adoption.
ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes
To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update.
		January 1, 2017; early adoption is permitted	Effective October 1, 2015, the Company adopted this update prospectively, thus prior periods were not retrospectively adjusted to conform to the new guidance.

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

During the second quarter of 2015, the Company finalized the purchase price allocation, which resulted in a net $0.3 million increase in deferred tax assets and a corresponding decrease to goodwill. These adjustments did not have a material impact on the Company's previously reported Consolidated Financial Statements and, therefore, the Company has not retrospectively adjusted those financial statements.

The following table summarizes the components of the purchase price for Unisource. The fair value of Veritiv shares issued represents the aggregate value of 7.84 million shares issued at the closing "when-issued" market price of the Company’s stock on June 30, 2014, the day prior to the Merger, less a discount for lack of marketability. See Note 11, Fair Value Measurements, regarding the valuation of the contingent liability.

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

Goodwill of $25.7 million arising from the Merger consists largely of the synergies and other benefits expected from combining the operations. The goodwill is not expected to be deductible for income tax purposes. See Note 4, Goodwill and Other Intangible Assets, for the allocation of goodwill to the Company's reportable segments.

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

(Unaudited)	Year Ended December 31,
(in millions, except per share data)	2014	2013
Net sales	$9,314.1	$9,741.5
Net income(1)	$22.7	$181.1
Earnings per share – basic and diluted	$1.42	$11.32
Weighted average shares outstanding – basic and diluted	16.00	16.00
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

3. MERGER, INTEGRATION AND RESTRUCTURING CHARGES

The Company currently expects costs associated with achieving anticipated cost savings and other synergies from the Spin-off and Merger to be approximately $225 million over a five-year period from the Distribution Date, including approximately $55 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning.

Merger and Integration Charges

During the year ended December 31, 2014, Veritiv incurred merger and integration expenses related primarily to third-party fees and costs associated with change-in-control agreements. During the year ended December 31, 2015, Veritiv incurred costs to integrate the combined businesses of xpedx and Unisource. Integration expenses include professional services and project management fees, retention compensation, information technology conversion costs, rebranding costs and other costs to integrate the combined businesses of xpedx and Unisource. The following table summarizes the components of merger and integration expenses:

	Year Ended December 31,
(in millions)	2015	2014
Legal, consulting and other professional fees	$7.8	$29.7
Retention compensation	10.8	37.9
Information technology conversion costs	7.4	2.9
Rebranding	6.1	0.4
Other	2.8	4.2
Total merger and integration expenses	$34.9	$75.1

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

The Company recorded restructuring charges of $11.3 million during the year ended December 31, 2015 and $5.1 million during the fourth quarter of 2014 related to these initiatives. See Note 17, Segment Information, for the impact these charges had on the Company's reportable segments. Other direct costs reported in the table below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives. The following is a summary of the Company's restructuring activity for the periods presented:

(in millions)	Severance and Related Costs	Other Direct Costs	Asset Impairment and Other Non-Cash Items	Total
Balance at December 31, 2013	$—	$—	$—	$—
Costs incurred	4.7	0.4	—	5.1
Payments	(1.0)	(0.2)	—	(1.2)
Balance at December 31, 2014	3.7	0.2	—	3.9
Costs incurred	4.3	2.9	4.1	11.3
Payments	(6.3)	(2.7)	—	(9.0)
Other adjustments	—	—	(4.1)	(4.1)
Balance at December 31, 2015	$1.7	$0.4	$—	$2.1

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

The restructuring plan identified locations to be affected and a range of time for specific undertakings. There were no locations closed in 2014 under this plan. During 2013, xpedx closed six locations. xpedx recorded restructuring income of $1.1 million and charges of $37.9 million for the years ended December 31, 2014 and 2013, respectively, related to these closures. Other direct costs reported in the table below include, among other items, relocation costs; accelerated depreciation on certain fixed assets; legal and consulting activities; and costs associated with the development, communication, administration and implementation of these initiatives. The income and charges were as follows:

	Year Ended December 31,
(in millions)	2014	2013
Facility costs	$0.3	$15.2
Severance	0.2	16.9
Personnel costs	—	10.9
Accelerated amortization and depreciation	—	0.3
Professional services	—	1.0
Gain on sale of fixed assets	(1.6)	(6.4)
Total	$(1.1)	$37.9

The corresponding liability and activity during the periods presented are detailed in the table below. In connection with the Spin-off on July 1, 2014, the remaining liability at June 30, 2014 was transferred to International Paper. See Note 9, Related Party Transactions, for more details.

(in millions)	Total
Liability at December 31, 2013	$7.7
Costs incurred	0.1
Payments	(3.9)
Adjustment of prior year's estimate	(0.3)
Liability transferred to Parent in connection with Spin-off	(3.6)
Liability at December 31, 2014	$—

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2015, the net goodwill balance was $50.2 million. The following table sets forth the changes in the carrying amount of goodwill during 2014 and 2015:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Balance at December 31, 2013:
Goodwill	$265.4	$50.5	$26.4	$57.1	$—	$399.4
Accumulated impairment losses	(265.4)	(50.5)	—	(57.1)	—	(373.0)
Net goodwill 2013	—	—	26.4	—	—	26.4
2014 Activity:
Goodwill acquired	—	—	17.9	1.9	6.2	26.0
Balance at December 31, 2014:
Goodwill	265.4	50.5	44.3	59.0	6.2	425.4
Accumulated impairment losses	(265.4)	(50.5)	—	(57.1)	—	(373.0)
Net goodwill 2014	—	—	44.3	1.9	6.2	52.4
2015 Activity:
Purchase accounting adjustment	—	—	(0.2)	—	(0.1)	(0.3)
Impairment of goodwill	—	—	—	(1.9)	—	(1.9)
Balance at December 31, 2015:
Goodwill	265.4	50.5	44.1	59.0	6.1	425.1
Accumulated impairment losses	(265.4)	(50.5)	—	(59.0)	—	(374.9)
Net goodwill 2015	$—	$—	$44.1	$—	$6.1	$50.2

During the fourth quarter of 2015, as part of the Company's annual goodwill impairment testing, a $1.9 million goodwill impairment was identified and recorded as selling and administrative expense for the Facility Solutions segment. There were no goodwill impairment charges for the year ended December 31, 2014. Additions to goodwill in 2014 represented the preliminary goodwill estimates resulting from the Merger. Those estimates were finalized in 2015 resulting in a reduction to goodwill of $0.3 million. See Note 2, Merger with Unisource, for further details.

Other Intangible Assets

The components of the Company's other intangible assets were as follows:

	December 31, 2015			December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$55.0	$26.7	$28.3	$55.0	$23.7	$31.3
Trademarks/Trade names	4.1	2.2	1.9	4.3	1.1	3.2
Non-compete agreements	3.1	3.1	—	3.1	1.5	1.6
Total	$62.2	$32.0	$30.2	$62.4	$26.3	$36.1

Upon retirement of the intangible asset, the cost and related amount of accumulated amortization are eliminated from the asset and accumulated amortization accounts, respectively.

The Company recorded amortization expense of $5.9 million, $4.7 million and $1.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Total
2016	$3.6
2017	3.6
2018	3.6
2019	3.3
2020	2.6

5. DEBT

The Company's long-term debt obligations were as follows:

(in millions)	December 31, 2015	December 31, 2014
ABL Facility	$795.5	$847.8
Equipment capital lease obligations (1)	7.8	11.0
Total debt	803.3	858.8
Less: current portion of long-term debt	(2.8)	(3.8)
Long-term debt, net of current maturities	$800.5	$855.0
    (1) As of December 31, 2015, includes $0.7 million related to the Toronto build-to-suit arrangement described more fully in Note 7, Leases.

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

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At December 31, 2015 and December 31, 2014, the above test was not applicable.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of December 31, 2015, the available additional borrowing capacity under the ABL Facility was approximately $410.7 million.

Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker’s acceptance rate or base rate plus a margin rate. At December 31, 2015, the weighted-average borrowing interest rate was 2.5% as compared to the weighted-average borrowing interest rate of 2.0% at December 31, 2014.

Financing and other related costs incurred in connection with the ABL Facility are reflected in other non-current assets in the Consolidated Balance Sheets and are amortized over the ABL Facility term. For the years ended December 31,

2015 and 2014, interest expense, net in the Consolidated and Combined Statements of Operations included $4.4 million and $2.2 million, respectively, of amortization of deferred financing fees.

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

Equipment Capital Lease Obligations

See Note 7, Leases, for additional information regarding the Company's equipment capital lease obligations.

6. DERIVATIVE INSTRUMENT, HEDGING ACTIVITIES AND RISK MANAGEMENT

Financial Risk Management Policy

The Company’s indebtedness under its financing arrangement creates interest rate risk. The Company’s objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in the interest rate. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

This interest rate exposure is actively monitored by management and in July 2015 the Company entered into an interest rate cap agreement. The interest rate cap effectively limits the floating LIBOR-based portion of the interest rate. The effective date of the interest rate cap agreement was July 31, 2015 with an expiration date of July 1, 2019. The initial notional amount of this agreement covered $392.9 million of the Company’s floating-rate debt at 3.0% plus the applicable credit spread. The Company paid $2.0 million for the interest rate cap agreement. Approximately $0.6 million of the amount paid represented transaction costs and was expensed immediately to earnings. As of December 31, 2015, the interest rate cap agreement had a fair value of $0.6 million, classified within other non-current assets on the Consolidated Balance Sheet. The fair value is estimated using observable market-based inputs including interest rate curves and implied volatilities (Level 2).

The Company designated the interest rate cap as a cash flow hedge of exposure to changes in cash flows due to changes in the LIBOR-based portion of the interest rate above 3.0% on an equivalent amount of debt. The notional amount of the cap is reduced throughout the term of the agreement to align with the expected repayment of the Company’s outstanding floating-rate debt.

The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in the interest rate. The Company attempts to manage exposure to counterparty credit risk primarily by selecting only those counterparties that meet certain credit and other financial standards. The Company believes there has been no material change in the creditworthiness of its counterparty and believes the risk of nonperformance by such party is minimal.

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

A cash flow hedge refers to hedging the exposure to variability in expected future cash flows attributable to a particular risk. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI until reclassified into earnings in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion, if any, is immediately recognized in earnings. The ineffective portion was not significant for the year ended December 31, 2015.

For the year ended December 31, 2015, the Company recognized an after-tax loss of $0.5 million in other comprehensive income associated with the interest rate cap. There were no reclassifications from AOCI into earnings for the year ended December 31, 2015. The amount the Company expects to reclassify from AOCI into earnings within the following twelve months is not significant.

7. LEASES

Lease Commitments

Future minimum lease payments at December 31, 2015 were as follows:

	Financing Obligations to Related Party and Equipment Capital Leases	Operating Leases
(in millions)		Lease Obligations	Sublease Income	Total
2016	$19.8	$79.7	$(0.2)	$79.5
2017	19.3	65.4	(0.1)	65.3
2018	9.0	55.7	(0.1)	55.6
2019	0.5	45.8	—	45.8
2020	0.1	36.1	—	36.1
Thereafter	0.1	91.0	—	91.0
	48.8	373.7	(0.4)	373.3
Amount representing interest	(3.3)	—	—	—
Total future minimum lease payments	$45.5	$373.7	$(0.4)	$373.3

During September 2015, Veritiv entered into a build-to-suit arrangement for a new facility in the Greater Toronto Area, thus allowing the Company to consolidate three operating locations into one facility. The Company expects to take possession of the facility during the second quarter of 2017. As of December 31, 2015, the Company recorded a noncurrent asset (reflected in property and equipment, net) and a corresponding noncurrent obligation (long-term debt, net of current maturities) in the Consolidated Balance Sheet for $0.7 million, representing costs incurred to-date. Lease payments will begin once the construction is complete. Expected minimum future lease payments of approximately $39.7 million, expected to begin in the second quarter of 2017, are not included in the table above. The lease term is expected to cover the period May 2017 through April 2032.
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

Operating Leases

Certain properties and equipment are leased under cancelable and non-cancelable agreements. The Company recorded rent expense of $106.2 million, $92.4 million and $65.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

8. INCOME TAXES

As described in Note 1, Business and Summary of Significant Accounting Policies, Veritiv was formed through a merger of International Paper Company's xpedx division and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc., on July 1, 2014. Accordingly, the tax provision included for the periods prior to July 1, 2014, include only the financial results of xpedx presented on a carve-out basis from International Paper’s historical accounting records. For periods subsequent to July 1, 2014 the tax provision presents the consolidated results of Veritiv on a stand-alone basis.

The Company is subject to federal, state and local income taxes in the United States, as well as income taxes in Canada, Mexico and other foreign jurisdictions. The domestic (United States) and foreign components of the Company's income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Domestic (United States)	$46.6	$(19.0)	$(2.1)
Foreign	(1.7)	(2.6)	2.5
Income (loss) from continuing operations before income taxes	$44.9	$(21.6)	$0.4

Income tax expense (benefit) in the Consolidated and Combined Statements of Operations consisted of the following:

	Year Ended December 31,
(in millions)	2015	2014	2013
Current Provision:
U.S. Federal	$—	$5.0	$(3.3)
U.S. State	1.7	0.9	(0.1)
Foreign	1.6	1.7	0.5
Total current income tax expense (benefit)	$3.3	$7.6	$(2.9)

Deferred, net:
U.S. Federal	$14.8	$(8.3)	$3.0
U.S. State	0.5	(1.2)	0.2
Foreign	(0.4)	(0.2)	0.1
Total deferred, net	14.9	(9.7)	3.3
Provision for income tax expense (benefit)	$18.2	$(2.1)	$0.4

Reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Income from continuing operations before income taxes	$44.9	$(21.6)	$0.4
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Tax expense using statutory U.S. income tax rate	$15.7	$(7.6)	$0.1
Foreign income tax rate differential	0.2	0.3	(0.1)
State tax (net of federal benefit)	1.6	(0.3)	—
Non-deductible expenses	1.5	1.6	0.4
Foreign exchange loss (a)	(1.2)	—	—
Transaction costs	—	1.6	—
Change in valuation allowance - U.S. Federal and State (b)	(0.8)	—	—
Change in valuation allowance - Foreign	1.7	2.0	—
Other	(0.5)	0.3	—
Income tax provision	$18.2	$(2.1)	$0.4
Effective income tax rate	40.5%	9.7%	100.0%
(a) Recognition of a U.S. tax benefit with respect to a foreign exchange loss on the capitalization of an intercompany loan with the Company's Canadian subsidiary.
(b) Increase in Section 382 limitation resulting from recognition of built-in gains.

Deferred income tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Deferred income tax assets:
Accrued compensation	$20.4	$—	$16.8	$—
Capital lease obligations to related party	83.8	0.6	86.8	0.8
Goodwill and other intangibles, net	4.3	—	5.7	—
Long-term compensation	18.4	4.2	15.2	6.0
Net operating losses and credit carryforwards	85.9	10.8	120.5	8.7
Allowance for doubtful accounts	11.5	0.1	13.8	—
Other	1.7	0.7	1.8	0.8
Gross deferred income tax assets	226.0	16.4	260.6	16.3
Less valuation allowance	(6.3)	(15.5)	(26.1)	(15.7)
Total deferred tax asset	219.7	0.9	234.5	0.6
Deferred income tax liabilities:
Property and equipment, net	(92.0)	—	(95.1)	—
Inventory reserve	(49.5)	—	(50.1)	—
Other	(5.8)	—	(5.4)	—
Total deferred tax liability	(147.3)	—	(150.6)	—
Net deferred income tax asset	$72.4	$0.9	$83.9	$0.6

Deferred income tax asset valuation allowance is as follows:

(in millions)	U.S.	Non U.S.	Total
Balance at December 31, 2013	$—	$—	$—
Unisource merger	26.1	13.7	39.8
Additions	—	2.0	2.0
Balance at December 31, 2014	26.1	15.7	41.8
Additions	—	2.5	2.5
Subtractions	(19.8)	—	(19.8)
Currency translation adjustments	—	(2.7)	(2.7)
Balance at December 31, 2015	$6.3	$15.5	$21.8

The Merger resulted in a significant change in the ownership of the Company, which, pursuant to the Internal Revenue Code Section 382, imposes annual limits on the Company’s ability to utilize its U.S. federal and state net operating loss carryforwards ("NOLs"). The Company’s NOLs will continue to be available to offset taxable income (until such NOLs are either utilized or expire) subject to the Section 382 annual limitation increased for built-in gains recognized within a 60-month period following the ownership change to the extent of total unrealized built-in gains. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years.

In general, it is the practice and intention of Veritiv to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2015, Veritiv’s tax basis exceeded its financial reporting basis in certain investments in non-U.S. subsidiaries. The Company does not believe these temporary differences will reverse in the foreseeable future and, therefore, no deferred tax asset has been recognized with respect to these basis differences. Additionally, U.S. income tax has not been recognized on the excess of the amount of financial reporting basis over the tax basis of investments in non-U.S. subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or under certain other circumstances. The amount of such temporary differences totaled $30.5 million as of December 31, 2015. If recorded, the estimated income and withholding tax liability associated with these temporary differences is approximately $10.0 million. The estimated tax liability may be reduced by foreign tax credits upon repatriation.

Veritiv applies a "more likely than not" threshold to the recognition and de-recognition of uncertain tax positions. A change in judgment related to prior years' uncertain tax positions is recognized in the period of such change.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. Total gross unrecognized tax benefits as of December 31, 2015, 2014 and 2013, as well as activity within each of the years, was not material.

In the U.S., Veritiv is generally subject to examination by the Internal Revenue Service ("IRS") and certain states for fiscal years 2011 and later; however, it may be subject to IRS and state tax authority adjustments for years prior to 2011 to the extent of losses or other tax attributes carrying forward from the earlier years. Unisource Canada remains subject to examination by the Canadian Revenue Agency for fiscal years 2011 and later and certain provinces for fiscal years 2011 and later.

As of December 31, 2015, Veritiv has federal, state and foreign income tax NOLs, available to offset future taxable income, of $216.3 million, $214.2 million and $41.0 million, respectively, which will expire at various dates from 2016 through 2035, with the exception of certain foreign NOLs that do not expire but have a full valuation allowance.

On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the "tangible property regulations"). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014. The estimated tax impact of these accounting method changes had an immaterial effect on non-current deferred tax assets, with a corresponding reduction in current taxes payable, and has been reflected in the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014.

9. RELATED PARTY TRANSACTIONS

Agreements with the UWWH Stockholder

As described in Note 1, Business and Summary of Significant Accounting Policies, on the Distribution Date the UWWH Stockholder, the sole shareholder of UWWH, received 7.84 million shares of Veritiv common stock for all outstanding shares of UWWH common stock that it held in a private placement transaction. Additionally, Veritiv and the UWWH Stockholder executed the following agreements:

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

•
Tax Receivable Agreement: The Tax Receivable Agreement sets forth the terms by which Veritiv generally will be obligated to pay the UWWH Stockholder an amount equal to 85% of the U.S. federal, state and Canadian income tax savings that Veritiv actually realizes as a result of the utilization of Unisource's net operating losses attributable to taxable periods prior to the date of the Merger. For purposes of the Tax Receivable Agreement, Veritiv’s income tax savings will generally be computed by comparing Veritiv’s actual aggregate U.S. federal, state and Canadian income tax liability for taxable periods (or portions thereof) beginning after the date of the Merger to the amount of Veritiv’s aggregate U.S. federal, state and Canadian income tax liability for the same periods had Veritiv not been able to utilize Unisource Worldwide, Inc.’s net operating losses attributable to taxable periods prior to the date of the Merger. Veritiv will pay to the UWWH Stockholder an amount equal to 85% of such tax savings, plus interest at a rate of LIBOR plus 1.00%, computed from the earlier of the date that Veritiv filed its U.S. federal income tax return for the applicable taxable year and the date that such tax return was due (without extensions) until payments are made. Under the Tax Receivable Agreement, the UWWH Stockholder will not be required to reimburse Veritiv for any payments previously made if such tax benefits are subsequently disallowed or adjusted (although future payments under the Tax Receivable Agreement would be adjusted to the extent possible to reflect the result of such disallowance or adjustment). The Tax Receivable Agreement will be binding on and adapt to the benefit of any permitted assignees of the UWWH Stockholder and to any successors to any of the parties of the Tax Receivable Agreement to the same extent as if such permitted assignee or successor had been an original party to the Tax Receivable Agreement.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and private placement, Georgia-Pacific, as joint owner of the sole stockholder of UWWH, is considered a related party from July 1, 2014 and forward. The following table summarizes the financial impact of those related party transactions with Georgia Pacific:

	Year Ended December 31,
(in millions)	2015	2014
Sales to Georgia-Pacific, reflected in net sales	$33.6	$18.4
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	$264.7	$136.1
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$25.2	$26.6
Related party payable to Georgia-Pacific	$10.7	$11.0
Related party receivable from Georgia-Pacific	$3.9	$3.9

See Note 7, Leases, for information on the Company's financing obligations to Georgia-Pacific.

Relationship between Veritiv and International Paper

Transactions with International Paper

Prior to the Spin-off, xpedx purchased certain inventory items from, and sold certain inventory items to, International Paper in the normal course of business. After the Spin-off and the Merger, Veritiv continues to purchase from and sell certain inventory items to International Paper that are considered transactions in the normal course of the Company’s operations. Although the Company and International Paper entered into a transition services agreement, International Paper is not considered a related party subsequent to the Spin-off. The following table summarizes the financial impact of those related party transactions with International Paper:

	Year Ended December 31,
(in millions)	2014	2013
Sales to International Paper, reflected in net sales	$24.3	$53.0
Purchases of inventory from International Paper, recognized in cost of products sold	$276.5	$604.4

Parent Company Investment

The components of net transfers to Parent for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
(in millions)	2014	2013
Intercompany sales and purchases, net	$255.4	$556.6
Cash pooling and general financing activities	(322.5)	(675.8)
Corporate allocations including income taxes	34.7	84.1
Net adjustments in conjunction with the Spin-off	(49.6)	—
Total net transfers to International Paper	$(82.0)	$(35.1)

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

Allocation of General Corporate Expenses

Prior to the Spin-off, the xpedx financial statements included expense allocations for certain functions previously provided by International Paper, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses were allocated on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount, sales or other measures. Prior to the Spin-off, $25.5 million and $84.0 million of expenses were allocated to xpedx and were included within selling and administrative expenses in the Consolidated and Combined Statements of Operations for the years ended December 31, 2014 and 2013.

Separation Agreements with Former Unisource CEO

Effective as of the Distribution Date, Allan R. Dragone, Jr. ceased to be the Chief Executive Officer of Unisource and became a member of Veritiv’s Board of Directors. Under his then existing employment agreement with Unisource, Mr. Dragone was entitled to receive severance benefits, subject to his execution and non-revocation of a general release of claims against Unisource, the Company and International Paper. Under a Separation and Non-Competition Agreement entered into between the Company and Mr. Dragone as of June 30, 2014 (the "Separation Agreement"), Mr. Dragone received an additional $3.0 million in severance pay and agreed to be bound by the restrictive covenants set forth in the Separation Agreement. For the year ended December 31, 2014, the Company recognized $5.4 million in expense related to Mr. Dragone's employment agreement and the Separation Agreement, which is reflected in merger and integration expenses in the Consolidated and Combined Statements of Operations. As part of his employment agreement, Mr. Dragone exercised his right to sell his personal residence to the Company. The Company completed the purchase of the residence for $4.6 million and subsequently sold the residence for $4.6 million during the year ended 2015.

10. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

Veritiv sponsors qualified defined contribution plans covering its employees in the U.S. and Canada. The defined contribution plans allow eligible employees to contribute a portion of their salary to the plans and Veritiv makes matching contributions to participant accounts on a specified percentage of employee deferrals as determined by the provisions of each plan. During the year ended December 31, 2015, Veritiv's contributions to these plans totaled $19.0 million.

In conjunction with the Merger, Veritiv assumed responsibility for Unisource's defined contribution retirement plans in the U.S. and Canada. Veritiv’s total contribution to these plans was $2.4 million for the year ended December 31, 2014.

Prior to the Spin-off, certain employees of xpedx participated in defined contribution plans sponsored by International Paper. International Paper's matching contributions to the plans totaled approximately $8.9 million and $16.7 million for the years ended December 31, 2014 and 2013, respectively. After the Spin-off, xpedx employees in the U.S. commenced participating in the Veritiv Retirement Savings Plan ("401(k) Plan") (formerly known as the Unisource plan). The assets of the xpedx employees under International Paper plans were transferred to the 401(k) Plan. For the year ended December 31, 2014, Veritiv's matching contributions to this plan totaled $5.6 million.

Deferred Compensation Savings Plans

In conjunction with the Merger, Veritiv assumed responsibility for Unisource's legacy deferred compensation plans. Unisource maintained deferred compensation obligations for certain employees from its past acquisitions. Unisource agreed to pay these employees deferred compensation in return for services rendered prior to their retirement. In general, the payout terms varied for each employee agreement and were paid in monthly or annual installments ranging up to 15 years from the date of eligibility.

Effective January 1, 2015, the Company adopted the Veritiv Deferred Compensation Savings Plan which provides for the deferral of salaries, commissions or bonuses of eligible non-union employees. Under this plan, eligible participants may elect to defer up to 85% of their base salary or commissions, and up to 85% of their annual incentive bonus. The amounts deferred are credited to notional investment accounts selected by participants. At the time a deferral election is made, participants elect to receive payout of the deferred amounts upon termination of employment in the form of a lump sum or equal annual installments ranging from two to ten years. Currently, Veritiv does not make matching contributions to this plan.

The liabilities associated with these plans are summarized in the table below.

Deferred Compensation Liability

(in millions)	December 31, 2015	December 31, 2014
Other accrued liabilities	$2.8	$2.7
Other non-current liabilities	19.6	18.2
Total liabilities	$22.4	$20.9

Defined Benefit Plans

At December 31, 2015 and 2014, Veritiv did not maintain any active defined benefit plans for its non-union employees.

Certain of xpedx’s employees participated in defined benefit pension and other post-retirement benefit plans sponsored and accounted for by International Paper. In conjunction with the Spin-off, the above plans were frozen for the xpedx employees, and International Paper retained the associated liabilities. Certain xpedx union employees were added as participants to the Unisource's defined benefit pension plan. The amount of net pension and other post-employment benefit expense attributable to xpedx related to the International Paper sponsored plans was $8.0 million and $15.1 million for the years ended December 31, 2014 and 2013, respectively.

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

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit plans and Supplemental Executive Retirement Plans ("SERP") in the U.S. and Canada. Except as discussed above, these plans were frozen prior to the Merger.

Benefit Obligations and Funded Status

The following table provides information about Veritiv's U.S. and Canadian defined benefit pension and SERP plans:

	Year Ended December 31,
	2015		2014
(in millions)	U.S.	Canada	U.S.	Canada
Accumulated benefit obligation, end of year	$89.0	$68.2	$93.7	$79.0

Change in projected benefit obligation:
Benefit obligation, beginning of year (July 1 for 2014)	$93.7	$89.4	$87.9	$92.7
Service cost	0.8	0.2	0.4	0.1
Interest cost	3.2	3.2	1.7	1.9
Actuarial (gain) loss	(3.4)	1.6	5.9	4.4
Benefits paid	(5.2)	(4.0)	(2.0)	(2.0)
Settlements	(0.1)	—	(0.2)	—
Foreign exchange adjustments	—	(14.4)	—	(7.7)
Projected benefit obligation, end of year	$89.0	$76.0	$93.7	$89.4

Change in plan assets:
Plan assets, beginning of year (July 1 for 2014)	$80.2	$66.4	$81.6	$68.7
Employer contributions	0.1	3.5	0.8	2.0
Investment returns	0.3	6.3	0.4	4.1
Benefits paid	(5.2)	(4.0)	(2.0)	(2.0)
Administrative expenses paid	(0.9)	—	(0.4)	—
Settlements	(0.1)	—	(0.2)	—
Currency translation adjustments	—	(10.6)	—	(6.4)
Plan assets, end of year	$74.4	$61.6	$80.2	$66.4
Underfunded status, end of year	$(14.6)	$(14.4)	$(13.5)	$(23.0)

Balance Sheet Positions

	Year Ended December 31,
	2015		2014
(in millions)	U.S.	Canada	U.S.	Canada
Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liabilities	$0.1	$0.2	$0.1	$0.1
Defined benefit pension obligations	14.5	14.2	13.4	22.9
Net liability recognized	$14.6	$14.4	$13.5	$23.0

	Year Ended December 31,
	2015		2014
(in millions)	U.S.	Canada	U.S.	Canada
Amounts not yet reflected in net periodic benefit cost and included in AOCI consist of:
Net loss, net of tax	$6.2	$1.2	$5.2	$2.2

Net Periodic Cost

Total net periodic benefit cost associated with the defined benefit pension and SERP plans is summarized below:

	Year Ended December 31,
	2015		2014
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$1.6	$0.2	$0.8	$0.1
Interest cost	3.2	3.2	1.7	1.9
Expected return on plan assets	(5.2)	(3.3)	(3.1)	(1.9)
Net periodic benefit cost (credit)	$(0.4)	$0.1	$(0.6)	$0.1

Changes to funded status recognized in other comprehensive (income) loss:
Net loss (gain) during year, net of tax	$1.0	$(1.0)	$5.2	$2.2

Amounts are generally amortized from AOCI over the expected future working lifetime of active plan participants. The amount Veritiv expects to amortize from AOCI into net periodic pension cost in 2016 is not significant.

Fair Value of Plan Assets

U.S. and Canada pension plan assets are primarily invested in broad-based mutual funds and pooled funds comprised of U.S. and non-U.S. equities, U.S. and non-U.S. high-quality and high-yield fixed income securities, and short-term interest bearing securities or deposits.

The underlying investments of the plan assets are either valued using quoted prices in active markets (Level 1) or valued as of the most recent trade date (Level 2). The following tables present Veritiv’s plan assets using the fair value hierarchy as of December 31:

As of December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Investments – U.S.:
Equity securities	$48.4	$48.4	$—	$—
Fixed income securities	25.8	25.8	—	—
Cash and cash equivalents	0.2	0.2	—	—
Total	$74.4	$74.4	$—	$—

As of December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Investments – Canada:
Equity securities	$41.1	$—	$41.1	$—
Fixed income securities	19.9	—	19.9	—
Cash and short-term securities	0.6	0.6	—	—
Total	$61.6	$0.6	$61.0	$—

As of December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Investments – U.S.:
Equity securities	$53.3	$53.3	$—	$—
Fixed income securities	26.7	26.7	—	—
Cash and short-term securities	0.2	0.2	—	—
Total	$80.2	$80.2	$—	$—

As of December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Investments – Canada:
Equity securities	$42.4	$—	$42.4	$—
Fixed income securities	22.9	—	22.9	—
Cash and short-term securities	1.1	1.1	—	—
Total	$66.4	$1.1	$65.3	$—

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

The weighted-average asset allocations of invested assets within Veritiv’s defined benefit pension plans were as follows:

As of December 31, 2015			Asset Allocation Range
(in millions)	U.S.	Canada	U.S.	Canada
Equity securities	$48.4	$41.1	55 - 75%	50 - 70%
Fixed income securities	25.8	19.9	20 - 40%	30 - 50%
Cash and short-term securities	0.2	0.6	0 - 10%	0 - 5%
Total	$74.4	$61.6

As of December 31, 2014			Asset Allocation Range
(in millions)	U.S.	Canada	U.S.	Canada
Equity securities	$53.3	$42.4	55 - 75%	50 - 70%
Fixed income securities	26.7	22.9	20 - 40%	30 - 50%
Cash and short-term securities	0.2	1.1	0 - 10%	0 - 5%
Total	$80.2	$66.4

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

The following table presents significant weighted-average assumptions used in computing the benefit obligations:

	Year Ended December 31,
	2015		2014
	U.S.	Canada	U.S.	Canada
Discount rate	4.05%	4.00%	3.75%	4.00%
Rate of compensation increases	N/A	3.00%	N/A	3.00%

The following table presents significant weighted-average assumptions used in computing net periodic benefit cost:

	Year Ended December 31,
	2015		2014
	U.S.	Canada	U.S.	Canada
Discount rate	3.75%	4.00%	4.05%	4.30%
Rate of compensation increases	N/A	3.00%	N/A	3.00%
Expected long-term rate of return on assets	7.15%	5.50%	8.00%	5.75%

Cash Flows

Veritiv expects to contribute $0.1 million and $3.6 million to its U.S. and Canadian defined benefit pension and SERP plans, respectively, during 2016. Future benefit payments under the defined benefit pension and SERP plans are estimated as follows:

(in millions)	U.S.	Canada
2016	$4.9	$2.4
2017	4.9	2.5
2018	5.2	2.6
2019	5.1	2.7
2020	5.4	2.8
2021-2025	29.2	17.1

Multi-employer Plans

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s multi-employer plans. Veritiv's contributions were $3.9 million, $3.2 million and $2.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. It is reasonably possible that changes to Veritiv employees covered under these plans might result in additional contribution obligations to these plans. Any such obligations would be governed by the specific agreement between Veritiv and any such plan. Veritiv's contributions did not represent more than 5% of total contributions to any multi-employer plans for the years ended December 31, 2015, 2014 and 2013. At the date these Consolidated and Combined Financial Statements were issued, Forms 5500 were not available for the plan years ending in 2015.

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

Veritiv’s participation in the multi-employer plans for the year ended December 31, 2015 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number and the three-digit plan number, if applicable. The Pension Protection Act zone listed below is based on the latest information Veritiv received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s).

Pension Fund	EIN/Pension Plan No.	Pension Protection Act Zone Status	FIP/RP Status Pending/Implemented	Veritiv's Contributions			Surcharge Imposed	Expiration Date(s) of Collective Bargaining Agreement(s)
				2015	2014	2013
Western Conference of Teamsters Pension Trust Fund (1)	916145047/001	Green	No	$1.7	$1.5	$1.2	No	7/31/2014 - 7/31/2017
Central States, Southeast & Southwest Areas Pension Fund (2)	366044243/001	Red	Implemented	0.4	0.3	0.2	Yes	2/28/2015 - 11/30/2016
Teamsters Pension Plan of Philadelphia & Vicinity (3)	231511735/001	Yellow	Implemented	0.4	0.3	0.3	Yes	7/31/2015 - 3/31/2018
Graphic Arts Industry Joint Pension Trust	521074215/001	Red	Implemented	0.1	0.1	0.1	Yes	6/16/2016
New England Teamsters & Trucking Industry Pension	046372430/001	Red	Implemented	0.4	0.5	0.5	Yes	9/30/2017 & 11/30/2017
Western Pennsylvania Teamsters and Employers Pension Plan	256029946/001	Red	Implemented	0.3	0.2	0.2	Yes	3/31/2016 & 3/31/2017
Contributions for individually significant plans				3.3	2.9	2.5
Contributions to other multi-employer plans				0.6	0.3	—
Total contributions				$3.9	$3.2	$2.5
(1) There are 16 collective bargaining units participating in the Western Conference of Teamsters Pension Trust. As of December 31, 2015, five of these were under negotiations.
(2) There are four collective bargaining units participating in the Central States, Southeast & Southwest Areas Pension Fund. As of December 31, 2015, three of these were under negotiations.
(3) There are two collective bargaining units participating in the Teamsters Pension Plan of Philadelphia and Vicinity. As of December 31, 2015, one of these was under negotiation.

11. FAIR VALUE MEASUREMENTS

At December 31, 2015 and 2014, the carrying amounts of cash, receivables, payables and other components of other current assets and other current liabilities approximate their fair value due to the short maturity of these items. Borrowings under the ABL Facility are at variable market interest rates, and accordingly, the carrying amount approximates fair value. See Note 6, Derivative Instrument, Hedging Activities and Risk Management, for fair value information on the interest rate cap agreement.

The fair value of the interest rate cap was derived from a discounted cash flow analysis based on the terms of the agreement and Level 2 data for the forward interest rate curve adjusted for the Company’s credit risk.

The fair value analysis for the goodwill and long-lived asset impairments described in Note 4, Goodwill and Other Intangible Assets, and Note 1, Business and Summary of Significant Accounting Policies, respectively, relied upon both Level 2 data (publicly observable data such as market interest rates, the Company’s stock price, the stock prices of peer companies and the capital structures of peer companies) and Level 3 data (internal data such as the Company’s operating and cash flow projections).

At December 31, 2015 and 2014, the pension plan assets were primarily comprised of mutual funds and pooled funds. The underlying investments of these funds were valued using either quoted prices in active markets or valued as of the most recent trade date. See Note 10, Employee Benefits Plans, for further detail.

The fair value of the Tax Receivable Agreement relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company’s projected revenues, taxable income and assumptions about the utilization of Unisource’s net operating losses, attributable to taxable periods prior to the Merger, by the Company). The contingent liability is remeasured at fair value at each reporting period with the change in fair value recognized in other expense (income), net in the Company’s Consolidated and Combined Statements of Operations. At

December 31, 2015, the Company remeasured the contingent liability using a discount rate of 5.5%. See Note 9, Related Party Transactions, for further discussion of the Tax Receivable Agreement.

The following table provides a reconciliation of the beginning and ending balance of the contingent liability for the year ended December 31, 2015:

(in millions)	Contingent Liability
Balance at December 31, 2014	$60.5
Purchase accounting adjustment	0.6
Change in fair value adjustment	1.9
Balance at December 31, 2015	$63.0

There have been no transfers between the fair value measurement levels for the years ended December 31, 2015 and 2014. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

12. SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Other Current Assets

The components of other current assets were as follows:

(in millions)	December 31,	December 31,
	2015	2014
Rebates receivable	$57.0	$58.1
Prepaid expenses	23.4	25.7
Other	28.4	25.5
Other current assets	$108.8	$109.3

Other Non-Current Assets

The components of other non-current assets were as follows:

(in millions)	December 31,	December 31,
	2015	2014
Deferred financing costs	$15.3	$19.9
Investments in real estate joint ventures	5.8	5.7
Below market leasehold agreements	5.3	6.0
Other	7.9	12.3
Other non-current assets	$34.3	$43.9

Accrued Payroll and Benefits

The components of accrued payroll and benefits were as follows:

(in millions)	December 31,	December 31,
	2015	2014
Accrued payroll and related taxes	$28.7	$32.4
Accrued commissions	39.3	37.0
Accrued incentive plans	49.1	37.3
Other	3.4	4.4
Accrued payroll and benefits	$120.5	$111.1

Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(in millions)	December 31,	December 31,
	2015	2014
Accrued taxes	$13.7	$15.3
Accrued customer incentives	24.0	24.1
Accrued freight	11.5	10.1
Accrued professional fees	10.0	15.1
TRA contingent liability	7.4	—
Other	33.8	35.9
Other accrued liabilities	$100.4	$100.5

Other Non-Current Liabilities

The components of other non-current liabilities were as follows:

(in millions)	December 31,	December 31,
	2015	2014
TRA contingent liability	$55.6	$60.5
Deferred compensation	19.6	18.2
Straight-line rent	12.2	9.4
Above market leasehold agreements	4.5	7.0
Other	13.7	12.1
Other non-current liabilities	$105.6	$107.2

13. EARNINGS PER SHARE

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

On the Distribution Date, Veritiv had 16.00 million shares of common stock issued and outstanding, including 7.84 million shares issued in a private placement to the sole stockholder of UWWH in connection with the Merger. The calculation of both basic and diluted earnings per share for the year ended December 31, 2013 utilized 8.16 million shares as no equity-based awards were outstanding prior to the Distribution Date, and Veritiv was a wholly-owned subsidiary of International Paper prior to that date. The calculation of both basic and diluted loss per share for the year ended December 31, 2014 utilized 12.08 million shares based on the weighted-average shares outstanding during this period, reflecting the impact of the private placement of shares to the sole stockholder of UWWH on the Distribution Date. The calculation of both basic and diluted earnings per share for the year ended December 31, 2015 utilized 16.00 million shares issued and outstanding based on the weighted average shares outstanding during this period. During 2015, the Company granted equity-based awards to certain of its employees. See Note 15, Equity-Based Incentive Plans, for additional information.

A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation is as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Numerator:
Income (loss) from continuing operations	$26.7	$(19.5)	$0.0
Income (loss) from discontinued operations, net of income taxes	—	(0.1)	0.2
Net income (loss)	$26.7	$(19.6)	$0.2

Denominator:
Weighted average number of shares outstanding – basic and diluted	16.00	12.08	8.16

Antidilutive stock-based awards excluded from computation of diluted earnings per share	0.10	N/A	N/A
Performance stock-based awards excluded from computation of diluted earnings per share because performance conditions had not been met	0.16	N/A	N/A

14. SHAREHOLDERS' EQUITY

On the Distribution Date, Veritiv amended and restated its Certificate of Incorporation and its Bylaws. The following summarizes information concerning Veritiv's capital stock.

Authorized Capital Stock

As a result of the Spin-off, the Company’s authorized capital stock consists of 100.00 million shares of common stock, par value $0.01 per share, and 10.00 million shares of preferred stock, par value $0.01 per share.

Common Stock

Shares Outstanding: On the Distribution Date, 8.16 million shares of Veritiv common stock were distributed on a pro rata basis to the International Paper shareholders of record as of the close of business on June 20, 2014. Furthermore, the UWWH Stockholder, the sole shareholder of UWWH, received 7.84 million shares of Veritiv common stock for all outstanding shares of UWWH common stock that it held on the Distribution Date. Following these distributions, Veritiv had 16.00 million shares of common stock issued and outstanding.

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

Preferred Stock

Subject to the provisions of the Amended and Restated Certificate of Incorporation, the Board of Directors of Veritiv is authorized to provide for the issuance of up to 10.00 million shares of preferred stock in one or more series. The Board of Directors may fix the number of shares constituting any series and determine the designation of the series, the dividend rates, rights of priority of dividend payment, the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional and other rights, if any, and any qualifications, limitations or restrictions, applicable to the shares of such series. No preferred stock was issued and outstanding as of December 31, 2015.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the Consolidated and Combined Statements of Comprehensive Income (Loss) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under GAAP, are excluded from net income (loss). AOCI consisted of the following:

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCI
Balance at December 31, 2013	$(4.7)	$—	$—	$(4.7)
Unrealized net losses arising during the year	(10.0)	(7.4)	—	(17.4)
Net current period other comprehensive loss	(10.0)	(7.4)	—	(17.4)
Balance at December 31, 2014	(14.7)	(7.4)	—	(22.1)
Unrealized net losses arising during the year	(11.9)	—	(0.5)	(12.4)
Amounts reclassified from AOCI	(0.5)	—	—	(0.5)
Net current period other comprehensive loss	(12.4)	—	(0.5)	(12.9)
Balance at December 31, 2015	$(27.1)	$(7.4)	$(0.5)	$(35.0)

Veritiv's Swedish operations were liquidated in December 2015, which resulted in a $0.5 million reclassification from AOCI into restructuring charges in the Consolidated and Combined Statements of Operations. For the years ended December 31, 2014 and 2013, there were no reclassifications from AOCI into earnings.

15. EQUITY-BASED INCENTIVE PLANS

Veritiv Omnibus Incentive Plan

Veritiv's 2014 Omnibus Incentive Plan (the "2014 Plan") provides for the grant of deferred share units ("DSUs"), restricted stock units ("RSUs"), performance condition share units (“PCSUs”), and market condition performance share units (“MCPSUs”), among other awards. A total of 2.08 million shares of Veritiv common stock may be issued under the 2014 Plan, subject to certain adjustment provisions. As of December 31, 2015, there were approximately 1.8 million shares available to be granted to any employee, director or consultant of Veritiv or a subsidiary of Veritiv. Grants are made at the discretion of the Compensation and Leadership Development Committee of the Company's Board of Directors.

Deferred Share Units

The Company grants DSUs to its non-employee directors. Each DSU is the economical equivalent of one share of Veritiv's common stock. The DSUs are fully vested and non-forfeitable as of the grant date and are payable in cash following the individual's termination of service as a Veritiv director. The DSUs are classified as a non-current liability and are remeasured at each reporting date, with a corresponding adjustment to compensation expense. At December 31, 2015, there were approximately 43,000 DSUs outstanding with a fair value of $1.5 million. The Company recognized $0.7 million in expense related to these units for the year ended December 31, 2015.

Restricted Stock Units

RSUs are awarded to key employees annually and cliff vest at the end of three years, subject to continued service. The fair value of the RSU awards is based typically on either the closing price of Veritiv common stock on the date of grant or the closing price on the trading date immediately prior to the date of grant if the grant date is not a trading date. Compensation expense for the RSUs is recognized ratably from the grant date to the vesting date.

A summary of activity related to non-vested RSUs is presented below:

(units in thousands)	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2014	—	$—
Granted	66	$51.28
Vested	(1)	$51.87
Forfeited	(6)	$51.87
Non-vested at December 31, 2015	59	$51.21

The total fair value of RSUs that vested during the year was not significant.

Performance Condition Share Units

PCSUs are awarded to key employees annually and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The PCSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of PCSUs. The PCSUs are divided into three tranches, and each tranche is earned based on the achievement of an annual Adjusted EBITDA target which is set at the beginning of each of the three years in the vesting period. The Company defines Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring charges, non-restructuring stock-based compensation expense, LIFO expense (income), non-restructuring severance charges, non-restructuring asset impairment charges, merger and integration expenses, loss from discontinued operations, net of income taxes, fair value adjustments on the contingent liability associated with the Tax Receivable Agreement ("TRA") and certain other adjustments. The PCSUs that can be earned in 2015 had a weighted average grant date fair value of $51.28 with compensation expense recognized ratably over the three year vesting period. The fair value of the 2016 and 2017 tranches will be based on the market value of Veritiv common stock on the date the Adjusted EBITDA targets are set for each year. Compensation expense for each tranche is recognized ratably from the date the fair value is determined to the vesting date for the number of awards expected to vest.

A summary of activity related to non-vested PCSUs is presented below:

(units in thousands)	Number of PCSUs	Weighted Average Grant Date Fair Value Per Share(1)
Non-vested at December 31, 2014	—	$—
Granted	166	$51.28
Vested	—	$—
Forfeited	(15)	$51.87
Non-vested at December 31, 2015	151	$51.23
(1) Represents weighted average grant date fair value for the 2015 tranche.

Based on the Company's actual Adjusted EBITDA performance for 2015, approximately 8,000 additional PCSUs were earned above the 2015 tranche target of 50,000 shares.

Market Condition Performance Share Units

MCPSUs are awarded to key employees annually and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The MCPSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of MCPSUs. The MCPSUs are divided into three tranches and each tranche is earned based on the achievement of a total shareholder return ("TSR") target relative to the TSR of an applicable peer group over the 1-, 2- and 3-year cumulative periods in the vesting period. The weighted average grant date fair value of the MCPSUs is determined using a Monte Carlo simulation model. Assumptions used in the model included a 25.0% expected volatility rate and a 1.1% risk-free interest rate. The expected volatility rate is based on the historical volatility of a group of peer companies over the most recent period equal to the vesting period, as Veritiv has limited trading history to use the volatility of its own common stock. The risk-free interest rate is based on the yield on U.S. Treasury securities matching the vesting period. Compensation expense is recognized ratably from the grant date to the vesting date.

A summary of activity related to non-vested MCPSUs is presented below:

(units in thousands)	Number of MCPSUs	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2014	—	$—
Granted	100	$62.59
Vested	—	$—
Forfeited	(9)	$63.31
Non-vested at December 31, 2015	91	$62.52

Based on the Company's actual TSR performance for 2015 relative to its peer group's, no MCPSUs were earned for the 2015 tranche.

For the year ended December 31, 2015, the Company recognized $3.8 million in expense related to the aforementioned equity-based awards. The income tax benefit recognized in 2015 related to stock-based compensation expense was $1.5 million. As of December 31, 2015, total unrecognized stock-based compensation expense was $11.6 million and is expected to be recognized over a weighted average period of 2.2 years. Unrecognized compensation expense for the 2016 and 2017 tranches of the PCSU awards is estimated based on the Company's closing stock price at December 31, 2015. Dividends are not paid or accrued on unvested stock units. The grant date fair values are not reduced for dividends as none are expected to be paid during the vesting period.

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

	Year Ended December 31,
(in millions)	2014	2013
Total stock-based compensation expense	$4.3	$15.4
Income tax benefit related to stock-based compensation	$1.3	$8.5

16. COMMITMENTS AND CONTINGENCIES

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

17. SEGMENT INFORMATION

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

•
Packaging – The Packaging segment provides standard as well as custom and comprehensive packaging solutions for customers based in North America and in key global markets. The business is strategically focused on higher growth industries including light industrial/general manufacturing, food production, fulfillment and internet retail, as well as niche verticals based on geographical and functional expertise.

•
Facility Solutions – The Facility Solutions segment sources and sells cleaning, break-room and other supplies such as towels, tissues, wipers and dispensers, can liners, commercial cleaning chemicals, soaps and sanitizers, sanitary maintenance supplies and equipment, safety and hazard supplies, and shampoos and amenities primarily in the U.S., Canada and Mexico.

The Company’s consolidated financial results also include a "Corporate & Other" category which includes certain assets and costs not primarily attributable to any of the reportable segments. Corporate & Other also includes the Veritiv logistics solutions business which provides transportation and warehousing solutions.

The following tables present net sales, Adjusted EBITDA (the metric management uses to assess operating performance) and certain other measures for each of the reportable segments and total continuing operations for the periods presented:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Year Ended December 31, 2015
Net sales	$3,271.8	$1,215.5	$2,829.9	$1,289.3	$111.2	$8,717.7
Adjusted EBITDA	79.0	34.7	212.6	41.7	(186.0)	182.0
Depreciation and amortization	13.5	3.1	14.4	7.1	18.8	56.9
Restructuring charges	3.6	—	3.8	2.5	1.4	11.3
Year Ended December 31, 2014
Net sales	2,956.1	1,075.5	2,259.4	1,070.3	45.2	7,406.5
Adjusted EBITDA	55.4	27.1	157.0	33.6	(151.1)	122.0
Depreciation and amortization	9.7	1.4	9.7	4.6	12.2	37.6
Restructuring charges	1.5	—	1.4	0.6	0.5	4.0
Year Ended December 31, 2013
Net sales	2,399.6	807.9	1,600.3	844.6	—	5,652.4
Adjusted EBITDA	43.9	16.4	117.9	14.4	(118.4)	74.2
Depreciation and amortization	4.4	0.6	2.6	1.5	8.0	17.1
Restructuring charges	15.7	1.1	11.7	7.4	2.0	37.9

The table below presents a reconciliation of income (loss) from continuing operations before income taxes reflected in the Consolidated and Combined Statements of Operations to Total Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2015	2014	2013
Income (loss) from continuing operations before income taxes	$44.9	$(21.6)	$0.4
Interest expense, net	27.0	14.0	—
Depreciation and amortization	56.9	37.6	17.1
Restructuring charges	11.3	4.0	37.9
Non-restructuring stock-based compensation	3.8	4.0	13.1
LIFO expense (income)	(7.3)	6.3	3.4
Non-restructuring asset impairment charges	2.6	—	—
Non-restructuring severance charges	3.3	2.6	2.3
Merger and integration expenses	34.9	75.1	—
Fair value adjustment on TRA contingent liability	1.9	1.7	—
Other	2.7	(1.7)	—
Adjusted EBITDA	$182.0	$122.0	$74.2

The table below summarizes total assets as of December 31, 2015 and December 31, 2014:

(in millions)	December 31, 2015	December 31, 2014
Print	$948.1	$949.1
Publishing	185.5	207.6
Packaging	793.9	797.6
Facility Solutions	346.5	381.3
Corporate & Other	202.9	238.9
Total assets	$2,476.9	$2,574.5

Prior to the Merger, the Company's operations and identifiable assets were primarily located in the U.S. After the Merger, the Company's operations and identifiable assets are primarily located in the U.S. and Canada. The following table presents net sales and property and equipment, net by geographic area.

	Net Sales			Property and Equipment, Net
	Year Ended December 31,			December 31, 2015	December 31, 2014
(in millions)	2015	2014	2013
U.S.	$7,961.3	$6,848.9	$5,508.5	$345.2	$355.0
Canada	628.9	408.2	25.2	16.0	18.7
Rest of world	127.5	149.4	118.7	2.5	3.7
Total	$8,717.7	$7,406.5	$5,652.4	$363.7	$377.4

No single customer accounted for more than 5% of net sales for the years ended December 31, 2015, 2014, and 2013. During the year ended December 31, 2015, approximately 40% of our purchases were made from ten suppliers.

18. QUARTERLY DATA (UNAUDITED)

The unaudited quarterly results of operations for 2015 and 2014 are summarized below:

	2015
	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
Net sales	$2,137.9	$2,159.3	$2,219.8	$2,200.7
Cost of products sold	1,761.9	1,768.3	1,825.8	1,804.3
Net income (loss)	(2.2)	4.3	14.5	10.1

Weighted average number of shares outstanding – basic and diluted	16.00	16.00	16.00	16.00
Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$(0.14)	$0.27	$0.91	$0.63

	2014
	Three Months Ended
	March 31	June 30	September 30	December 31
Net sales	$1,307.4	$1,329.0	$2,390.3	$2,379.8
Cost of products sold	1,088.5	1,116.7	1,987.1	1,988.6
Income (loss) from continuing operations	5.6	2.9	(14.0)	(14.0)
Loss from discontinued operations, net of income taxes	(0.1)	—	—	—
Net income (loss)	5.5	2.9	(14.0)	(14.0)

Weighted average number of shares outstanding – basic and diluted	8.16	8.16	16.00	16.00
Earnings (loss) per share (1):
Basic and diluted
Continuing operations	$0.69	$0.36	$(0.88)	$(0.88)
Discontinued operations	(0.01)	—	—	—
Basic and diluted earnings (loss) per share	$0.68	$0.36	$(0.88)	$(0.88)

(1) See Note 13 of the Notes to the Consolidated and Combined Financial Statements for discussion on the shares of common stock utilized in the computation of basic and diluted earnings per share.

See the table below for the quarterly breakdown of merger and integration expenses and restructuring charges:

	2015
(in millions)	Three Months Ended
	March 31	June 30	September 30	December 31
Merger and integration expenses	$10.0	$10.3	$8.3	$6.3
Restructuring charges	$3.4	$2.2	$3.0	$2.7

	2014
	Three Months Ended
	March 31	June 30	September 30	December 31
Merger and integration expenses	$—	$2.1	$54.8	$18.2
Restructuring charges (income)	$(0.2)	$(0.9)	$0.1	$5.0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized or reported within the time periods specified in SEC rules and forms. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Management’s Responsibility for the Financial Statements

The management of Veritiv Corporation is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with GAAP appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of conduct adopted by our board of directors that is applicable to all officers and employees of our Company and subsidiaries, as well as a code of conduct that is applicable to all of our directors.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on our assessment, management has concluded that internal controls over financial reporting were effective as of December 31, 2015.

Our independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, are appointed by the Audit and Finance Committee of our board of directors. Deloitte & Touche LLP has audited and reported on the Consolidated Financial Statements of Veritiv Corporation, and has issued an attestation report on the effectiveness of our internal control over financial reporting. The report of the independent registered public accounting firm is contained in this Annual Report.

Audit and Finance Committee Responsibility

The Audit and Finance Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit and Finance Committee reviews with the independent auditors the scope and results of the audit effort. The Audit and Finance Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit and Finance Committee. Our Audit and Finance Committee’s Report can be found in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2016, which will be filed on or before April 1, 2016.

Attestation Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Veritiv Corporation
Atlanta, Georgia

We have audited the internal control over financial reporting of Veritiv Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph referring to the July 1, 2014 merger with UWW Holdings, Inc. and allocations of certain corporate costs from International Paper Company for periods prior to July 1, 2014.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 15, 2016

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors of the Company.
This information is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Proposal 1 – Election of Directors".

(b) Executive Officers of the Company.
This information can be found under "Executive Officers of the Company" in Part I, Item 1 of this report.

(c) Audit Committee Financial Experts.
This information is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Board Committees".

(d) Identification and Composition of the Audit and Finance Committee.
This information is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Board Committees".

(e) Compliance with Section 16(a) of the Exchange Act.
This information is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance".

(f) Code of Ethics.
This information is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Corporate Governance Principles".

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Executive Compensation" and "Corporate Governance—Director Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Corporate Governance—Related Person Transaction Policy" and "Corporate Governance—Director Independence".

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Principal Accountant Fees and Services".

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2016.

VERITIV CORPORATION
(Registrant)

By:	/s/ Mary A. Laschinger
Name: Mary A. Laschinger
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2016.

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

10.14†	Veritiv Corporation 2014 Omnibus Incentive Plan, incorporated by reference from Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on July 3, 2014.

10.15†	2014 Short-Year Veritiv Incentive Plan adopted effective as of August 8, 2014, incorporated by reference from Exhibit 10.15 to the Registrant's Form 10-Q filed on August 14, 2014.

10.16†	Form of Notice of 2014 Long-Term Transition Incentive Award, incorporated by reference from Exhibit 10.16 to the Registrant's Form 10-Q filed on August 14, 2014.

10.17†	Form of Notice of 2014-15 Long-Term Transition Incentive Award, incorporated by reference from Exhibit 10.17 to the Registrant's Form 10-Q filed on August 14, 2014.

10.18†	Form of Notice of 2014-15-16 Long-Term Transition Incentive Award, incorporated by reference from Exhibit 10.18 to the Registrant's Form 10-Q filed on August 14, 2014.

10.19†	Terms and Conditions of Long-Term Transition Incentive Award Opportunities, incorporated by reference from Exhibit 10.19 to the Registrant's Form 10-Q filed on August 14, 2014.

10.20†	Veritiv Corporation Deferred Compensation Savings Plan, incorporated by reference from Exhibit 10.20 to the Registrant's Form 10-Q filed on November 14, 2014.

10.21†	Form of Director Deferred Share Unit Award Agreement, incorporated by reference from Exhibit 10.21 to the Registrant's Form 10-K filed on March 24, 2015.

10.22†	Form of Restricted Stock Unit Award Agreement, incorporated by reference from Exhibit 10.22 to the Registrant's Form 10-K filed on March 24, 2015.

10.23†	Form of Performance Share Award Agreement (Adjusted EBITDA Performance Shares), incorporated by reference from Exhibit 10.23 to the Registrant's Form 10-K filed on March 24, 2015.

Exhibit No.	Description
10.24†	Form of Performance Share Award Agreement (Relative TSR Performance Shares), incorporated by reference from Exhibit 10.24 to the Registrant's Form 10-K filed on March 24, 2015.

10.25†	2015 Veritiv Corporation Annual Incentive Plan adopted effective as of March 4, 2015, incorporated by reference from Exhibit 10.25 to the Registrant's Form 10-K filed on March 24, 2015.

10.26†	Veritiv Corporation Executive Severance Plan adopted effective as of March 4, 2015, incorporated by reference from Exhibit 10.26 to the Registrant's Form 10-K filed on March 24, 2015.
10.27†
Separation Agreement, dated as of December 31, 2015, by and between Veritiv Corporation and Joseph B. Myers, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed on January 8, 2016.

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