Form 10-Q
period 2016-03-31
Veritiv Corp
filed 2016-05-10
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of May 6, 2016 was 16,000,753.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales (including sales to related party of $9.0 and $9.0, respectively)	$2,019.8	$2,137.9
Cost of products sold (including purchases from related party of $56.3 and $69.5, respectively) (exclusive of depreciation and amortization shown separately below)	1,654.5	1,761.9
Distribution expenses	127.5	130.7
Selling and administrative expenses	200.9	210.6
Depreciation and amortization	13.5	13.5
Integration expenses	6.2	10.0
Restructuring charges	1.7	3.4
Operating income	15.5	7.8
Interest expense, net	6.5	6.4
Other expense, net	1.5	3.5
Income (loss) before income taxes	7.5	(2.1)
Income tax expense	4.2	0.1
Net income (loss)	$3.3	$(2.2)

Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$0.21	$(0.14)

Weighted average shares outstanding:
Basic and diluted	16.00	16.00

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$3.3	$(2.2)
Other comprehensive income (loss):
Foreign currency translation adjustments	3.8	(6.6)
Change in fair value of cash flow hedge, net of $0.1 tax for 2016	(0.3)	—
Pension liability adjustments, net of $0.1 tax for 2016	0.1	—
Other comprehensive income (loss)	3.6	(6.6)
Total comprehensive income (loss)	$6.9	$(8.8)

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$47.7	$54.4
Accounts receivable, less allowances of $33.3 and $33.3, respectively	985.8	1,037.5
Related party receivable	4.5	3.9
Inventories	728.4	720.6
Other current assets	118.1	108.8
Total current assets	1,884.5	1,925.2
Property and equipment, net	359.3	363.7
Goodwill	50.2	50.2
Other intangibles, net	29.3	30.2
Deferred income tax assets	70.8	73.3
Other non-current assets	33.1	34.3
Total assets	$2,427.2	$2,476.9
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$590.6	$565.1
Related party payable	10.7	10.7
Accrued payroll and benefits	104.8	120.5
Other accrued liabilities	89.6	100.4
Current maturities of long-term debt	2.6	2.8
Financing obligations to related party, current portion	14.9	14.7
Total current liabilities	813.2	814.2
Long-term debt, net of current maturities	749.0	800.5
Financing obligations to related party, less current portion	194.7	197.8
Defined benefit pension obligations	28.8	28.7
Other non-current liabilities	102.5	105.6
Total liabilities	1,888.2	1,946.8
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized, 16.0 million shares issued and outstanding	0.2	0.2
Additional paid-in capital	568.2	566.2
Accumulated earnings (deficit)	2.0	(1.3)
Accumulated other comprehensive loss	(31.4)	(35.0)
Total shareholders' equity	539.0	530.1
Total liabilities and shareholders' equity	$2,427.2	$2,476.9

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
Operating Activities	2016	2015
Net income (loss)	$3.3	$(2.2)
Depreciation and amortization	13.5	13.5
Amortization of deferred financing fees	1.1	1.1
Net losses (gains) on sales of property and equipment	0.2	(0.2)
Long-lived asset impairment charges	0.4	—
Provision for allowance for doubtful accounts	(2.3)	3.8
Deferred income tax provision (benefit)	2.6	(0.3)
Stock-based compensation	2.0	1.0
Other non-cash items, net	2.1	0.5
Changes in operating assets and liabilities
Accounts receivable and related party receivable	58.5	41.0
Inventories	(2.8)	(21.7)
Accounts payable and related party payable	37.6	72.0
Accrued payroll and benefits	(20.7)	(9.3)
Other	(21.0)	(6.9)
Net cash provided by operating activities	74.5	92.3
Investing Activities
Property and equipment additions	(8.9)	(9.7)
Proceeds from asset sales	1.0	0.2
Net cash used for investing activities	(7.9)	(9.5)
Financing Activities
Change in book overdrafts	(15.4)	(11.9)
Borrowings of long-term debt	1,122.0	1,121.8
Repayments of long-term debt	(1,175.9)	(1,181.0)
Payments under equipment capital lease obligations	(1.0)	(1.0)
Payments under financing obligations to related party	(3.6)	(3.4)
Net cash used for financing activities	(73.9)	(75.5)
Effect of exchange rate changes on cash	0.6	(1.4)
Net change in cash	(6.7)	5.9
Cash at beginning of period	54.4	57.6
Cash at end of period	$47.7	$63.5
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$0.6	$0.7
Cash paid for interest	5.2	5.2

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business distributor of print, publishing, packaging and facility solutions. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger of International Paper Company's xpedx distribution solutions business ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource") (the "Merger"). The Company operates from approximately 180 distribution centers primarily throughout the U.S., Canada and Mexico.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for a complete set of annual audited financial statements.

The accompanying unaudited financial information should be read in conjunction with the Consolidated and Combined Financial Statements and Notes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The operating results for the interim periods are not necessarily indicative of results for the full year.

All significant intercompany transactions between Veritiv's businesses have been eliminated.

Following the Merger, certain corporate and other related functions continued to be provided by International Paper under a transition services agreement. During the three months ended March 31, 2015, the Company recognized $5.6 million in selling and administrative expenses related to this agreement. As of December 31, 2015, all of the functions originally provided by International Paper under this agreement have been fully transitioned to the Company.

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
Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.
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
January 1, 2017
The Company is currently evaluating the impact the ASU may have on its first-in first-out based inventory, which is approximately 13% of the Company's inventory balance as of March 31, 2016. The Company plans to adopt this ASU on January 1, 2017.

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
ASU 2016-09, Compensation-Stock Compensation (Topic 718)
The standard is issued as part of the Financial Accounting Standards Board's simplification initiative. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including income tax consequences, award classification as either equity or liabilities, and classification on the statement of cash flows.
		January 1, 2017; early adoption is permitted	The Company adopted this ASU on January 1, 2016. The adoption did not materially impact the financial statements or related disclosures.

2. INTEGRATION AND RESTRUCTURING CHARGES

Integration Charges

The Company currently expects integration and restructuring charges associated with achieving anticipated cost savings and other synergies from the Merger to be approximately $225.0 million through 2017, including approximately $55.0 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning, but excluding approximately $27.0 million of merger-related expenses. Through March 31, 2016, the Company has incurred approximately $150.0 million, including approximately $45.0 million for capital expenditures.

During the three months ended March 31, 2016 and 2015, Veritiv incurred costs to integrate the combined businesses of xpedx and Unisource. Integration expenses include professional services and project management fees, internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding costs and other costs to integrate the combined businesses of xpedx and Unisource.

The following table summarizes the components of integration expenses:

	Three Months Ended March 31,
(in millions)	2016	2015
Integration management	$1.8	$—
Retention compensation	1.1	3.4
Information technology conversion costs	1.1	2.1
Rebranding	0.7	0.8
Legal, consulting and other professional fees	0.5	2.9
Other	1.0	0.8
Total integration expenses	$6.2	$10.0

Veritiv Restructuring Plan
As part of the Spin-off and Merger, the Company is executing on a multi-year restructuring program of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. The restructuring plan includes initiatives to: (i) consolidate warehouse facilities in overlapping markets, (ii) improve the efficiency of the delivery network, (iii) consolidate customer service centers, (iv) reorganize the field sales and operations functions and (v) restructure the corporate general and administrative functions. As part of its restructuring efforts, the Company continues to evaluate its operations outside of North America to identify additional cost saving opportunities. The Company has elected to restructure certain of its operations in specific countries, which included staff reductions, lease terminations, and facility closures.

The Company recorded restructuring charges of $1.7 million and $3.4 million during the three months ended March 31, 2016 and 2015, respectively, related to these company-wide initiatives. See Note 11, Segment Information, for the impact these charges had on the Company's reportable segments. Other direct costs reported in the table below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The following is a summary of the Company's restructuring activity for the three months ended March 31, 2016:

(in millions)	Severance and Related Costs	Other Direct Costs	Non-Cash Items	Total
Balance at December 31, 2015	$1.7	$0.4	$—	$2.1
Costs incurred	0.7	0.3	0.7	1.7
Payments	(0.9)	(0.4)	—	(1.3)
Other adjustments	—	—	(0.7)	(0.7)
Balance at March 31, 2016	$1.5	$0.3	$—	$1.8

The following is a summary of the Company's restructuring activity for the three months ended March 31, 2015:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2014	$3.7	$0.2	$3.9
Costs incurred	1.9	1.5	3.4
Payments	(2.7)	(0.4)	(3.1)
Balance at March 31, 2015	$2.9	$1.3	$4.2

3. DEBT

The Company's long-term debt obligations were as follows:

(in millions)	March 31, 2016	December 31, 2015
Asset-Based Lending Facility (the "ABL Facility")	$744.7	$795.5
Equipment capital lease obligations (1)	6.9	7.8
Total debt	751.6	803.3
Less: current portion of long-term debt	(2.6)	(2.8)
Long-term debt, net of current maturities	$749.0	$800.5
(1) Equipment capital lease obligations include $0.7 million related to the Toronto build-to-suit arrangement for the three months ended March 31, 2016 and for the year ended December 31, 2015.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2016, the available additional borrowing capacity under the ABL Facility was approximately $444.5 million.

4. INCOME TAXES

The Company’s provision for income taxes for the three months ended March 31, 2016 and 2015 is based on the estimated annual effective tax rate, plus any discrete items.

The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in millions)	2016	2015
Income (loss) before income taxes	$7.5	$(2.1)
Income tax expense	$4.2	$0.1
Effective tax rate	56.0%	(4.8)%

The difference between the Company’s effective tax rate for the three months ended March 31, 2016 and 2015 and the U.S. statutory tax rate of 35.0% primarily relates to the non-recognition of tax benefits on certain losses, non-deductible expenses, and state income taxes (net of federal income tax benefit). The effective tax rate may vary significantly due to potential changes in the amount and mix of pre-tax book income and changes in amounts of non-deductible expenses and other items.

5. RELATED PARTY TRANSACTIONS

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and private placement, Georgia-Pacific, as joint owner of the sole stockholder of UWWH, is a related party. The following tables summarize the financial impact of those related party transactions with Georgia-Pacific:

	Three Months Ended March 31,
(in millions)	2016	2015
Sales to Georgia-Pacific, reflected in net sales	$9.0	$9.0
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	$56.3	$69.5

(in millions)	March 31, 2016	December 31, 2015
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$24.9	$25.2
Related party payable to Georgia-Pacific	$10.7	$10.7
Related party receivable from Georgia-Pacific	$4.5	$3.9

6. DEFINED BENEFIT PLANS

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit plans and Supplemental Executive Retirement Plans in the U.S. and Canada. Net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.4	$0.1	$0.4	$0.1
Interest cost	0.9	0.8	0.8	0.8
Expected return on plan assets	(1.3)	(0.9)	(1.4)	(0.9)
Amortization of net loss	—	0.1	—	—
Net periodic benefit cost (credit)	$0.0	$0.1	$(0.2)	$0.0

7. FAIR VALUE MEASUREMENTS

At March 31, 2016 and December 31, 2015, the carrying amounts of cash, receivables, payables and other components of other current assets and other current liabilities approximate their fair value due to the short maturity of these items. Borrowings under the ABL Facility are at variable market interest rates, and accordingly, the carrying amount approximates fair value.

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the Tax Receivable Agreement at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the Tax Receivable Agreement is a Level 3 measurement which relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company’s projected revenues, taxable income and assumptions about the utilization of Unisource’s net operating losses, attributable to taxable periods prior to the Merger, by the Company). The contingent liability is remeasured at fair value at each reporting period with the change in fair value recognized in other expense (income), net in the Company’s Condensed Consolidated Statements of Operations. At March 31, 2016, the Company remeasured the contingent liability using a discount rate of 4.9%.

The following table provides a reconciliation of the beginning and ending balance of the contingent liability for the three months ended March 31, 2016:

(in millions)	Contingent Liability
Balance at December 31, 2015	$63.0
Change in fair value adjustment recorded in other expense (income), net	1.8
Balance at March 31, 2016	$64.8

There have been no transfers between the fair value measurement levels for the three months ended March 31, 2016. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

8. EARNINGS PER SHARE

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

A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation is as follows:

	Three Months Ended March 31,
(in millions)	2016	2015
Numerator:
Net income (loss)	$3.3	$(2.2)

Denominator:
Weighted average number of shares outstanding – basic and diluted	16.00	16.00

Antidilutive stock-based awards excluded from computation of diluted EPS	0.15	0.06
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.53	0.25

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides the components of accumulated other comprehensive loss ("AOCL") at March 31, 2016 and for the period ended (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2015	$(27.1)	$(7.4)	$(0.5)	$(35.0)
Unrealized net gains (losses) arising during the year	3.8	—	(0.3)	3.5
Amounts reclassified from AOCL	—	0.1	—	0.1
Net current period other comprehensive income (loss)	3.8	0.1	(0.3)	3.6
Balance at March 31, 2016	$(23.3)	$(7.3)	$(0.8)	$(31.4)

The following table provides the components of AOCL at March 31, 2015 and for the period ended (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	AOCL
Balance at December 31, 2014	$(14.7)	$(7.4)	$(22.1)
Unrealized net losses arising during the year	(6.6)	—	(6.6)
Net current period other comprehensive loss	(6.6)	—	(6.6)
Balance at March 31, 2015	$(21.3)	$(7.4)	$(28.7)

10. COMMITMENTS AND CONTINGENCIES

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

11. SEGMENT INFORMATION

The following tables present net sales, Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges, stock-based compensation expense, LIFO income, non-restructuring severance charges, integration expenses, fair value adjustments on the contingent liability associated with the Tax Receivable Agreement ("TRA") and certain other adjustments) and certain other measures for each of the reportable segments and total operations for the periods presented:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Three Months Ended March 31, 2016
Net sales	$759.1	$262.3	$671.5	$301.0	$25.9	$2,019.8
Adjusted EBITDA	16.0	4.0	46.7	7.4	(39.2)	34.9
Depreciation and amortization	3.2	0.9	3.1	1.5	4.8	13.5
Restructuring charges	0.9	—	0.3	0.3	0.2	1.7

Three Months Ended March 31, 2015
Net sales	820.7	309.5	675.2	309.1	23.4	2,137.9
Adjusted EBITDA	15.5	6.5	45.7	6.8	(46.1)	28.4
Depreciation and amortization	3.4	0.5	3.9	1.8	3.9	13.5
Restructuring charges	0.9	—	0.8	0.9	0.8	3.4

The table below presents a reconciliation of income (loss) before income taxes as reflected in the Condensed Consolidated Statements of Operations to total Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2016	2015
Income (loss) before income taxes	$7.5	$(2.1)
Interest expense, net	6.5	6.4
Depreciation and amortization	13.5	13.5
Restructuring charges	1.7	3.4
Stock-based compensation	2.0	1.0
LIFO income	(5.3)	(5.2)
Non-restructuring severance charges	0.8	0.4
Integration expenses	6.2	10.0
Fair value adjustments on TRA contingent liability	1.8	1.3
Other	0.2	(0.3)
Adjusted EBITDA	$34.9	$28.4

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

Factors that could cause actual results to differ materially from current expectations include risks and other factors described under "Risk Factors" in our Annual Report on Form 10-K and elsewhere in the Company’s publicly available reports filed with the Securities and Exchange Commission ("SEC"), which contain a discussion of various factors that may affect the Company’s business or financial results. Such risks and other factors, which in some instances are beyond the Company’s control, include: the industry-wide decline in demand for paper and related products; increased competition from existing and non-traditional sources; adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets; foreign currency fluctuations; our ability to collect trade receivables from customers to whom we extend credit; our ability to attract, train and retain highly qualified employees; the effects of work stoppages, union negotiations and union disputes; loss of significant customers; changes in business conditions in our international operations; procurement and other risks in obtaining packaging, paper and facility products from suppliers for resale to our customers; changes in prices for raw materials; fuel cost increases; inclement weather, anti-terrorism measures and other disruptions to the transportation network; our dependence on a variety of IT and telecommunications systems and the Internet; reliance on third-party vendors for various services; cyber-security risks; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; regulatory changes and judicial rulings impacting our business; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; our inability to renew existing leases on acceptable terms, negotiate rent decreases or concessions and identify affordable real estate; our ability to adequately protect material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our pension and health care costs and participation in multi-employer plans; increasing interest rates; our ability to generate sufficient cash to service debt; our ability to comply with the covenants contained in our debt agreements; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; changes in accounting standards and methodologies; our ability to realize the anticipated synergies, cost savings and growth opportunities from the merger transaction, our ability to integrate the xpedx business with the Unisource business, and the possibility of incurring expenditures in excess of those currently budgeted in connection with the integration; and our limited experience complying with the reporting and other requirements of a publicly traded company, including the Sarbanes-Oxley Act; and other events of which we are presently unaware or currently deem immaterial that may result in unexpected adverse operating results.

For a more detailed discussion of these factors, see the information under the heading "Risk Factors" in our Annual Report on Form 10-K and in other filings made with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.

The following discussion of the Company’s results of operations for the three months ended March 31, 2016 should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Executive Overview

Business Overview

Veritiv Corporation ("Veritiv" or the "Company") is a leading North American business-to-business distributor of print, publishing, packaging and facility solutions. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger of International Paper Company's xpedx distribution solutions business and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. The Company operates from approximately 180 distribution centers primarily throughout the U.S., Canada and Mexico.

Veritiv's business is organized under four reportable segments: Print, Publishing, Packaging and Facility Solutions. This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company’s business. The Company also has a Corporate & Other category which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as the Veritiv logistics solutions business which provides transportation and warehousing solutions. The following summary describes the products and services offered in each of the reportable segments:

•
Print – The Print segment sells and distributes commercial printing, writing, copying, digital, wide format and specialty paper products, graphics consumables and graphics equipment primarily in the U.S., Canada and Mexico. This segment also includes customized paper conversion services of commercial printing paper for distribution to document centers and form printers. Veritiv's broad geographic platform of operations coupled with the breadth of paper and graphics products, including exclusive private brand offerings, provides a foundation to service national, regional and local customers across North America.

•
Publishing – The Publishing segment sells and distributes coated and uncoated commercial printing papers to publishers, retailers, converters, printers and specialty businesses for use in magazines, catalogs, books, directories, gaming, couponing, retail inserts and direct mail. This segment also provides print management, procurement and supply chain management solutions to simplify paper and print procurement processes for Veritiv's customers.

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

•
Facility Solutions – The Facility Solutions segment sources and sells cleaning, break-room and other supplies such as towels, tissues, wipers and dispensers, can liners, commercial cleaning chemicals, soaps and sanitizers, sanitary maintenance supplies and equipment, safety and hazard supplies, and shampoos and amenities primarily in the U.S., Canada and Mexico. Through this segment, Veritiv manages a world class network of leading suppliers in most facilities solutions categories. Additionally, the Company offers total cost of ownership solutions with re-merchandising, budgeting and compliance reporting, inventory management, and a sales-force trained to bring leading vertical expertise to the major North American geographies.

Seasonality

The Company’s operating results are subject to seasonal influences.  Historically, the highest consolidated net sales and consequently Adjusted EBITDA (as defined below) occur during the third quarter while the lowest consolidated net sales and consequently Adjusted EBITDA occur during the first quarter. Within the Print and Publishing segments, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year.  The Packaging segment net sales tend to increase each quarter throughout the year, and net sales for the first quarter are typically less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that build up to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment tend to be highest during the second quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and second highest during the third quarter due to back-to-school demand from customers.

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2016	2015	$	%
Net sales	$2,019.8	$2,137.9	$(118.1)	(6)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,654.5	1,761.9	(107.4)	(6)%
Distribution expenses	127.5	130.7	(3.2)	(2)%
Selling and administrative expenses	200.9	210.6	(9.7)	(5)%
Depreciation and amortization	13.5	13.5	—	—%
Integration expenses	6.2	10.0	(3.8)	(38)%
Restructuring charges	1.7	3.4	(1.7)	(50)%
Operating income	15.5	7.8	7.7	99%
Interest expense, net	6.5	6.4	0.1	2%
Other expense, net	1.5	3.5	(2.0)	(57)%
Income (loss) before income taxes	7.5	(2.1)	9.6	*
Income tax expense	4.2	0.1	4.1	*
Net income (loss)	$3.3	$(2.2)	$5.5	*
* - not meaningful
Net Sales
For the three months ended March 31, 2016, net sales declined by $118.1 million, or 5.5%, due primarily to declines in all reportable segments. See the “Segment Results” section for additional discussion.
Cost of Products Sold
For the three months ended March 31, 2016, cost of products sold decreased by $107.4 million, or 6.1%. The decrease in cost of products sold was primarily driven by a decline in sales as previously discussed.

Distribution Expenses
For the three months ended March 31, 2016, distribution expenses decreased by $3.2 million, or 2.4%. The decline was driven by (i) a $2.4 million decrease in fuel expense driven by lower diesel prices, (ii) a $2.4 million decrease in facilities expenses due to lower rent and utilities expenses from warehouse consolidations and (iii) a $1.5 million decrease in wages and benefits. These decreases were partially offset by (i) a $1.1 million increase in truck lease expenses and (ii) a $2.0 million increase in various other expenses.
Selling and Administrative Expenses
For the three months ended March 31, 2016, selling and administrative expenses decreased by $9.7 million, or 4.6%. The decrease was primarily attributed to (i) a $6.1 million decrease in bad debt expense driven primarily by favorable collection experience, (ii) a $1.1 million decrease in facilities expense, (iii) a $0.8 million decrease in commissions expense due to the decline in sales and (iv) a $1.7 million decrease in various other expenses.

Depreciation and Amortization Expenses
For the three months ended March 31, 2016, depreciation and amortization expenses remained flat to the prior year.

Integration Expenses
For the three months ended March 31, 2016, integration expenses decreased by $3.8 million, or 38.1%. The decline was primarily attributed to (i) a $2.4 million decrease in legal, consulting, and other professional fees, (ii) a $2.3 million decrease in retention compensation expense and (iii) a $0.9 million decrease in various other expenses. These improvements were partially offset by a $1.8 million increase in integration management expense. See Note 2, Integration and Restructuring Charges, to the Condensed Consolidated Financial Statements for additional information related to the Company's integration efforts.
Restructuring Charges
For the three months ended March 31, 2016, restructuring expenses decreased by $1.7 million, or 50%. The decline was primarily attributed to (i) a $1.2 million decrease in relocation expenses and (ii) a $1.2 million decrease in severance expenses. These improvements were partially offset by a $0.7 million increase in other expenses. See Note 2, Integration and Restructuring Charges, to the Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts. The Company may continue to record restructuring charges in the future as restructuring activities progress.

Interest Expense, Net
For the three months ended March 31, 2016, interest expense increased by $0.1 million, or 2%. The increase was primarily attributable to a $0.3 million increase in interest on the ABL Facility. The increase was partially offset by a $0.2 million decrease in miscellaneous interest expense. Amortization of deferred financing costs related to the ABL Facility was flat at $1.1 million.

Effective Tax Rate
Veritiv's effective tax rate was 56.0% and (4.8%) for the three months ended March 31, 2016 and 2015, respectively. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 35.0% is principally related to the non-recognition of tax benefits on certain losses, non-deductible expenses, and state income taxes (net of federal benefit). The historic volatility of the Company's effective tax rate has been primarily due to both the low level of pre-tax income as well as variations in the Company's income (loss) by jurisdiction. Over time and with higher pre-tax income, the Company estimates its effective tax rate will trend toward approximately 40%. However, the effective tax rate may vary significantly due to potential fluctuations in the amount and source (foreign or domestic) of pre-tax income and changes in amounts of non-deductible expenses and other items that could impact the effective tax rate.
Segment Results
Adjusted EBITDA is the primary financial performance measure Veritiv uses to manage its segments, monitor its results of operations, measure its compliance with the covenants under the ABL Facility (as defined in the Notes to the Condensed Consolidated Financial Statements) and incentivize its management. This common metric is intended to align shareholders, debt holders and management. Adjusted EBITDA is a non-GAAP financial measure and is not an alternative to net income, operating income or any other measure prescribed by U.S. generally accepted accounting principles ("U.S. GAAP").

Veritiv uses Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges, stock-based compensation expense, LIFO income, non-restructuring severance charges, integration expenses, fair value adjustments on the contingent liability associated with the Tax Receivable Agreement ("TRA") and certain other adjustments) because Veritiv believes investors commonly use Adjusted EBITDA as a key financial metric for valuing companies such as Veritiv. In addition, the credit agreement governing the ABL Facility permits the Company to exclude these and other charges in calculating Consolidated EBITDA, as defined in the ABL Facility.

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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments reconciled to the combined totals:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Three Months Ended March 31, 2016
Net sales	$759.1	$262.3	$671.5	$301.0	$25.9	$2,019.8
Adjusted EBITDA	$16.0	$4.0	$46.7	$7.4	$(39.2)	$34.9
Adjusted EBITDA as a % of net sales	2.1%	1.5%	7.0%	2.5%	*	1.7%
Three Months Ended March 31, 2015
Net sales	$820.7	$309.5	$675.2	$309.1	$23.4	$2,137.9
Adjusted EBITDA	$15.5	$6.5	$45.7	$6.8	$(46.1)	$28.4
Adjusted EBITDA as a % of net sales	1.9%	2.1%	6.8%	2.2%	*	1.3%
* - not meaningful
The table below provides a reconciliation of Veritiv’s net income determined in accordance with GAAP to Adjusted EBITDA for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(in millions)	2016	2015
Net income (loss)	$3.3	$(2.2)
Interest expense, net	6.5	6.4
Income tax expense	4.2	0.1
Depreciation and amortization	13.5	13.5
EBITDA	27.5	17.8
Restructuring charges	1.7	3.4
Stock-based compensation	2.0	1.0
LIFO income	(5.3)	(5.2)
Non-restructuring severance charges	0.8	0.4
Integration expenses	6.2	10.0
Fair value adjustments on TRA contingent liability	1.8	1.3
Other	0.2	(0.3)
Adjusted EBITDA	$34.9	$28.4

Net sales	$2,019.8	$2,137.9
Adjusted EBITDA as a % of net sales	1.7%	1.3%

Print

The table below presents selected data with respect to the Print segment:

	Three Months Ended March 31,		2016 vs. 2015
(in millions)	2016	2015	Increase (Decrease) %
Net sales	$759.1	$820.7	(7.5)%
Adjusted EBITDA	$16.0	$15.5	3.2%
Adjusted EBITDA as a % of net sales	2.1%	1.9%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2016 vs. 2015
Volume	$(59.4)
Foreign currency	(5.6)
Price/Mix	3.4
Total change	$(61.6)

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015

The net sales decrease is primarily attributable to the continued erosion in sales volume from the secular decline in the paper industry as well as strategic customer choices made in the prior year.

Adjusted EBITDA increased by $0.5 million. The improvement was driven primarily by (i) a $3.2 million decrease in distribution expenses due to lower sales volume, (ii) a $3.2 million decrease in bad debt expense, (iii) a $2.1 million increase from improved product mix and (iv) a $0.4 million decrease in various other expenses. These improvements were partially offset by an $8.4 million reduction from the decline in sales volume.

Publishing

The table below presents selected data with respect to the Publishing segment:

	Three Months Ended March 31,		2016 vs. 2015
(in millions)	2016	2015	Increase (Decrease) %
Net sales	$262.3	$309.5	(15.3)%
Adjusted EBITDA	$4.0	$6.5	(38.5)%
Adjusted EBITDA as a % of net sales	1.5%	2.1%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2016 vs. 2015
Volume	$(44.5)
Foreign currency	(0.1)
Price/Mix	(2.6)
Total change	$(47.2)

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015
The net sales decrease is primarily attributable to the continued erosion in sales volume due to the secular decline in the paper industry, strategic customer decisions made in the prior year and reduced sales to several key accounts in the retail, magazine and catalog sectors.

Adjusted EBITDA decreased by $2.5 million. The decline was driven by (i) a $2.7 million decrease attributed to changes in product mix and (ii) a $2.1 million decrease in sales volume. These declines were partially offset by (i) a $1.3 million decrease in bad debt expense and (ii) a $1.0 million decrease in commission expense due to lower overall sales.

Packaging

The table below presents selected data with respect to the Packaging segment:

	Three Months Ended March 31,		2016 vs. 2015
(in millions)	2016	2015	Increase (Decrease) %
Net sales	$671.5	$675.2	(0.5)%
Adjusted EBITDA	$46.7	$45.7	2.2%
Adjusted EBITDA as a % of net sales	7.0%	6.8%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2016 vs. 2015
Volume	$0.7
Foreign currency	(8.2)
Price/Mix	3.8
Total change	$(3.7)

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015
The net sales decrease is primarily attributable to the impact of changes in foreign currency exchange rates, partially offset by a favorable change in product mix.

Adjusted EBITDA increased by $1.0 million due to (i) a $4.4 million improvement in product mix and (ii) a $0.2 improvement from increased sales volume. These improvements were partially offset by (i) a $1.3 million increase in personnel expenses, (ii) a $1.2 million increase in distribution expenses due to higher utilization of Veritiv’s distribution resources, and (iii) a $1.1 million increase in various other expenses.

Facility Solutions

The table below presents selected data with respect to the Facility Solutions segment.

	Three Months Ended March 31,		2016 vs. 2015
(in millions)	2016	2015	Increase (Decrease) %
Net sales	$301.0	$309.1	(2.6)%
Adjusted EBITDA	$7.4	$6.8	8.8%
Adjusted EBITDA as a % of net sales	2.5%	2.2%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2016 vs. 2015
Volume	$(3.3)
Foreign currency	(5.8)
Price/Mix	1.0
Total change	$(8.1)

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015
The net sales decrease is primarily attributable to the impact of changes in foreign currency exchange rates and strategic customer choices.

Adjusted EBITDA increased by $0.6 million. The improvement was driven primarily by (i) a $1.4 million increase from improved product mix and (ii) a $0.7 million decrease in commission expense due to lower overall sales. These improvements were partially offset by (i) a $0.8 million increase in distribution expenses due to higher utilization of Veritiv’s distribution resources and (ii) a $0.7 million decline due to decreased sales volume.

Corporate & Other

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015
Net sales increased $2.5 million, or 10.7%, due to continued growth in logistics services. The growth in logistics services revenue was driven by an increase in freight brokerage sales.

Adjusted EBITDA increased by $6.9 million, primarily driven by (i) a $3.1 million decrease in personnel expenses, (ii) a $2.0 million decrease in distribution expenses primarily due to reductions in third party logistics services expense, (iii) a $0.8 million decrease in travel and entertainment expenses, and (iv) a $1.0 million decrease in various other expenses.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. The following table sets forth a summary of cash flows:

	Three Months Ended March 31,
(in millions)	2016	2015
Net cash provided by (used for):
Operating activities	$74.5	$92.3
Investing activities	(7.9)	(9.5)
Financing activities	(73.9)	(75.5)
Operating Activities
Net cash provided by operating activities decreased by $17.8 million compared to the prior year. The decrease resulted from the timing of working capital payments which more than offset the increase in net income.

Investing Activities
Net cash used for investing activities decreased by $1.6 million compared to the prior year due to lower capital expenditures and increased proceeds from asset sales.

Financing Activities
Net cash used for financing activities decreased by $1.6 million compared to the prior year primarily due to lower net repayments on the ABL Facility.

Funding and Liquidity Strategy

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2016, the available additional borrowing capacity under the ABL Facility was approximately $444.5 million.

Veritiv's ability to fund its capital needs will depend on its ongoing ability to generate cash from operations, borrowings under the ABL Facility and funds received from capital market offerings. If Veritiv's cash flows from operating activities are lower than expected, the Company may need to borrow under the ABL Facility and may need to incur additional debt or issue additional equity. Although management believes that the arrangements currently in place will permit Veritiv to finance its operations on acceptable terms and conditions, the Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (i) the liquidity of the overall capital markets and (ii) the current state of the economy.

Veritiv's management expects that the Company's primary future cash needs will be for working capital, capital expenditures, contractual commitments and strategic investments. Additionally, management expects that cash provided by operating activities and available capacity under the ABL Facility will provide sufficient funds to operate the business and meet other liquidity needs.

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of March 31, 2016, other than operating lease obligations and the letters of credit under the ABL Facility. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes to the Company's contractual obligations from those disclosed in Veritiv's Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies and Estimates

There have been no material changes to the Company's critical accounting policies and estimates from those disclosed in Veritiv's Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Standards

See Note 1, Business and Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements for information regarding recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 10, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6. EXHIBITS

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITIV CORPORATION
(Registrant)

Date:	May 10, 2016	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2016	By: /s/ W. Forrest Bell
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