Form 10-Q
period 2016-06-30
Veritiv Corp
filed 2016-08-09
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant's common stock as of August 6, 2016 was 16,000,921.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales (including sales to related party of $9.1, $8.0, $18.1 and $17.0, respectively)	$2,060.8	$2,159.3	$4,080.6	$4,297.2
Cost of products sold (including purchases from related party of $46.6, $67.1, $102.9 and $136.5, respectively) (exclusive of depreciation and amortization shown separately below)	1,687.9	1,768.3	3,342.4	3,530.2
Distribution expenses	121.7	129.5	249.2	260.2
Selling and administrative expenses	207.7	218.0	408.6	428.6
Depreciation and amortization	13.6	15.3	27.1	28.8
Integration expenses	6.1	10.3	12.3	20.3
Restructuring charges (income)	(0.3)	2.2	1.4	5.6
Operating income	24.1	15.7	39.6	23.5
Interest expense, net	6.4	6.4	12.9	12.8
Other expense (income), net	3.6	(1.5)	5.1	2.0
Income before income taxes	14.1	10.8	21.6	8.7
Income tax expense	6.2	6.5	10.4	6.6
Net income	$7.9	$4.3	$11.2	$2.1

Earnings per share:
Basic and diluted earnings per share	$0.49	$0.27	$0.70	$0.13

Weighted average shares outstanding:
Basic and diluted	16.00	16.00	16.00	16.00

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$7.9	$4.3	$11.2	$2.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.6)	0.1	2.2	(6.5)
Change in fair value of cash flow hedge, net of $0.1 and $0.2 tax for 2016	0.0	—	(0.3)	—
Pension liability adjustments, net of $0.0 and $0.1 tax for 2016	0.1	—	0.2	—
Other comprehensive income (loss)	(1.5)	0.1	2.1	(6.5)
Total comprehensive income (loss)	$6.4	$4.4	$13.3	$(4.4)

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$46.1	$54.4
Accounts receivable, less allowances of $31.7 and $33.3, respectively	999.2	1,037.5
Related party receivable	4.6	3.9
Inventories	692.9	720.6
Other current assets	110.4	108.8
Total current assets	1,853.2	1,925.2
Property and equipment, net	356.4	363.7
Goodwill	50.2	50.2
Other intangibles, net	28.4	30.2
Deferred income tax assets	67.0	73.3
Other non-current assets	30.9	34.3
Total assets	$2,386.1	$2,476.9
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$604.1	$565.1
Related party payable	11.1	10.7
Accrued payroll and benefits	96.7	120.5
Other accrued liabilities	90.6	100.4
Current maturities of long-term debt	2.6	2.8
Financing obligations to related party, current portion	14.9	14.7
Total current liabilities	820.0	814.2
Long-term debt, net of current maturities	697.5	800.5
Financing obligations to related party, less current portion	187.0	197.8
Defined benefit pension obligations	27.8	28.7
Other non-current liabilities	105.3	105.6
Total liabilities	1,837.6	1,946.8
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized, 16.0 million shares issued and outstanding	0.2	0.2
Additional paid-in capital	571.3	566.2
Accumulated earnings (deficit)	9.9	(1.3)
Accumulated other comprehensive loss	(32.9)	(35.0)
Total shareholders' equity	548.5	530.1
Total liabilities and shareholders' equity	$2,386.1	$2,476.9

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
Operating Activities	2016	2015
Net income	$11.2	$2.1
Depreciation and amortization	27.1	28.8
Amortization of deferred financing fees	2.2	2.2
Provision for allowance for doubtful accounts	(2.6)	5.8
Deferred income tax provision	6.5	5.5
Stock-based compensation	5.1	1.9
Other non-cash items, net	4.1	2.6
Changes in operating assets and liabilities
Accounts receivable and related party receivable	43.8	84.6
Inventories	31.9	(44.2)
Accounts payable and related party payable	36.9	53.1
Accrued payroll and benefits	(28.8)	(6.3)
Other	(14.6)	(11.7)
Net cash provided by operating activities	122.8	124.4
Investing Activities
Property and equipment additions	(17.8)	(22.6)
Proceeds from asset sales	4.9	0.2
Net cash used for investing activities	(12.9)	(22.4)
Financing Activities
Change in book overdrafts	0.9	(18.5)
Borrowings of long-term debt	2,202.5	2,292.8
Repayments of long-term debt	(2,308.8)	(2,346.3)
Payments under equipment capital lease obligations	(1.8)	(2.0)
Payments under financing obligations to related party	(11.2)	(6.8)
Net cash used for financing activities	(118.4)	(80.8)
Effect of exchange rate changes on cash	0.2	0.6
Net change in cash	(8.3)	21.8
Cash at beginning of period	54.4	57.6
Cash at end of period	$46.1	$79.4
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$2.0	$1.1
Cash paid for interest	10.3	10.5
Non-Cash Investing and Financing Activities
Non-cash additions to property and equipment	$1.9	$5.0

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete set of annual audited financial statements.

The accompanying unaudited financial information should be read in conjunction with the Consolidated and Combined Financial Statements and Notes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015. In the opinion of management, all adjustments, including normal recurring accruals and other adjustments, considered necessary for a fair presentation have been included. The operating results for the interim periods are not necessarily indicative of results for the full year.

All significant intercompany transactions between Veritiv's businesses have been eliminated.

Following the Merger, certain corporate and other related functions continued to be provided by International Paper under a transition services agreement. During the three and six months ended June 30, 2015, the Company recognized $3.2 million and $8.8 million in selling and administrative expenses related to this agreement. As of December 31, 2015, all of the functions originally provided by International Paper under this agreement have been fully transitioned to the Company.

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
January 1, 2018; early adoption date is no earlier than the annual period beginning after December 15, 2016
The Company is currently evaluating the alternative methods of adoption (full retrospective or modified retrospective), and the effect on its Consolidated Financial Statements and related disclosures. The Company plans to adopt this ASU on January 1, 2018.

ASU 2015-11, Simplifying the Measurement of Inventory
The standard requires companies to measure inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This ASU will not apply to inventories measured by either the last-in first-out (LIFO) method or retail inventory method.
January 1, 2017
The Company plans to adopt this ASU on January 1, 2017. Given that the majority (approximately 87% of the June 30, 2016 inventory balance) of the Company's inventory is measured using LIFO, it is not expected that the adoption of these provisions will have a material effect on its Consolidated Financial Statements.

ASU 2016-02, Leases (Topic 842)
The standard requires lessees to put most leases on their balance sheet but recognize expenses in their statement of operations in a manner similar to current accounting guidance. The new standard also eliminates the current guidance related to real estate specific provisions.
		January 1, 2019; early adoption is permitted	The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements and related disclosures. The Company plans to adopt this ASU on January 1, 2019.
ASU 2016-09, Compensation-Stock Compensation (Topic 718)
The standard was issued as part of the Financial Accounting Standards Board's simplification initiative. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including income tax consequences, award classification as either equity or liabilities, and classification on the statement of cash flows.
		January 1, 2017; early adoption is permitted	The Company adopted this ASU on January 1, 2016. The adoption did not materially impact the financial statements or related disclosures.
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)
The standard will replace the currently required incurred loss impairment methodology with guidance that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to be considered in making credit loss estimates.
		January 1, 2020; early adoption for fiscal years beginning after December 15, 2018	The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements and related disclosures. The Company plans to adopt this ASU on January 1, 2020.

2. INTEGRATION AND RESTRUCTURING CHARGES

Integration Charges

The Company currently expects integration and restructuring charges associated with achieving anticipated cost savings and other synergies from the Merger to be approximately $225 million through 2017, including approximately $55 million for capital expenditures primarily consisting of information technology infrastructure, systems integration and planning. Approximately $27 million of transaction-related expenses incurred at the time of the Merger are excluded from the $225 million estimate of integration and restructuring charges. Through June 30, 2016, the Company has incurred approximately $161 million in charges, including approximately $50 million for capital expenditures.

During the three and six months ended June 30, 2016 and 2015, Veritiv incurred costs to integrate the combined businesses of xpedx and Unisource. Integration expenses include professional services and project management fees, internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding costs and other costs to integrate the combined businesses of xpedx and Unisource.

The following table summarizes the components of integration expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Integration management	$2.0	$—	$3.8	$—
Retention compensation	0.9	3.1	2.0	6.6
Information technology conversion costs	1.3	2.2	2.4	4.3
Rebranding	0.5	1.7	1.2	2.5
Legal, consulting and other professional fees	0.5	2.5	1.0	5.4
Other	0.9	0.8	1.9	1.5
Total integration expenses	$6.1	$10.3	$12.3	$20.3

Veritiv Restructuring Plan
As part of the Merger, the Company is executing on a multi-year restructuring program of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. The restructuring plan includes initiatives to: (i) consolidate warehouse facilities in overlapping markets, (ii) improve efficiency of the delivery network, (iii) consolidate customer service centers, (iv) reorganize the field sales and operations functions and (v) restructure the corporate general and administrative functions. As part of its restructuring efforts, the Company continues to evaluate its operations outside of North America to identify additional cost saving opportunities. The Company has elected to restructure certain of its operations in specific countries, which included staff reductions, lease terminations, and facility closures.

Related to these company-wide initiatives, the Company recorded restructuring income of $0.3 million, driven primarily by a $2.7 million gain on the sale of a closed facility, and charges of $2.2 million for the three months ended June 30, 2016 and 2015, respectively. The Company recorded restructuring charges of $1.4 million and $5.6 million during the six months ended June 30, 2016 and 2015, respectively. See Note 11, Segment Information, for the impact these charges had on the Company's reportable segments. Other direct costs reported in the table below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The following is a summary of the Company's restructuring activity for the three and six months ended June 30, 2016:

(in millions)	Severance and Related Costs	Other Direct Costs	Non-Cash Items	Total
Balance at December 31, 2015	$1.7	$0.4	$—	$2.1
Costs incurred	0.7	0.3	0.7	1.7
Payments	(0.9)	(0.4)	—	(1.3)
Other adjustments	—	—	(0.7)	(0.7)
Balance at March 31, 2016	1.5	0.3	—	1.8
Costs incurred	0.9	1.5	(2.7)	(0.3)
Payments	(0.6)	(1.0)	—	(1.6)
Other adjustments	—	—	2.7	2.7
Balance at June 30, 2016	$1.8	$0.8	$—	$2.6

The following is a summary of the Company's restructuring activity for the three and six months ended June 30, 2015:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2014	$3.7	$0.2	$3.9
Costs incurred	1.9	1.5	3.4
Payments	(2.7)	(0.4)	(3.1)
Balance at March 31, 2015	2.9	1.3	4.2
Costs incurred	1.0	1.2	2.2
Payments	(1.1)	(0.7)	(1.8)
Balance at June 30, 2015	$2.8	$1.8	$4.6

3. DEBT

The Company's long-term debt obligations were as follows:

(in millions)	June 30, 2016	December 31, 2015
Asset-Based Lending Facility (the "ABL Facility")	$692.0	$795.5
Equipment capital lease obligations (1)	8.1	7.8
Total debt	700.1	803.3
Less: current portion of long-term debt	(2.6)	(2.8)
Long-term debt, net of current maturities	$697.5	$800.5
(1) Equipment capital lease obligations include $2.6 million and $0.7 million related to the Toronto build-to-suit arrangement for the six months ended June 30, 2016 and for the year ended December 31, 2015, respectively.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of June 30, 2016, the available additional borrowing capacity under the ABL Facility was approximately $451.3 million.

4. INCOME TAXES

The Company’s provision for income taxes for the three and six months ended June 30, 2016 and 2015 is based on the estimated annual effective tax rate, plus any discrete items.

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Income before income taxes	$14.1	$10.8	$21.6	$8.7
Income tax expense	$6.2	$6.5	$10.4	$6.6
Effective tax rate	44.0%	60.2%	48.1%	75.9%

The difference between the Company’s effective tax rate for the three and six months ended June 30, 2016 and 2015 and the U.S. statutory tax rate of 35.0% primarily relates to the non-recognition of tax benefits on certain losses, non-deductible expenses, and state income taxes (net of federal income tax benefit). The effective tax rate may vary significantly due to potential changes in the amount and mix of pre-tax book income and changes in amounts of non-deductible expenses and other items.

5. RELATED PARTY TRANSACTIONS

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and related private placement, Georgia-Pacific, as joint owner of the sole stockholder of UWWH, is a related party. The following tables summarize the financial impact of these related party transactions with Georgia-Pacific:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Sales to Georgia-Pacific, reflected in net sales	$9.1	$8.0	$18.1	$17.0
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	$46.6	$67.1	$102.9	$136.5

(in millions)	June 30, 2016	December 31, 2015
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$27.0	$25.2
Related party payable to Georgia-Pacific	$11.1	$10.7
Related party receivable from Georgia-Pacific	$4.6	$3.9

In April 2016, Veritiv assumed ownership of a warehouse and distribution facility located in Austin, Texas that was subleased from Georgia-Pacific. The Company exercised its right of first refusal and matched a $5.4 million offer from an unrelated third party to purchase the facility directly from the owner. This transaction was accounted for as a settlement of the financing obligation related to the facility. Accordingly, Veritiv recognized a $1.3 million loss on the transaction, which is reflected in other expense (income), net, on the Condensed Consolidated Statements of Income.

6. DEFINED BENEFIT PLANS

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit plans and Supplemental Executive Retirement Plans in the U.S. and Canada. Net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.5	$0.0	$0.5	$0.0
Interest cost	0.9	0.8	0.9	0.9
Expected return on plan assets	(1.3)	(0.9)	(1.3)	(0.9)
Amortization of net loss	0.1	0.0	—	—
Net periodic benefit cost (credit)	$0.2	$(0.1)	$0.1	$0.0

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.9	$0.1	$0.9	$0.1
Interest cost	1.8	1.6	1.7	1.7
Expected return on plan assets	(2.6)	(1.8)	(2.7)	(1.8)
Amortization of net loss	0.1	0.1	—	—
Net periodic benefit cost (credit)	$0.2	$0.0	$(0.1)	$0.0

7. FAIR VALUE MEASUREMENTS

At June 30, 2016 and December 31, 2015, the carrying amounts of cash, receivables, payables and other components of other current assets and other current liabilities approximate their fair value due to the short maturity of these items. Borrowings under the ABL Facility are at variable market interest rates (Level 2 data), and accordingly, the carrying amount approximates fair value.

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the Tax Receivable Agreement ("TRA") at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the TRA is a Level 3 measurement which relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company’s projected revenues, taxable income and assumptions about the utilization of Unisource’s net operating losses, attributable to taxable periods prior to the Merger, by the Company). The contingent liability is remeasured at fair value at each reporting period with the change in fair value recognized in other expense (income), net in the Company’s Condensed Consolidated Statements of Income. At June 30, 2016, the Company remeasured the contingent liability using a discount rate of 4.4%.

The following table provides a reconciliation of the beginning and ending balance of the contingent liability for the three and six months ended June 30, 2016:

(in millions)	Contingent Liability
Balance at December 31, 2015	$63.0
Change in fair value adjustment recorded in other expense (income), net	1.8
Balance at March 31, 2016	64.8
Change in fair value adjustment recorded in other expense (income), net	2.0
Balance at June 30, 2016	$66.8

There have been no transfers between the fair value measurement levels for the three and six months ended June 30, 2016. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

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

A summary of the numerators and denominators used in the basic and diluted EPS calculation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Numerator:
Net income	$7.9	$4.3	$11.2	$2.1

Denominator:
Weighted average number of shares outstanding – basic and diluted	16.00	16.00	16.00	16.00

Earnings per share:
Basic and diluted earnings per share	$0.49	$0.27	$0.70	$0.13

Antidilutive stock-based awards excluded from computation of diluted EPS	0.20	0.06	0.20	0.06
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.34	0.24	0.34	0.24

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides the components of accumulated other comprehensive loss ("AOCL") at June 30, 2016 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2015	$(27.1)	$(7.4)	$(0.5)	$(35.0)
Unrealized net gains (losses) arising during the year	3.8	—	(0.3)	3.5
Amounts reclassified from AOCL	—	0.1	—	0.1
Net current period other comprehensive income (loss)	3.8	0.1	(0.3)	3.6
Balance at March 31, 2016	(23.3)	(7.3)	(0.8)	(31.4)
Unrealized net losses arising during the year	(1.6)	—	0.0	(1.6)
Amounts reclassified from AOCL	—	0.1	—	0.1
Net current period other comprehensive income (loss)	(1.6)	0.1	—	(1.5)
Balance at June 30, 2016	$(24.9)	$(7.2)	$(0.8)	$(32.9)

The following table provides the components of AOCL at June 30, 2015 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	AOCL
Balance at December 31, 2014	$(14.7)	$(7.4)	$(22.1)
Unrealized net losses arising during the year	(6.6)	—	(6.6)
Net current period other comprehensive loss	(6.6)	—	(6.6)
Balance at March 31, 2015	(21.3)	(7.4)	(28.7)
Unrealized net gains arising during the year	0.1	—	0.1
Net current period other comprehensive income	0.1	—	0.1
Balance at June 30, 2015	$(21.2)	$(7.4)	$(28.6)

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

Escheat Audit

During 2013, Unisource was notified by the State of Delaware that it intended to examine the books and records of Unisource to determine compliance with Delaware escheat laws. Since that date, seven other states have joined with Delaware in the audit process, which is conducted by an outside firm on behalf of the states and covers the period from 1986 to present. The Company has been informed that similar audits have generally taken four years or more to complete. The Company has determined that the ultimate outcome of this audit cannot be reasonably estimated at this time. Any claims or liabilities resulting from these audits could have a material impact on the Company’s financial condition, results of operations and cash flows.

11. SEGMENT INFORMATION

The following tables present net sales, Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges (income), stock-based compensation expense, LIFO (income) expense, non-restructuring severance charges, integration expenses, fair value adjustments on the contingent liability associated with the TRA and certain other adjustments) and certain other measures for each of the reportable segments and total operations for the periods presented:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Three Months Ended June 30, 2016
Net sales	$751.7	$252.5	$704.8	$322.0	$29.8	$2,060.8
Adjusted EBITDA	19.7	5.9	59.2	13.9	(48.6)	50.1
Depreciation and amortization	3.2	0.8	3.1	1.5	5.0	13.6
Restructuring charges (income)	(0.6)	—	0.1	0.2	—	(0.3)

Three Months Ended June 30, 2015
Net sales	812.5	294.4	699.6	324.5	28.3	2,159.3
Adjusted EBITDA	18.4	7.4	51.8	10.6	(47.5)	40.7
Depreciation and amortization	3.4	1.0	4.0	2.1	4.8	15.3
Restructuring charges	0.8	—	0.5	0.4	0.5	2.2

Six Months Ended June 30, 2016
Net sales	1,510.8	514.8	1,376.3	623.0	55.7	4,080.6
Adjusted EBITDA	35.7	9.9	105.9	21.4	(87.9)	85.0
Depreciation and amortization	6.4	1.7	6.1	3.0	9.9	27.1
Restructuring charges	0.3	—	0.4	0.5	0.2	1.4

Six Months Ended June 30, 2015
Net sales	1,633.2	603.9	1,374.8	633.6	51.7	4,297.2
Adjusted EBITDA	33.9	13.8	97.5	17.5	(93.6)	69.1
Depreciation and amortization	6.8	1.6	7.8	3.9	8.7	28.8
Restructuring charges	1.6	—	1.4	1.3	1.3	5.6

The table below presents a reconciliation of income before income taxes as reflected in the Condensed Consolidated Statements of Income to total Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Income before income taxes	$14.1	$10.8	$21.6	$8.7
Interest expense, net	6.4	6.4	12.9	12.8
Depreciation and amortization	13.6	15.3	27.1	28.8
Restructuring charges (income)	(0.3)	2.2	1.4	5.6
Stock-based compensation	3.1	0.9	5.1	1.9
LIFO (income) expense	2.2	(4.8)	(3.1)	(10.0)
Non-restructuring severance charges	1.4	1.0	2.2	1.4
Integration expenses	6.1	10.3	12.3	20.3
Fair value adjustments on TRA contingent liability	2.0	(1.7)	3.8	(0.4)
Other	1.5	0.3	1.7	—
Adjusted EBITDA	$50.1	$40.7	$85.0	$69.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report regarding the Company’s future operating results, performance, business plans, prospects, guidance and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "intend," "should," "will," "would," "planned," "estimated," "potential," "goal," "outlook," "may," "predicts," "could," or the negative of such terms, or other comparable expressions, as they relate to the Company or its business, have been used to identify such forward-looking statements. All forward-looking statements reflect only the Company’s current beliefs and assumptions with respect to future operating results, performance, business plans, prospects, guidance and other matters, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company’s actual operating results, performance, business plans or prospects to differ materially from those expressed in, or implied by, these statements.

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

The following discussion of the Company’s results of operations for the three and six months ended June 30, 2016 should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

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

Veritiv's business is organized under four reportable segments: Print, Publishing, Packaging and Facility Solutions. This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company’s business. The Company also has a Corporate & Other category, which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as the Veritiv logistics solutions business, which provides transportation and warehousing solutions. The following summary describes the products and services offered in each of the reportable segments:

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

Seasonality

The Company’s operating results are subject to seasonal influences.  Historically, the highest consolidated net sales, net income and consequently Adjusted EBITDA, as defined below, occur during the third quarter while the lowest consolidated net sales, net income and consequently Adjusted EBITDA occur during the first quarter. Within the Print and Publishing segments, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year.  The Packaging segment net sales tend to increase each quarter throughout the year, and net sales for the first quarter are typically less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that buildup to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment tend to be highest during the second quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and second highest during the third quarter due to back-to-school demand.

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2016	2015	$	%	2016	2015	$	%
Net sales	$2,060.8	$2,159.3	$(98.5)	(5)%	$4,080.6	$4,297.2	$(216.6)	(5)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,687.9	1,768.3	(80.4)	(5)%	3,342.4	3,530.2	(187.8)	(5)%
Distribution expenses	121.7	129.5	(7.8)	(6)%	249.2	260.2	(11.0)	(4)%
Selling and administrative expenses	207.7	218.0	(10.3)	(5)%	408.6	428.6	(20.0)	(5)%
Depreciation and amortization	13.6	15.3	(1.7)	(11)%	27.1	28.8	(1.7)	(6)%
Integration expenses	6.1	10.3	(4.2)	(41)%	12.3	20.3	(8.0)	(39)%
Restructuring charges (income)	(0.3)	2.2	(2.5)	(114)%	1.4	5.6	(4.2)	(75)%
Operating income	24.1	15.7	8.4	54%	39.6	23.5	16.1	69%
Interest expense, net	6.4	6.4	—	—%	12.9	12.8	0.1	1%
Other expense (income), net	3.6	(1.5)	5.1	*	5.1	2.0	3.1	155%
Income before income taxes	14.1	10.8	3.3	31%	21.6	8.7	12.9	*
Income tax expense	6.2	6.5	(0.3)	(5)%	10.4	6.6	3.8	58%
Net income	$7.9	$4.3	$3.6	84%	$11.2	$2.1	$9.1	*
* - not meaningful

Net Sales
For the three and six months ended June 30, 2016, net sales declined primarily due to declines in the Print, Publishing and Facility Solutions segments. See the “Segment Results” section for additional discussion.
Cost of Products Sold
For the three and six months ended June 30, 2016, the decrease in cost of products sold was primarily due to declines in sales as previously discussed. See the “Segment Results” section for additional discussion.

Distribution Expenses
For the three months ended June 30, 2016, distribution expenses declined primarily due to (i) a $3.9 million decrease in labor costs, primarily attributable to a decrease in temporary labor due to lower sales volume, (ii) a $3.4 million decrease in transportation expenses, primarily due to lower diesel prices which resulted in reductions in direct fuel spend and third-party freight and (iii) a $1.2 million decrease in facilities expenses due to warehouse consolidations.
For the six months ended June 30, 2016, distribution expenses declined primarily due to decreases of (i) $5.8 million in labor costs, (ii) $3.6 million in facilities expenses and (iii) $3.3 million in transportation expenses.
Selling and Administrative Expenses
For the three months ended June 30, 2016, selling and administrative expenses declined primarily due to (i) a $2.8 million decrease in health and welfare expenses due to lower medical expenses, (ii) a $2.3 million decrease in bad debt expense due to favorable collection experience, (iii) a $1.7 million decrease in travel and entertainment expenses, (iv) a $1.1 million reduction in incentive compensation and (v) a $1.1 million decrease in commissions expense due to lower sales volume.

For the six months ended June 30, 2016, selling and administrative expenses declined primarily due to decreases of (i) $8.4 million in bad debt expense, (ii) $4.0 million in incentive compensation expense, (iii) $3.2 million in health and welfare expense and (iv) $1.9 million in commissions. In addition, expenses were further reduced as the Company recognized a $3.2 million rebate from a pharmaceutical benefits management provider covering the years 2014 and 2015. The rebate had been deferred while a finalized contract was negotiated with the provider.

Depreciation and Amortization Expenses

For the three and six months ended June 30, 2016, depreciation and amortization expense declined when compared to the three and six months ended June 30, 2015, primarily due to $1.1 million and $2.2 million, respectively, of amortization for intangible assets acquired in the Merger that were fully amortized in the prior year.

Integration Expenses
See Note 2, Integration and Restructuring Charges, to the Condensed Consolidated Financial Statements for additional information related to the Company's integration efforts.
Restructuring Charges (Income)
For the three months ended June 30, 2016, restructuring expenses declined primarily due to (i) a $2.7 million gain on the sale of a closed facility and (ii) a $1.0 million decrease in relocation expenses.

For the six months ended June 30, 2016, restructuring expenses declined primarily due to (i) a $2.7 million gain on the sale of a closed facility and (ii) a $2.2 million decrease in relocation expense.

See Note 2, Integration and Restructuring Charges, to the Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts. The Company may continue to record restructuring charges in the future as restructuring activities progress.

Interest Expense, Net
For the three months ended June 30, 2016, interest expense was unchanged from the prior year.

For the six months ended June 30, 2016, interest expense rose due to a $0.3 million increase in expense related to the ABL Facility. The increase was due to a $1.5 million increase from higher LIBOR-based borrowing rates that was offset by a $1.2 million decline from a lower average daily loan balance.

Effective Tax Rate
Veritiv's effective tax rate was 44.0% and 60.2% for the three months ended June 30, 2016 and 2015, respectively. Veritiv's effective tax rate was 48.1% and 75.9% for the six months ended June 30, 2016 and 2015, respectively. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 35.0% is principally related to the non-recognition of tax benefits on certain losses, non-deductible expenses, and state income taxes (net of federal benefit). The historic volatility of the Company's effective tax rate has been primarily due to both the low level of pre-tax income as well as variations in the Company's income (loss) by jurisdiction. Over time and with higher pre-tax income, the Company estimates its effective tax rate will trend toward approximately 40%. However, the effective tax rate may vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses and other items that could impact the effective tax rate.
Segment Results
Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges (income), stock-based compensation expense, LIFO (income) expense, non-restructuring severance charges, integration expenses, fair value adjustments on the contingent liability associated with the Tax Receivable Agreement ("TRA") and certain other adjustments) is the primary financial performance measure Veritiv uses to manage its segments, monitor its results of operations, measure its compliance with the covenants under the ABL Facility (as defined in the Notes to the Condensed Consolidated Financial Statements) and incentivize its management. This common metric is intended to align shareholders, debt holders and management.

Veritiv uses Adjusted EBITDA because Veritiv believes investors commonly use Adjusted EBITDA as a key financial metric for valuing companies. In addition, the credit agreement governing the ABL Facility permits the Company to exclude these and other charges in calculating Consolidated EBITDA, as defined in the ABL Facility.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of Veritiv’s results as reported under U.S. generally accepted accounting principles ("U.S. GAAP"). For example, Adjusted EBITDA:

•	does not reflect the Company’s income tax expenses or the cash requirements to pay its taxes; and

•
although depreciation and amortization charges are non-cash charges, it does not reflect that the assets being depreciated and amortized will often have to be replaced in the future, and the foregoing metrics do not reflect any cash requirements for such replacements.

Other companies in the industry may calculate Adjusted EBITDA differently than Veritiv does, limiting its usefulness as a comparative measure. Veritiv compensates for these limitations by relying both on the Company's U.S. GAAP results and by using Adjusted EBITDA for supplemental purposes. Additionally, Adjusted EBITDA is not an alternative measure of financial performance under U.S. GAAP and therefore should be considered in conjunction with net income and other performance measures such as operating income and not as an alternative to such U.S. GAAP measures.

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

The Company approximates foreign currency effects by applying the foreign currency exchange rate for the prior period to the local currency results for the current period.

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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments reconciled to the combined totals:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Three Months Ended June 30, 2016
Net sales	$751.7	$252.5	$704.8	$322.0	$29.8	$2,060.8
Adjusted EBITDA	$19.7	$5.9	$59.2	$13.9	$(48.6)	$50.1
Adjusted EBITDA as a % of net sales	2.6%	2.3%	8.4%	4.3%	*	2.4%

Three Months Ended June 30, 2015
Net sales	$812.5	$294.4	$699.6	$324.5	$28.3	$2,159.3
Adjusted EBITDA	$18.4	$7.4	$51.8	$10.6	$(47.5)	$40.7
Adjusted EBITDA as a % of net sales	2.3%	2.5%	7.4%	3.3%	*	1.9%

Six Months Ended June 30, 2016
Net sales	$1,510.8	$514.8	$1,376.3	$623.0	$55.7	$4,080.6
Adjusted EBITDA	$35.7	$9.9	$105.9	$21.4	$(87.9)	$85.0
Adjusted EBITDA as a % of net sales	2.4%	1.9%	7.7%	3.4%	*	2.1%

Six Months Ended June 30, 2015
Net sales	$1,633.2	$603.9	$1,374.8	$633.6	$51.7	$4,297.2
Adjusted EBITDA	$33.9	$13.8	$97.5	$17.5	$(93.6)	$69.1
Adjusted EBITDA as a % of net sales	2.1%	2.3%	7.1%	2.8%	*	1.6%
* - not meaningful
The table below provides a reconciliation of Veritiv’s net income determined in accordance with U.S. GAAP to Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net income	$7.9	$4.3	$11.2	$2.1
Interest expense, net	6.4	6.4	12.9	12.8
Income tax expense	6.2	6.5	10.4	6.6
Depreciation and amortization	13.6	15.3	27.1	28.8
EBITDA	34.1	32.5	61.6	50.3
Restructuring charges (income)	(0.3)	2.2	1.4	5.6
Stock-based compensation	3.1	0.9	5.1	1.9
LIFO (income) expense	2.2	(4.8)	(3.1)	(10.0)
Non-restructuring severance charges	1.4	1.0	2.2	1.4
Integration expenses	6.1	10.3	12.3	20.3
Fair value adjustments on TRA contingent liability	2.0	(1.7)	3.8	(0.4)
Other	1.5	0.3	1.7	—
Adjusted EBITDA	$50.1	$40.7	$85.0	$69.1

Net sales	$2,060.8	$2,159.3	$4,080.6	$4,297.2
Adjusted EBITDA as a % of net sales	2.4%	1.9%	2.1%	1.6%

Print

The table below presents selected data with respect to the Print segment:

	Three Months Ended June 30,		2016 vs. 2015	Six Months Ended June 30,		2016 vs. 2015
(in millions)	2016	2015	Increase (Decrease) %	2016	2015	Increase (Decrease) %
Net sales	$751.7	$812.5	(7.5)%	$1,510.8	$1,633.2	(7.5)%
Adjusted EBITDA	$19.7	$18.4	7.1%	$35.7	$33.9	5.3%
Adjusted EBITDA as a % of net sales	2.6%	2.3%		2.4%	2.1%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2016 vs. 2015	2016 vs. 2015
Volume	$(59.7)	$(119.2)
Foreign currency	(2.9)	(8.5)
Price/Mix	1.8	5.3
Total change	$(60.8)	$(122.4)

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015

The net sales decrease was primarily attributable to the continued erosion in sales volume from the secular decline in the paper industry.

The Adjusted EBITDA increase was primarily due to (i) a $4.7 million decrease in labor costs due to a $1.9 million decline in supply chain wage and temporary worker expense reductions because of lower sales volume and a $1.5 million decrease in incentive compensation, (ii) a $1.4 million decrease in bad debt expense due to favorable collections experience, (iii) a $1.0 million increase attributed to cost of products sold decreasing faster than net sales primarily due to improved sourcing, (iv) a $0.7 million decrease in commission expense due to the reduction in sales volume, (v) a $0.6 million decrease in transportation expenses primarily due to lower diesel prices, (vi) a $0.5 million decrease in travel and entertainment expenses and (vii) a $0.3 million decrease in equipment rental expense. These improvements were partially offset by an $8.6 million reduction from the decline in sales volume.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015

The net sales decrease was primarily attributable to the continued erosion in sales volume from the secular decline in the paper industry as well as strategic customer choices made in the prior year.

The Adjusted EBITDA increase was primarily due to (i) a $7.4 million decrease in labor costs that was primarily due to a $3.3 million decline in supply chain wage and temporary worker expense reductions and a $2.1 million reduction in incentive compensation expenses, (ii) a $4.5 million decrease in bad debt expense, (iii) a $3.1 million increase attributed to cost of products sold decreasing faster than net sales primarily due to improved sourcing, (iv) a $1.4 million decrease in commission expense, (v) a $1.3 million decrease in transportation expenses due to a decrease in fuel spend and (vi) a $0.8 million decrease in equipment rental expense. These improvements were partially offset by a $17.1 million reduction from the decline in sales volume.

Publishing

The table below presents selected data with respect to the Publishing segment:

	Three Months Ended June 30,		2016 vs. 2015	Six Months Ended June 30,		2016 vs. 2015
(in millions)	2016	2015	Increase (Decrease) %	2016	2015	Increase (Decrease) %
Net sales	$252.5	$294.4	(14.2)%	$514.8	$603.9	(14.8)%
Adjusted EBITDA	$5.9	$7.4	(20.3)%	$9.9	$13.8	(28.3)%
Adjusted EBITDA as a % of net sales	2.3%	2.5%		1.9%	2.3%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2016 vs. 2015	2016 vs. 2015
Volume	$(32.6)	$(77.5)
Foreign currency	—	(0.1)
Price/Mix	(9.3)	(11.5)
Total change	$(41.9)	$(89.1)

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015

Approximately $21.3 million of the decrease in net sales was attributable to the loss of two customers. The remaining decrease was primarily attributable to the continued erosion in sales volume from the secular decline in the paper industry and unfavorable changes in price/mix.

The Adjusted EBITDA decrease was primarily due to a $2.0 million decrease due to lower sales volume, which was partially offset by a $0.7 million decrease in commission expense attributable to lower sales volumes.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015

Approximately $50.4 million of the decrease in net sales was attributable to the loss of five customers. The remaining decrease was primarily attributable to the continued erosion in sales volume from the secular decline in the paper industry and unfavorable changes in price/mix.

The Adjusted EBITDA decrease was primarily due to (i) a $4.8 million decrease due to lower sales volume and (ii) a $2.3 million decrease attributed to cost of products sold decreasing less than net sales. These declines were partially offset by (i) a $1.7 million decrease in commission expense and (ii) a $1.4 million decrease in bad debt expense due to favorable collections experience.

Packaging

The table below presents selected data with respect to the Packaging segment:

	Three Months Ended June 30,		2016 vs. 2015	Six Months Ended June 30,		2016 vs. 2015
(in millions)	2016	2015	Increase (Decrease) %	2016	2015	Increase (Decrease) %
Net sales	$704.8	$699.6	0.7%	$1,376.3	$1,374.8	0.1%
Adjusted EBITDA	$59.2	$51.8	14.3%	$105.9	$97.5	8.6%
Adjusted EBITDA as a % of net sales	8.4%	7.4%		7.7%	7.1%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2016 vs. 2015	2016 vs. 2015
Volume	$11.8	$12.5
Foreign currency	(5.8)	(14.1)
Price/Mix	(0.8)	3.1
Total change	$5.2	$1.5

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015

The net sales increase was primarily attributable to growth in operations in Canada and Mexico.

The Adjusted EBITDA increase was primarily due to (i) a $3.1 million improvement attributed to cost of products sold increasing at a slower rate than net sales due to improved sourcing, (ii) a $2.8 million improvement from increased sales volume and (iii) a $1.3 million decrease in labor costs primarily due to a decrease in incentive compensation costs.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015

The net sales increase was primarily attributable to growth in operations in Canada and Mexico.

The Adjusted EBITDA increase was primarily due to (i) a $7.5 million improvement attributed to cost of products sold increasing at a slower rate than net sales due to improved sourcing and (ii) a $2.9 improvement from increased sales volume.

Facility Solutions

The table below presents selected data with respect to the Facility Solutions segment:

	Three Months Ended June 30,		2016 vs. 2015	Six Months Ended June 30,		2016 vs. 2015
(in millions)	2016	2015	Increase (Decrease) %	2016	2015	Increase (Decrease) %
Net sales	$322.0	$324.5	(0.8)%	$623.0	$633.6	(1.7)%
Adjusted EBITDA	$13.9	$10.6	31.1%	$21.4	$17.5	22.3%
Adjusted EBITDA as a % of net sales	4.3%	3.3%		3.4%	2.8%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2016 vs. 2015	2016 vs. 2015
Volume	$5.9	$2.7
Foreign currency	(3.2)	(9.1)
Price/Mix	(5.2)	(4.2)
Total change	$(2.5)	$(10.6)

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015

The net sales decrease was primarily attributable to the impact of changes in foreign currency exchange rates, partially offset by growth in the segment’s Canadian operations.

The Adjusted EBITDA improvement was primarily due to (i) $1.7 million decrease in labor costs primarily due to a $0.8 million decrease in incentive compensation and a $0.6 million decrease in supply chain temporary labor expenses, (ii) a $1.3 million increase in sales volume, (iii) a $0.7 million decrease in transportation expenses due to lower diesel prices which resulted in reductions in direct fuel spend and third party freight and (iv) a $0.6 million decrease in bad debt expense due to favorable collections experience. These improvements were partially offset by a $1.5 million decrease from cost of products sold declining at a slower rate than net sales.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015

The net sales decrease was primarily attributable to the impact of changes in foreign currency exchange rates, partially offset by growth in the segment’s Canadian operations.

The Adjusted EBITDA improvement was primarily due to (i) a $1.6 million decrease in labor costs due to a $0.8 million decrease in incentive compensation and a $0.6 million decrease in supply chain temporary labor expenses, (ii) a $1.1 million decrease in bad debt expense due to favorable collections experience and (iii) a $0.6 million decrease in commissions due to lower sales volume.

Corporate & Other

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015

Revenue increased $1.5 million, or 5.3%, due to continued growth in freight brokerage services.

The Adjusted EBITDA decline was primarily due to a $2.0 million increase in labor costs due to higher incentive compensation expense and continued investment in personnel to grow the freight brokerage business.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015

Revenue increased $4.0 million, or 7.7%, due to continued growth in freight brokerage services.

The Adjusted EBITDA improvement was primarily due to (i) a $2.8 million decrease in labor costs resulting from the previously mentioned pharmaceutical benefits management provider rebate and (ii) a $2.1 million decrease in foreign exchange losses.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. The following table sets forth a summary of cash flows:

	Six Months Ended June 30,
(in millions)	2016	2015
Net cash provided by (used for):
Operating activities	$122.8	$124.4
Investing activities	(12.9)	(22.4)
Financing activities	(118.4)	(80.8)
Operating Activities
Net cash provided by operating activities decreased by $1.6 million compared to the prior year. The decrease was due to a $6.3 million decrease in operating assets and liabilities which more than offset the increase in net income adjusted for non-cash items. The changes in operating activities are impacted by the timing of working capital payments.

Investing Activities
Net cash used for investing activities decreased by $9.5 million compared to the prior year due to lower capital expenditures and increased proceeds from asset sales.

Financing Activities
Net cash used for financing activities increased by $37.6 million compared to the prior year primarily due to higher net repayments on the ABL Facility. The decline in net cash used for investing activities allowed Veritiv to use more cash to repay the ABL Facility.

Funding and Liquidity Strategy

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of June 30, 2016, the available additional borrowing capacity under the ABL Facility was approximately $451.3 million.

Veritiv's ability to fund its capital needs will depend on its ongoing ability to generate cash from operations, borrowings under the ABL Facility and funds received from capital market offerings. If Veritiv's cash flows from operating activities are lower than expected, the Company may need to borrow under the ABL Facility, incur additional debt or issue additional equity. Although management believes that the arrangements currently in place will permit Veritiv to finance its operations on acceptable terms and conditions, the Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (i) the liquidity of the overall capital markets and (ii) the current state of the economy.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At June 30, 2016, the above test was not applicable and is not expected to be applicable in 2016.

Veritiv's management expects that the Company's primary future cash needs will be for working capital, capital expenditures, contractual commitments and strategic investments. Additionally, management expects that cash provided by operating activities and available capacity under the ABL Facility will provide sufficient funds to operate the business and meet other liquidity needs.

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of June 30, 2016, other than operating lease obligations and the letters of credit under the ABL Facility. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

VERITIV CORPORATION
(Registrant)

Date:	August 9, 2016	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2016	By: /s/ W. Forrest Bell
Name: W. Forrest Bell
Title: Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Veritiv Corporation dated May 12, 2016 incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-K filed on May 13, 2016.

10.1*	Form of Director Deferred Share Unit Award Agreement (Stock-Settled Award).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith