Form 10-Q
period 2016-09-30
Veritiv Corp
filed 2016-11-09
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares outstanding of the registrant's common stock as of November 4, 2016 was 16,001,132.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales (including sales to related party of $8.5, $8.0, $26.6 and $25.0, respectively)	$2,126.6	$2,219.8	$6,207.2	$6,517.0
Cost of products sold (including purchases from related party of $71.4, $67.0, $174.3 and $205.0, respectively) (exclusive of depreciation and amortization shown separately below)	1,743.8	1,825.8	5,086.2	5,356.0
Distribution expenses	126.0	129.8	375.2	390.0
Selling and administrative expenses	207.3	207.1	615.9	635.7
Depreciation and amortization	13.4	13.7	40.5	42.5
Integration expenses	7.3	8.3	19.6	28.6
Restructuring charges	5.8	3.0	7.2	8.6
Operating income	23.0	32.1	62.6	55.6
Interest expense, net	8.2	7.0	21.1	19.8
Other expense (income), net	1.2	1.7	6.3	3.7
Income before income taxes	13.6	23.4	35.2	32.1
Income tax expense	8.0	8.9	18.4	15.5
Net income	$5.6	$14.5	$16.8	$16.6

Earnings per share:
Basic earnings per share	$0.35	$0.91	$1.05	$1.04
Diluted earnings per share	$0.34	$0.91	$1.04	$1.04

Weighted average shares outstanding:
Basic	16.00	16.00	16.00	16.00
Diluted	16.27	16.00	16.05	16.00

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$5.6	$14.5	$16.8	$16.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.6)	(3.7)	0.6	(10.2)
Change in fair value of cash flow hedge, net of $0.0, $0.2, $0.2 and $0.2 tax, respectively	0.0	(0.4)	(0.3)	(0.4)
Pension liability adjustments, net of $0.0 and $0.1 tax for 2016	—	—	0.2	—
Other comprehensive income (loss)	(1.6)	(4.1)	0.5	(10.6)
Total comprehensive income	$4.0	$10.4	$17.3	$6.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$59.2	$54.4
Accounts receivable, less allowances of $33.9 and $33.3, respectively	1,088.1	1,037.5
Related party receivable	3.5	3.9
Inventories	703.7	720.6
Other current assets	116.0	108.8
Total current assets	1,970.5	1,925.2
Property and equipment (net of depreciation and amortization of $289.8 and $263.0, respectively)	365.9	363.7
Goodwill	50.2	50.2
Other intangibles, net	24.5	30.2
Deferred income tax assets	65.4	73.3
Other non-current assets	30.9	34.3
Total assets	$2,507.4	$2,476.9
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$641.8	$565.1
Related party payable	6.4	10.7
Accrued payroll and benefits	85.5	120.5
Other accrued liabilities	106.7	100.4
Current maturities of long-term debt	3.0	2.8
Financing obligations to related party, current portion	15.1	14.7
Total current liabilities	858.5	814.2
Long-term debt, net of current maturities	768.2	800.5
Financing obligations to related party, less current portion	183.4	197.8
Defined benefit pension obligations	26.7	28.7
Other non-current liabilities	116.0	105.6
Total liabilities	1,952.8	1,946.8
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized, 16.0 million shares issued and outstanding	0.2	0.2
Additional paid-in capital	573.4	566.2
Accumulated earnings (deficit)	15.5	(1.3)
Accumulated other comprehensive loss	(34.5)	(35.0)
Total shareholders' equity	554.6	530.1
Total liabilities and shareholders' equity	$2,507.4	$2,476.9

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
Operating Activities	2016	2015
Net income	$16.8	$16.6
Depreciation and amortization	40.5	42.5
Amortization of deferred financing fees	4.9	3.3
Long-lived asset impairment charges	4.0	2.6
Provision for allowance for doubtful accounts	0.4	6.8
Deferred income tax provision	8.1	13.7
Stock-based compensation	7.2	3.0
Other non-cash items, net	2.0	0.5
Changes in operating assets and liabilities
Accounts receivable and related party receivable	(48.6)	20.0
Inventories	19.9	(43.6)
Accounts payable and related party payable	38.5	81.5
Accrued payroll and benefits	(39.9)	0.1
Other	6.1	(16.5)
Net cash provided by operating activities	59.9	130.5
Investing Activities
Property and equipment additions	(29.8)	(34.2)
Proceeds from asset sales	5.1	0.2
Net cash used for investing activities	(24.7)	(34.0)
Financing Activities
Change in book overdrafts	32.9	(15.1)
Borrowings of long-term debt	3,394.4	3,458.9
Repayments of long-term debt	(3,439.0)	(3,529.9)
Payments under equipment capital lease obligations	(2.3)	(2.8)
Payments under financing obligations to related party	(14.4)	(10.3)
Deferred financing fees	(2.0)	—
Net cash used for financing activities	(30.4)	(99.2)
Effect of exchange rate changes on cash	—	(1.4)
Net change in cash	4.8	(4.1)
Cash at beginning of period	54.4	57.6
Cash at end of period	$59.2	$53.5
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$3.1	$1.4
Cash paid for interest	15.5	16.0
Non-Cash Investing and Financing Activities
Non-cash additions to property and equipment	$12.3	$3.1

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
January 1, 2017
The Company plans to adopt this ASU on January 1, 2017. Given that the majority (approximately 87% of the September 30, 2016 inventory balance) of the Company's inventory is measured using LIFO, it is not expected that the adoption of these provisions will have a material effect on its Consolidated Financial Statements.

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
ASU 2016-15, Statement of Cash Flows (Topic 230)
The standard addresses eight specific cash flow
issues and is intended to reduce diversity in
practice in how certain cash receipts and cash
payments are presented and classified in the
statement of cash flows.

		January 1, 2018; early adoption is permitted	The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements and related disclosures. The Company plans to adopt this ASU on January 1, 2018.

2. INTEGRATION AND RESTRUCTURING CHARGES

Integration Charges

The Company initially expected integration and restructuring charges (associated with achieving anticipated cost savings and other synergies from the Merger) to be approximately $225 million through 2017, including approximately $55 million for capital expenditures primarily consisting of information technology infrastructure, systems integration and planning. Approximately $27 million of transaction-related expenses incurred at the time of the Merger and the $5.0 million restructuring charge in the third quarter of 2016 for a partial withdrawal from a multi-employer pension plan discussed below are excluded from the $225 million estimate of integration and restructuring charges. Through September 30, 2016, the Company has incurred approximately $176 million in charges, including approximately $57 million for capital expenditures.

During the three and nine months ended September 30, 2016 and 2015, Veritiv incurred costs to integrate the combined businesses of xpedx and Unisource. Integration expenses include professional services and project management fees, internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding costs and other costs to integrate the combined businesses of xpedx and Unisource.

The following table summarizes the components of integration expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Integration management	$2.2	$—	$6.0	$—
Retention compensation	0.4	2.3	2.4	8.9
Information technology conversion costs	1.9	2.1	4.3	6.4
Rebranding	0.9	1.7	2.1	4.2
Legal, consulting and other professional fees	0.8	1.4	1.8	6.8
Other	1.1	0.8	3.0	2.3
Total integration expenses	$7.3	$8.3	$19.6	$28.6

Veritiv Restructuring Plan
As part of the Merger, the Company is executing on a multi-year restructuring program of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. The restructuring plan includes initiatives to: (i) consolidate warehouse facilities in overlapping markets, (ii) improve efficiency of the delivery network, (iii) consolidate customer service centers, (iv) reorganize the field sales and operations functions and (v) restructure the corporate general and administrative functions. As part of its restructuring efforts, the Company also continues to evaluate its operations outside of North America to identify additional cost saving opportunities. The Company has elected to restructure certain of its operations in specific countries, which included staff reductions, lease terminations, and facility closures.

Related to these company-wide initiatives, the Company recorded restructuring charges of $5.8 million and $3.0 million for the three months ended September 30, 2016 and 2015, respectively. The Company recorded restructuring charges of $7.2 million and $8.6 million during the nine months ended September 30, 2016 and 2015, respectively. The restructuring charge recorded in the third quarter of 2016 consisted primarily of an estimated charge of $5.0 million related to the partial withdrawal from a multi-employer pension plan. The Company has also withdrawn from a multi-employer pension plan unrelated to the restructuring program and included the estimated charge of $2.3 million in distribution expenses. See Note 11, Segment Information, for the impact these charges had on the Company's reportable segments. Other direct costs reported in the table below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The following is a summary of the Company's restructuring activity for the three and nine months ended September 30, 2016:

(in millions)	Severance and Related Costs	Other Direct Costs	Non-Cash Items	Total
Balance at December 31, 2015	$1.7	$0.4	$—	$2.1
Costs incurred	0.7	0.3	0.7	1.7
Payments	(0.9)	(0.4)	—	(1.3)
Other adjustments	—	—	(0.7)	(0.7)
Balance at March 31, 2016	1.5	0.3	—	1.8
Costs incurred	0.9	1.5	(2.7)	(0.3)
Payments	(0.6)	(1.0)	—	(1.6)
Other adjustments	—	—	2.7	2.7
Balance at June 30, 2016	1.8	0.8	—	2.6
Costs incurred	0.3	5.4	0.1	5.8
Payments	(1.0)	(0.7)	—	(1.7)
Other adjustments	—	—	(0.1)	(0.1)
Balance at September 30, 2016	$1.1	$5.5	$—	$6.6

The following is a summary of the Company's restructuring activity for the three and nine months ended September 30, 2015:

(in millions)	Severance and Related Costs	Other Direct Costs	Non-Cash Items	Total
Balance at December 31, 2014	$3.7	$0.2	$—	$3.9
Costs incurred	1.9	1.5	—	3.4
Payments	(2.7)	(0.4)	—	(3.1)
Balance at March 31, 2015	2.9	1.3	—	4.2
Costs incurred	1.0	1.2	—	2.2
Payments	(1.1)	(0.7)	—	(1.8)
Balance at June 30, 2015	2.8	1.8	—	4.6
Costs incurred	0.8	0.2	2.0	3.0
Payments	(1.3)	(1.1)	—	(2.4)
Other adjustments	—	—	(2.0)	(2.0)
Balance at September 30, 2015	$2.3	$0.9	$—	$3.2

3. DEBT

The Company's long-term debt obligations were as follows:

(in millions)	September 30, 2016	December 31, 2015
Asset-Based Lending Facility (the "ABL Facility")	$753.4	$795.5
Equipment capital lease obligations (1)	17.8	7.8
Total debt	771.2	803.3
Less: current portion of long-term debt	(3.0)	(2.8)
Long-term debt, net of current maturities	$768.2	$800.5
(1) Equipment capital lease obligations include $10.7 million and $0.7 million related to the Toronto build-to-suit arrangement for the nine months ended September 30, 2016 and for the year ended December 31, 2015, respectively.

On August 11, 2016, the Company amended its ABL Facility to, among other things, extend the maturity date to August 11, 2021. All other significant terms remained consistent. The Company recognized a charge of $1.9 million to interest expense, net, on the Condensed Consolidated Statements of Income, for the write-off of a portion of the previously deferred financing costs associated with lenders in the original ABL Facility that exited the amended ABL Facility. In addition, the Company incurred and deferred $2.0 million of new financing costs associated with this transaction, reflected in other non-current assets in the Condensed Consolidated Balance Sheets, which will be amortized to interest expense on a straight-line basis over the amended term of the ABL Facility.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2016, the available additional borrowing capacity under the ABL Facility was approximately $442.1 million.

4. INCOME TAXES

The Company’s provision for income taxes for the three and nine months ended September 30, 2016 and 2015 is based on the estimated annual effective tax rate, plus any discrete items.

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Income before income taxes	$13.6	$23.4	$35.2	$32.1
Income tax expense	$8.0	$8.9	$18.4	$15.5
Effective tax rate	58.8%	38.0%	52.3%	48.3%

The difference between the Company’s effective tax rate for the three and nine months ended September 30, 2016 and 2015 and the U.S. statutory tax rate of 35.0% primarily relates to the inability to recognize tax benefits on certain losses in the current year, non-deductible expenses, state income taxes (net of federal income tax benefit) and adjustments to uncertain tax positions. Additionally, the effective tax rate for the three and nine months ended September 30, 2015 includes the recognition of U.S. tax benefit with respect to foreign exchange loss on the capitalization of an intercompany loan with the Company's Canadian subsidiary. The effective tax rate may vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses and other items that could impact the effective tax rate.

5. RELATED PARTY TRANSACTIONS

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and related private placement, Georgia-Pacific, as joint owner of the sole stockholder of UWWH, is a related party. The following tables summarize the financial impact of these related party transactions with Georgia-Pacific:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Sales to Georgia-Pacific, reflected in net sales	$8.5	$8.0	$26.6	$25.0
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	$71.4	$67.0	$174.3	$205.0

(in millions)	September 30, 2016	December 31, 2015
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$24.6	$25.2
Related party payable to Georgia-Pacific	$6.4	$10.7
Related party receivable from Georgia-Pacific	$3.5	$3.9

In April 2016, Veritiv assumed ownership of a warehouse and distribution facility located in Austin, Texas that was subleased from Georgia-Pacific. The Company exercised its right of first refusal and matched a $5.4 million offer from an unrelated third party to purchase the facility directly from the owner. This transaction was accounted for as a settlement of the financing obligation related to the facility. Accordingly, Veritiv recognized a $1.3 million loss on the transaction, which is reflected in other expense (income), net, on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2016.

6. DEFINED BENEFIT PLANS

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit plans and Supplemental Executive Retirement Plans in the U.S. and Canada. Net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.4	$0.1	$0.4	$0.1
Interest cost	0.7	0.8	0.8	0.7
Expected return on plan assets	(1.2)	(0.9)	(1.4)	(0.8)
Net periodic benefit cost (credit)	$(0.1)	$0.0	$(0.2)	$0.0

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$1.3	$0.2	$1.3	$0.2
Interest cost	2.5	2.4	2.5	2.4
Expected return on plan assets	(3.8)	(2.7)	(4.1)	(2.6)
Amortization of net loss	0.1	0.1	—	—
Net periodic benefit cost (credit)	$0.1	$0.0	$(0.3)	$0.0

7. FAIR VALUE MEASUREMENTS

At September 30, 2016 and December 31, 2015, the carrying amounts of cash, receivables, payables and other components of other current assets and other current liabilities approximate their fair value due to the short maturity of these items.

Certain of the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. For the three months ended September 30, 2016, the Company recognized $3.0 million in asset impairment charges related to its Publishing segment's customer relationship intangible asset, included in selling and administrative expenses, on the Condensed Consolidated Statements of Income. The impairment was determined after review of the segment's trended revenues and estimated cash flows (Level 3) for the specific customers included in the original asset valuation. As a result, the entire carrying value was deemed impaired. For the three months ended September 30, 2015, the Company recognized $2.0 million in asset impairment charges related to property, plant and equipment disposed of as part of its restructuring efforts. The charge is included in restructuring charges on the Condensed Consolidated Statements of Income. The Company has on occasion recognized other minor impairments when warranted as part of its normal review of long-lived assets. Total asset impairments for the nine months ended September 30, 2016 and 2015 were $4.0 million and $2.6 million, respectively.

The Company's liabilities disclosed at fair value at September 30, 2016 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$753.4		$753.4
Tax Receivable Agreement	$67.8			$67.8

The Company's liabilities disclosed at fair value at December 31, 2015 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$795.5		$795.5
Tax Receivable Agreement	$63.0			$63.0

Borrowings under the ABL Facility are at variable market interest rates and, accordingly, the carrying amount approximates fair value.

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the Tax Receivable Agreement ("TRA") at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the TRA is a Level 3 measurement which relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company’s projected revenues, taxable income and assumptions about the utilization of Unisource’s net operating losses, attributable to taxable periods prior to the Merger, by the Company). The contingent liability is remeasured at fair value at each reporting period with the change in fair value recognized in other expense (income), net in the Company’s Condensed Consolidated Statements of Income. At September 30, 2016, the Company remeasured the contingent liability using a discount rate of 4.3%.

The following table provides a reconciliation of the beginning and ending balance of the contingent liability for the three and nine months ended September 30, 2016:

(in millions)	Contingent Liability
Balance at December 31, 2015	$63.0
Change in fair value adjustment recorded in other expense (income), net	1.8
Balance at March 31, 2016	64.8
Change in fair value adjustment recorded in other expense (income), net	2.0
Balance at June 30, 2016	66.8
Change in fair value adjustment recorded in other expense (income), net	1.0
Balance at September 30, 2016	$67.8

The following table provides a reconciliation of the beginning and ending balance of the contingent liability for the three and nine months ended September 30, 2015:

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

There have been no transfers between the fair value measurement levels for the three and nine months ended September 30, 2016. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

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

A summary of the numerators and denominators used in the basic and diluted EPS calculation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
Numerator:
Net income	$5.6	$14.5	$16.8	$16.6

Denominator:
Weighted average number of shares outstanding – basic	16.00	16.00	16.00	16.00
Dilutive effect of stock-based awards	0.27	—	0.05	—
Weighted average number of shares outstanding – diluted	16.27	16.00	16.05	16.00

Earnings per share:
Basic earnings per share	$0.35	$0.91	$1.05	$1.04
Diluted earnings per share	$0.34	$0.91	$1.04	$1.04

Antidilutive stock-based awards excluded from computation of diluted EPS	0.00	0.06	0.20	0.06
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.33	0.24	0.33	0.24

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides the components of accumulated other comprehensive loss ("AOCL") at September 30, 2016 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2015	$(27.1)	$(7.4)	$(0.5)	$(35.0)
Unrealized net gains (losses) arising during the period	3.8	—	(0.3)	3.5
Amounts reclassified from AOCL	—	0.1	—	0.1
Net current period other comprehensive income (loss)	3.8	0.1	(0.3)	3.6
Balance at March 31, 2016	(23.3)	(7.3)	(0.8)	(31.4)
Unrealized net losses arising during the period	(1.6)	—	0.0	(1.6)
Amounts reclassified from AOCL	—	0.1	—	0.1
Net current period other comprehensive income (loss)	(1.6)	0.1	—	(1.5)
Balance at June 30, 2016	(24.9)	(7.2)	(0.8)	(32.9)
Unrealized net losses arising during the period	(1.6)	—	0.0	(1.6)
Net current period other comprehensive loss	(1.6)	—	—	(1.6)
Balance at September 30, 2016	$(26.5)	$(7.2)	$(0.8)	$(34.5)

The following table provides the components of AOCL at September 30, 2015 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2014	$(14.7)	$(7.4)	$—	$(22.1)
Unrealized net losses arising during the period	(6.6)	—	—	(6.6)
Net current period other comprehensive loss	(6.6)	—	—	(6.6)
Balance at March 31, 2015	(21.3)	(7.4)	—	(28.7)
Unrealized net gains arising during the period	0.1	—	—	0.1
Net current period other comprehensive income	0.1	—	—	0.1
Balance at June 30, 2015	(21.2)	(7.4)	—	(28.6)
Unrealized net losses arising during the period	(3.7)	—	(0.4)	(4.1)
Net current period other comprehensive loss	(3.7)	—	(0.4)	(4.1)
Balance at September 30, 2015	$(24.9)	$(7.4)	$(0.4)	$(32.7)

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

Escheat Audit

During 2013, Unisource was notified by the State of Delaware that it intended to examine the books and records of Unisource to determine compliance with Delaware escheat laws. Since that date, seven other states have joined with Delaware in the audit process, which is conducted by an outside firm on behalf of the states. While the original time period for the audit was from 1981 to present, recent legal developments have resulted in Delaware narrowing the time period to July 1, 1992 to present. The Company has been informed that similar audits have generally taken four years or more to complete. The Company has determined that the ultimate outcome of this audit cannot be reasonably estimated at this time. Any claims or liabilities resulting from these audits could have a material impact on the Company’s financial condition, results of operations and cash flows.

11. SEGMENT INFORMATION

The following tables present net sales, Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges, stock-based compensation expense, LIFO (income) expense, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges, integration expenses, fair value adjustments on the contingent liability associated with the TRA and certain other adjustments) and certain other measures for each of the reportable segments and total operations for the periods presented:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Three Months Ended September 30, 2016
Net sales	$788.2	$248.4	$730.1	$328.7	$31.2	$2,126.6
Adjusted EBITDA	20.0	6.6	59.5	13.0	(42.0)	57.1
Depreciation and amortization	3.1	0.8	3.1	1.5	4.9	13.4
Restructuring charges	2.6	—	2.2	1.0	—	5.8

Three Months Ended September 30, 2015
Net sales	832.4	303.0	722.3	331.4	30.7	2,219.8
Adjusted EBITDA	23.2	9.3	59.0	12.7	(43.6)	60.6
Depreciation and amortization	3.4	0.8	3.3	1.6	4.6	13.7
Restructuring charges	0.3	—	2.6	0.1	—	3.0

Nine Months Ended September 30, 2016
Net sales	2,299.0	763.2	2,106.4	951.6	87.0	6,207.2
Adjusted EBITDA	55.7	16.4	165.4	34.3	(129.7)	142.1
Depreciation and amortization	9.5	2.5	9.3	4.5	14.7	40.5
Restructuring charges	2.9	—	2.6	1.5	0.2	7.2

Nine Months Ended September 30, 2015
Net sales	2,465.6	906.9	2,097.1	965.0	82.4	6,517.0
Adjusted EBITDA	57.1	23.1	156.5	30.2	(137.2)	129.7
Depreciation and amortization	10.2	2.3	11.1	5.5	13.4	42.5
Restructuring charges	1.9	—	4.0	1.4	1.3	8.6

The table below presents a reconciliation of income before income taxes as reflected in the Condensed Consolidated Statements of Income to total Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Income before income taxes	$13.6	$23.4	$35.2	$32.1
Interest expense, net	8.2	7.0	21.1	19.8
Depreciation and amortization	13.4	13.7	40.5	42.5
Restructuring charges	5.8	3.0	7.2	8.6
Stock-based compensation	2.1	1.0	7.2	3.0
LIFO (income) expense	0.4	2.2	(2.7)	(7.8)
Non-restructuring asset impairment charges	3.1	—	4.0	—
Non-restructuring severance charges	0.2	0.5	2.4	1.9
Non-restructuring pension charges	2.3	—	2.3	—
Integration expenses	7.3	8.3	19.6	28.6
Fair value adjustments on TRA contingent liability	1.0	0.3	4.8	(0.1)
Other	(0.3)	1.2	0.5	1.1
Adjusted EBITDA	$57.1	$60.6	$142.1	$129.7

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

The following discussion of the Company’s results of operations for the three and nine months ended September 30, 2016 should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

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

Seasonality

The Company’s operating results are subject to seasonal influences.  Historically, the highest consolidated net sales, net income and consequently Adjusted EBITDA, as defined below, occur during the third quarter while the lowest consolidated net sales, net income and consequently Adjusted EBITDA occur during the first quarter. Within the Print and Publishing segments, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year.  The Packaging segment net sales tend to increase each quarter throughout the year, and net sales for the first quarter are typically less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that buildup to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment tend to be highest during the third quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and activities related to back-to-school.

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2016	2015	$	%	2016	2015	$	%
Net sales	$2,126.6	$2,219.8	$(93.2)	(4.2)%	$6,207.2	$6,517.0	$(309.8)	(4.8)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,743.8	1,825.8	(82.0)	(4.5)%	5,086.2	5,356.0	(269.8)	(5.0)%
Distribution expenses	126.0	129.8	(3.8)	(2.9)%	375.2	390.0	(14.8)	(3.8)%
Selling and administrative expenses	207.3	207.1	0.2	0.1%	615.9	635.7	(19.8)	(3.1)%
Depreciation and amortization	13.4	13.7	(0.3)	(2.2)%	40.5	42.5	(2.0)	(4.7)%
Integration expenses	7.3	8.3	(1.0)	(12.0)%	19.6	28.6	(9.0)	(31.5)%
Restructuring charges	5.8	3.0	2.8	93.3%	7.2	8.6	(1.4)	(16.3)%
Operating income	23.0	32.1	(9.1)	(28.3)%	62.6	55.6	7.0	12.6%
Interest expense, net	8.2	7.0	1.2	17.1%	21.1	19.8	1.3	6.6%
Other expense (income), net	1.2	1.7	(0.5)	(29.4)%	6.3	3.7	2.6	70.3%
Income before income taxes	13.6	23.4	(9.8)	(41.9)%	35.2	32.1	3.1	9.7%
Income tax expense	8.0	8.9	(0.9)	(10.1)%	18.4	15.5	2.9	18.7%
Net income	$5.6	$14.5	$(8.9)	(61.4)%	$16.8	$16.6	$0.2	1.2%

Net Sales
For the three and nine months ended September 30, 2016, net sales declined primarily due to declines in the Print and Publishing segments. See the “Segment Results” section for additional discussion.
Cost of Products Sold
For the three and nine months ended September 30, 2016, the decrease in cost of products sold was primarily due to the decline in sales as previously discussed. See the “Segment Results” section for additional discussion.

Distribution Expenses
For the three months ended September 30, 2016, distribution expenses declined due to (i) a $2.3 million decrease in third-party freight expense primarily due to lower diesel prices and lower sales volume, (ii) a $1.8 million decrease in temporary employee expenses and (iii) a $1.6 million decrease in rent and lease expense primarily attributable to warehouse consolidations. These improvements were partially offset by a $2.3 million increase in pension expense attributable to the withdrawal from a multi-employer pension plan. The withdrawal was unrelated to the Company's restructuring activities. As discussed below, the Company also incurred charges to withdraw from a multi-employer pension plan related to restructuring activities.
For the nine months ended September 30, 2016, distribution expenses declined due to (i) a $7.6 million decrease in labor costs primarily attributable to a decrease in temporary employees, (ii) a $5.2 million decrease in transportation expenses primarily due to lower diesel prices and lower sales volume and (iii) a $5.0 million decrease in facilities expenses primarily due to warehouse consolidations. These improvements were partially offset by a $2.3 million increase in pension expense as previously discussed.

Selling and Administrative Expenses
For the three months ended September 30, 2016, selling and administrative expenses increased primarily due to (i) a $5.5 million increase in personnel expenses driven by the addition of new sales representatives, merit increases, and higher medical and workers' compensation insurance expense and (ii) a $3.0 million impairment charge attributable to the Publishing segment's customer relationship intangible asset. These increases were partially offset by (i) a $1.4 million decrease in commissions expense due to lower sales volume and (ii) a $1.3 million decrease in travel and entertainment expenses. In 2013, xpedx advanced funds to commissionable sales representatives to compensate them for a change in the timing of commission payments. During the third quarter of 2016, the Company recovered a portion of those advances, which further reduced commission expense by $4.9 million. The Company expects to recover an additional $1.0 million in the fourth quarter of 2016.

For the nine months ended September 30, 2016, selling and administrative expenses declined primarily due to (i) a $8.1 million decrease in commission expense primarily due to lower sales volume and the previously mentioned advance recovery, (ii) a $6.3 million decrease in bad debt expense primarily due to favorable collections experience, (iii) a $3.2 million rebate from a pharmaceutical benefits management provider covering the years 2014 and 2015, (iv) a $3.0 million decrease in incentive compensation expense, (v) a $2.4 million reduction in facilities expense driven by lower rent and utilities cost, (vi) a $2.0 million decrease in ongoing health and welfare expense due to favorable claims experience and (vii) a $1.9 million reduction in travel and entertainment expense. These decreases were partially offset by (i) a $7.6 million increase in wages due to annual merit increases and the addition of new sales representatives and (ii) the $3.0 million impairment charge previously discussed.

Depreciation and Amortization
For the three and nine months ended September 30, 2016, depreciation and amortization expense declined by $0.3 million and $2.0 million, respectively. The decline for the nine month period was primarily due to $2.2 million of amortization for intangible assets acquired in the Merger that were fully amortized as of June 30, 2015.

Integration Expenses
See Note 2, Integration and Restructuring Charges, to the Condensed Consolidated Financial Statements for additional information related to the Company's integration efforts.
Restructuring Charges
For the three months ended September 30, 2016, restructuring expenses increased primarily due to a $5.0 million charge attributable to the partial withdrawal from a multi-employer pension plan. The charge was recognized in connection with the announced consolidation of warehouse facilities as part of the Company's overall restructuring plan. The Company expects to incur similar charges in future periods in connection with its ongoing restructuring activities.

For the nine months ended September 30, 2016, restructuring expenses declined primarily due to (i) a $2.7 million gain on the sale of a closed facility, (ii) a $2.2 million decrease in relocation expenses and (iii) a $1.7 million decrease in severance expenses. These declines were partially offset by the $5.0 million charge attributable to the partial withdrawal from a multi-employer pension plan as previously discussed.

See Note 2, Integration and Restructuring Charges, to the Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts. The Company may continue to record restructuring charges in the future as restructuring activities progress.

Interest Expense, Net
For the three months ended September 30, 2016, interest expense increased due to a $1.9 million write-off of deferred financing fees resulting from an amendment to the Company's Asset-Based Lending Facility (the "ABL Facility"). See Note 3, Debt, to the Condensed Consolidated Financial Statements for additional information related to the Company's ABL Facility.

For the nine months ended September 30, 2016, interest expense increased due to the previously mentioned write-off of deferred financing fees.

Other expense (income), net
For the three months ended September 30, 2016, the decrease in other expense (income), net resulted from a $1.1 million decline in foreign exchange losses that was partially offset by a $0.7 million increase in the fair value of the Tax Receivable Agreement ("TRA").

For the nine months ended September 30, 2016, the increase in other expense (income), net was driven by (i) a $4.9 million increase in the fair value of the TRA and (ii) a $1.3 million charge for the settlement of a financing obligation related to a leased facility the Company purchased. These increases were partially offset by a $3.4 million reduction in foreign exchange losses.
Effective Tax Rate
Veritiv's effective tax rate was 58.8% and 38.0% for the three months ended September 30, 2016 and 2015, respectively. Veritiv's effective tax rate was 52.3% and 48.3% for the nine months ended September 30, 2016 and 2015, respectively. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 35.0% is principally related to the non-recognition of tax benefits on certain losses, non-deductible expenses, state income taxes (net of federal benefit), and adjustments to uncertain tax positions. Additionally, the effective tax rate for the three and nine months ended September 30, 2015 includes the recognition of U.S. tax benefit with respect to foreign exchange loss on the capitalization of an intercompany loan with the Company's Canadian subsidiary.
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
Segment Results
Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges, stock-based compensation expense, LIFO (income) expense, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges, integration expenses, fair value adjustments on the contingent liability associated with the TRA and certain other adjustments) is the primary financial performance measure Veritiv uses to manage its segments, monitor its results of operations, measure its compliance with the covenants under the ABL Facility and incentivize its management. This common metric is intended to align shareholders, debt holders and management.

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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments reconciled to the combined totals:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Three Months Ended September 30, 2016
Net sales	$788.2	$248.4	$730.1	$328.7	$31.2	$2,126.6
Adjusted EBITDA	$20.0	$6.6	$59.5	$13.0	$(42.0)	$57.1
Adjusted EBITDA as a % of net sales	2.5%	2.7%	8.1%	4.0%	*	2.7%

Three Months Ended September 30, 2015
Net sales	$832.4	$303.0	$722.3	$331.4	$30.7	$2,219.8
Adjusted EBITDA	$23.2	$9.3	$59.0	$12.7	$(43.6)	$60.6
Adjusted EBITDA as a % of net sales	2.8%	3.1%	8.2%	3.8%	*	2.7%

Nine Months Ended September 30, 2016
Net sales	$2,299.0	$763.2	$2,106.4	$951.6	$87.0	$6,207.2
Adjusted EBITDA	$55.7	$16.4	$165.4	$34.3	$(129.7)	$142.1
Adjusted EBITDA as a % of net sales	2.4%	2.1%	7.9%	3.6%	*	2.3%

Nine Months Ended September 30, 2015
Net sales	$2,465.6	$906.9	$2,097.1	$965.0	$82.4	$6,517.0
Adjusted EBITDA	$57.1	$23.1	$156.5	$30.2	$(137.2)	$129.7
Adjusted EBITDA as a % of net sales	2.3%	2.5%	7.5%	3.1%	*	2.0%
* - not meaningful

The table below provides a reconciliation of Veritiv’s net income determined in accordance with U.S. GAAP to Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Net income	$5.6	$14.5	$16.8	$16.6
Interest expense, net	8.2	7.0	21.1	19.8
Income tax expense	8.0	8.9	18.4	15.5
Depreciation and amortization	13.4	13.7	40.5	42.5
EBITDA	35.2	44.1	96.8	94.4
Restructuring charges	5.8	3.0	7.2	8.6
Stock-based compensation	2.1	1.0	7.2	3.0
LIFO (income) expense	0.4	2.2	(2.7)	(7.8)
Non-restructuring asset impairment charges	3.1	—	4.0	—
Non-restructuring severance charges	0.2	0.5	2.4	1.9
Non-restructuring pension charges	2.3	—	2.3	—
Integration expenses	7.3	8.3	19.6	28.6
Fair value adjustments on TRA contingent liability	1.0	0.3	4.8	(0.1)
Other	(0.3)	1.2	0.5	1.1
Adjusted EBITDA	$57.1	$60.6	$142.1	$129.7

Net sales	$2,126.6	$2,219.8	$6,207.2	$6,517.0
Adjusted EBITDA as a % of net sales	2.7%	2.7%	2.3%	2.0%

Print

The table below presents selected data for the Print segment:

	Three Months Ended September 30,		2016 vs. 2015	Nine Months Ended September 30,		2016 vs. 2015
(in millions)	2016	2015	Increase (Decrease) %	2016	2015	Increase (Decrease) %
Net sales	$788.2	$832.4	(5.3)%	$2,299.0	$2,465.6	(6.8)%
Adjusted EBITDA	$20.0	$23.2	(13.8)%	$55.7	$57.1	(2.5)%
Adjusted EBITDA as a % of net sales	2.5%	2.8%		2.4%	2.3%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2016 vs. 2015	2016 vs. 2015
Volume	$(43.7)	$(162.8)
Foreign currency	(0.2)	(8.7)
Price/Mix	(0.3)	4.9
Total change	$(44.2)	$(166.6)

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015

The net sales decrease was primarily attributable to the continued erosion in sales volume from the secular decline in the paper industry.

The Adjusted EBITDA decrease was primarily due to (i) a $6.3 million reduction from the decline in sales volume and (ii) a $1.8 million decrease attributed to cost of products sold decreasing less than net sales. These decreases were partially offset by (i) a $3.3 million reduction in distribution expenses resulting from lower utilization of the Veritiv distribution network due to lower sales volume and (ii) a $1.6 million reduction in selling and general administrative personnel expenses.

Comparison of the Nine Months Ended September 30, 2016 and September 30, 2015

The net sales decrease was primarily attributable to the continued erosion in sales volume from the secular decline in the paper industry as well as strategic customer choices made in the prior year.

The Adjusted EBITDA decrease was primarily due to a $23.4 million reduction from the decline in sales volume. This decrease was partially offset by (i) a $11.6 million decrease in distribution expenses resulting from lower utilization of the Veritiv distribution network because of lower sales volume, (ii) a $4.1 million decrease in bad debt expense resulting from favorable collection experience, (iii) a $3.9 million reduction in selling and general administrative personnel expenses resulting from lower incentive compensation, (iv) a $1.3 million increase attributed to cost of products sold decreasing faster than net sales primarily due to improved sourcing and (v) a $1.0 million decrease in commission expense primarily attributable to lower sales volume.

Publishing

The table below presents selected data for the Publishing segment:

	Three Months Ended September 30,		2016 vs. 2015	Nine Months Ended September 30,		2016 vs. 2015
(in millions)	2016	2015	Increase (Decrease) %	2016	2015	Increase (Decrease) %
Net sales	$248.4	$303.0	(18.0)%	$763.2	$906.9	(15.8)%
Adjusted EBITDA	$6.6	$9.3	(29.0)%	$16.4	$23.1	(29.0)%
Adjusted EBITDA as a % of net sales	2.7%	3.1%		2.1%	2.5%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2016 vs. 2015	2016 vs. 2015
Volume	$(45.8)	$(123.4)
Foreign currency	—	(0.1)
Price/Mix	(8.8)	(20.2)
Total change	$(54.6)	$(143.7)

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015

Approximately $21.7 million of the decrease in net sales was attributable to the loss of three customers. The remaining decrease was primarily attributable to the continued erosion in sales volume from the secular decline in the paper industry and unfavorable changes in price/mix.

The Adjusted EBITDA decrease was primarily due to a $3.2 million decrease due to lower sales volume. This decrease was partially offset by a $0.5 million decline in commissions expense due to lower sales volume.

Comparison of the Nine Months Ended September 30, 2016 and September 30, 2015

Approximately $65.4 million of the decrease in net sales was attributable to the loss of six customers. The remaining decrease was primarily attributable to the continued erosion in sales volume from the secular decline in the paper industry and unfavorable changes in price/mix.

The Adjusted EBITDA decrease was primarily due to (i) a $8.0 million decrease due to lower sales volume and (ii) a $2.3 million decrease attributed to cost of products sold decreasing less than net sales. These declines were partially offset by (i) a $2.2 million decrease in commission expense due to lower sales volume, (ii) a $0.8 million decrease in bad debt expense because of favorable collections experience and (iii) a $0.4 million decrease in incentive compensation expense.

Packaging

The table below presents selected data for the Packaging segment:

	Three Months Ended September 30,		2016 vs. 2015	Nine Months Ended September 30,		2016 vs. 2015
(in millions)	2016	2015	Increase (Decrease) %	2016	2015	Increase (Decrease) %
Net sales	$730.1	$722.3	1.1%	$2,106.4	$2,097.1	0.4%
Adjusted EBITDA	$59.5	$59.0	0.8%	$165.4	$156.5	5.7%
Adjusted EBITDA as a % of net sales	8.1%	8.2%		7.9%	7.5%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2016 vs. 2015	2016 vs. 2015
Volume	$11.2	$23.7
Foreign currency	(3.3)	(17.3)
Price/Mix	(0.1)	2.9
Total change	$7.8	$9.3

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015

The net sales increase was primarily attributable to growth in our international operations.

The increase in Adjusted EBITDA was primarily due to a $2.7 million improvement from increased sales volume that was partially offset by (i) a $1.4 million increase in personnel expenses primarily attributable to the addition of new sales representatives and (ii) a $1.0 million increase in distribution expenses resulting from increased utilization of the Veritiv distribution network.

Comparison of the Nine Months Ended September 30, 2016 and September 30, 2015

The net sales increase was primarily attributable to growth in our international operations.

The Adjusted EBITDA increase was primarily due to (i) a $7.2 million improvement attributed to cost of products sold increasing at a slower rate than net sales due to improved sourcing and (ii) a $5.6 million improvement from increased sales volume. These improvements were partially offset by (i) a $2.6 million increase in distribution expenses resulting from increased utilization of the Veritiv distribution network and (ii) a $1.5 million increase in personnel expenses primarily attributable to the addition of new sales representatives.

Facility Solutions

The table below presents selected data for the Facility Solutions segment:

	Three Months Ended September 30,		2016 vs. 2015	Nine Months Ended September 30,		2016 vs. 2015
(in millions)	2016	2015	Increase (Decrease) %	2016	2015	Increase (Decrease) %
Net sales	$328.7	$331.4	(0.8)%	$951.6	$965.0	(1.4)%
Adjusted EBITDA	$13.0	$12.7	2.4%	$34.3	$30.2	13.6%
Adjusted EBITDA as a % of net sales	4.0%	3.8%		3.6%	3.1%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2016 vs. 2015	2016 vs. 2015
Volume	$(5.8)	$(3.2)
Foreign currency	0.1	(9.0)
Price/Mix	3.0	(1.2)
Total change	$(2.7)	$(13.4)

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015

The net sales decrease was primarily attributable to an overall decline in the U.S. operations of $6.6 million that was partially offset by a $4.1 million increase in Canadian operations.

The Adjusted EBITDA improvement was primarily due to (i) a $1.3 million improvement attributed to cost of products sold decreasing at a faster rate than net sales due to improved sourcing and (ii) a $0.3 million decrease in commissions due to lower net sales. This improvement was partially offset by a $1.3 million decrease in sales volume.

Comparison of the Nine Months Ended September 30, 2016 and September 30, 2015

The net sales decrease was primarily attributable to a $14.7 million decline in the U.S. operations and the impact of changes in foreign currency exchange rates which reduced net sales by $9.0 million. These factors were partially offset by an $11.0 million increase in the Canadian operations.

The Adjusted EBITDA improvement was primarily due to (i) a $1.2 million improvement attributable to cost of products sold decreasing at a faster rate than net sales due to improved sourcing, (ii) a $0.8 million decrease in bad debt expense due to favorable collections experience, (iii) a $0.8 million decrease in commissions due to lower sales volume, (iv) a $0.8 million decrease in distribution expenses due to a reduction in personnel expenses and (v) a $0.5 million reduction in selling and administrative personnel costs.

Corporate & Other

The table below presents selected data for Corporate & Other:

	Three Months Ended September 30,		2016 vs. 2015	Nine Months Ended September 30,		2016 vs. 2015
(in millions)	2016	2015	Increase (Decrease) %	2016	2015	Increase (Decrease) %
Net sales	$31.2	$30.7	1.6%	$87.0	$82.4	5.6%
Adjusted EBITDA	$(42.0)	$(43.6)	(3.7)%	$(129.7)	$(137.2)	(5.5)%

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015

Net sales increased $0.5 million, or 1.6%, due to continued growth in freight brokerage services.

The Adjusted EBITDA improvement was due to a $4.9 million recovery of commission advances as previously discussed, which was partially offset by a $3.7 million increase in personnel expenses due to less favorable health and welfare claims experience as compared to the experience in the prior year quarter.

Comparison of the Nine Months Ended September 30, 2016 and September 30, 2015

Net sales increased $4.6 million, or 5.6%, due to continued growth in freight brokerage services.

The Adjusted EBITDA improvement was primarily due to (i) the $4.9 million commissions advance recovery and (ii) a $3.2 million rebate from a pharmaceutical benefits management provider covering the years 2014 and 2015. The rebate had been deferred until the contract with the provider was finalized.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. The following table sets forth a summary of cash flows:

	Nine Months Ended September 30,
(in millions)	2016	2015
Net cash provided by (used for):
Operating activities	$59.9	$130.5
Investing activities	(24.7)	(34.0)
Financing activities	(30.4)	(99.2)
Operating Activities
Net cash provided by operating activities decreased by $70.6 million compared to the prior year. Accounts receivable and related party receivable increased due to a September increase in Print segment net sales as a result of election cycle spending and an increase in days sales outstanding in the Packaging segment. The decline in inventories is the result of a focused initiative to reduce inventory levels in our warehouses. The change in accounts payable and related party payable is due to the timing of payments. The increase in accrued payroll and benefits is due to the timing of commission payments and lower incentive compensation accruals. A large portion of the change in other is related to higher income tax payment accruals.

Investing Activities
Net cash used for investing activities decreased by $9.3 million compared to the prior year due to lower capital expenditures and increased proceeds from asset sales.

Financing Activities
Net cash used for financing activities decreased by $68.8 million compared to the prior year primarily due to lower net repayments on the ABL Facility and a favorable change in book overdrafts. In the third quarter of 2016, the Company incurred and deferred $2.0 million of new financing fees associated with an amendment to the ABL Facility, reflected in other non-current assets in the Condensed Consolidated Balance Sheets, which will be amortized to interest expense on a straight-line basis over the amended term of the ABL facility.

Funding and Liquidity Strategy

On August 11, 2016, the Company amended its ABL Facility to, among other things, extend the maturity date to August 11, 2021. All other significant terms remained consistent. See Note 3, Debt, for additional information regarding the Company's debt position.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2016, the available additional borrowing capacity under the ABL Facility was approximately $442.1 million.

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

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At September 30, 2016, the above test was not applicable and is not expected to be applicable in the next 12 months.

Veritiv's management expects that the Company's primary future cash needs will be for working capital, capital expenditures, contractual commitments and strategic investments. Additionally, management expects that cash provided by operating activities and available capacity under the ABL Facility will provide sufficient funds to operate the business and meet other liquidity needs.

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of September 30, 2016, other than operating lease obligations and the letters of credit under the ABL Facility. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As mentioned above, the Company amended the terms of its ABL Facility. See Note 3, Debt, for additional information regarding this amendment.

During the third quarter of 2016, the Company recorded charges related to the complete withdrawal from a multi-employer pension plan and the partial withdrawal from another multi-employer pension plan. A $5.0 million charge was recorded as part of the Company's restructuring efforts and an additional $2.3 million charge was recorded as distribution expense as it was unrelated to restructuring efforts. See Note 2, Integration and Restructuring Charges, for additional information regarding these transactions. Final charges for both withdrawals will not be known until the plans issue their respective determinations. Currently, the Company expects payments will occur over an approximate 20 year period. The Company expects to incur similar charges in future periods in connection with its ongoing restructuring activities.

There have been no other material changes to the Company's contractual obligations from those disclosed in Veritiv's Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

VERITIV CORPORATION
(Registrant)

Date:	November 9, 2016	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2016	By: /s/ W. Forrest Bell
Name: W. Forrest Bell
Title: Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
First Amendment to ABL Credit Agreement, dated as of August 11, 2016, among Veritiv Operating Company (f/k/a Unisource Worldwide, Inc.) and Unisource Canada, Inc., as borrowers, Veritiv Corporation and certain subsidiaries of Veritiv Operating Company, as loan parties, the several lenders and financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed on August 15, 2016.

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