Form 10-K
period 2016-12-31
Veritiv Corp
filed 2017-03-14
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2016, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on June 30, 2016, was $305,955,954. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers (as defined in Rule 3b-7 under the Exchange Act) and the UWW Holdings, LLC stockholder are the affiliates of the registrant.
The number of shares outstanding of the registrant's common stock as of March 9, 2017 was 15,687,532.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
All financial statements and notes thereto presented in this report as of and for the years ended December 31, 2016 and 2015 reflect the results of the consolidated legacy xpedx and Unisource businesses. Because the spin-off and merger transactions were consummated on July 1, 2014, all financial statements and notes thereto presented in this report for the year ended December 31, 2014 include the legacy xpedx business for the full twelve months presented and the legacy Unisource business from July 1, 2014.
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

Factors that could cause actual results to differ materially from current expectations include risks and other factors described under "Risk Factors" in this report and elsewhere in the Company’s publicly available reports filed with the Securities and Exchange Commission ("SEC"), which contain a discussion of various factors that may affect the Company’s business or financial results. Such risks and other factors, which in some instances are beyond the Company’s control, include: the industry-wide decline in demand for paper and related products; increased competition from existing and non-traditional sources; adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets; foreign currency fluctuations; our ability to collect trade receivables from customers to whom we extend credit; our ability to attract, train and retain highly qualified employees; the effects of work stoppages, union negotiations and union disputes; loss of significant customers; changes in business conditions in our international operations; procurement and other risks in obtaining packaging, paper and facility products from our suppliers for resale to our customers; changes in prices for raw materials; fuel cost increases; inclement weather, anti-terrorism measures and other disruptions to the transportation network; our dependence on a variety of IT and telecommunications systems and the Internet; our reliance on third-party vendors for various services; cyber-security risks; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; regulatory changes and judicial rulings impacting our business; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; our inability to renew existing leases on acceptable terms, negotiate rent decreases or concessions and identify affordable real estate; our ability to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our pension and health care costs and participation in multi-employer plans; increasing interest rates; our ability to generate sufficient cash to service our debt; our ability to comply with the covenants contained in our debt agreements; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; changes in accounting standards and methodologies; our ability to realize the anticipated synergies, cost savings and growth opportunities from the merger transaction, and our ability to integrate the xpedx business with the Unisource business; the possibility of incurring expenditures in excess of those currently budgeted in connection with the integration, and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.

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

PART I

ITEM 1. BUSINESS

Our Company
Veritiv Corporation ("Veritiv" or the "Company" and sometimes referred to in this Annual Report on Form 10-K as "we", "our" or "us") is a leading North American business-to-business distributor of print, publishing, packaging, and facility solutions. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger of International Paper Company’s ("International Paper" or "Parent") xpedx distribution solutions business ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource. Independently, the two companies achieved past success by continuously upholding high standards of efficiency and customer focus. Through leveraging this combined history of operational excellence, Veritiv evolved into one team shaping its success through exceptional service, innovative people and consistent values. Today, Veritiv's focus on segment-tailored market leadership in distribution and a commitment to operational excellence allows it to partner with world class suppliers, add value through multiple capabilities and deliver solutions to a wide range of customer segments.
We operate from approximately 170 distribution centers primarily throughout the U.S., Canada and Mexico, serving customers across a broad range of industries. These customers include printers, publishers, data centers, manufacturers, higher education institutions, healthcare facilities, sporting and performance arenas, retail stores, government agencies, property managers and building service contractors.
Veritiv's business is organized under four reportable segments: Print, Publishing & Print Management ("Publishing"), Packaging and Facility Solutions. This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as our Veritiv logistics solutions business which provides transportation and warehousing solutions. The following summary describes the products and services offered in each of the reportable segments:

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

The table below summarizes net sales for each of the above segments, as well as the Corporate & Other category, as a percentage of consolidated net sales:

	Year Ended December 31,
	2016	2015	2014
Print	37%	38%	40%
Publishing	13%	14%	15%
Packaging	34%	32%	30%
Facility Solutions	15%	15%	14%
Corporate & Other	1%	1%	1%
Total	100%	100%	100%

Additional financial information regarding our reportable business segments and certain geographic information is included in Item 7 of this report and in Note 17 of the Notes to Consolidated and Combined Financial Statements in Item 8 of this report.

Our History

On July 1, 2014 (the "Distribution Date"), International Paper completed the spin-off of xpedx to its shareholders (the "Spin-off"), forming a new public company known as Veritiv. Immediately following the Spin-off, UWWH merged with and into Veritiv (the "Merger"). The Spin-off and the Merger are collectively referred to as the "Transactions".

On the Distribution Date, 8.16 million shares of Veritiv common stock were distributed on a pro rata basis to the International Paper shareholders of record as of the close of business on June 20, 2014. Immediately following the Spin-off, but prior to the Merger, International Paper’s shareholders owned all of the outstanding shares of Veritiv common stock.

Immediately following the Spin-off on the Distribution Date, UWW Holdings, LLC, the sole stockholder of UWWH (the "UWWH Stockholder"), which is jointly owned by Bain Capital and Georgia-Pacific, received 7.84 million shares of Veritiv common stock for all of the outstanding shares of UWWH common stock that it held on the Distribution Date, in a private placement transaction.

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

Products and Services

Veritiv distributes well-known national and regional brand products as well as products marketed under its own private label brands. Products under the Company’s private label brands are manufactured by third-party suppliers in accordance with specifications established by the Company. Our portfolio of private label products includes:

•	Coated and uncoated papers, coated board and cut size under the Endurance, nordic+, Econosource, Comet, Starbrite Opaque Select and other brands;

•	Packaging products under the TUFflex brand, which include stretch film, mailers, shrink film, carton sealing tape, and other specialty tapes; and

•
Foodservice disposable products, cleaning chemicals, towels and tissues, can liners, sanitary maintenance supplies and a wide range of facility supplies products under the Reliable and Spring Grove brands.

The table below summarizes sales of products sold under private label brands as a percentage of the respective total Company or applicable segment's net sales for the periods shown:

	Year Ended December 31,
	2016	2015	2014
Print	22%	19%	21%
Packaging	6%	6%	8%
Facility Solutions	8%	8%	9%
Total Company	11%	10%	12%

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

For the years ended December 31, 2016, 2015 and 2014, no single customer accounted for more than 5% of the Company’s consolidated net sales.

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

The product sourcing program is designed to ensure that the Company is able to offer consistent product selections and market competitive pricing across the enterprise while maintaining the ability to service localized market requirements. Our procurement program is also focused on replenishment which includes purchase order placement and controlling the total cost of inventory by proactively managing the number of day’s inventory on hand, negotiating favorable payment terms and maintaining vendor-owned and vendor-managed programs. As one of the largest purchasers of paper, graphics, packaging and facility supplies, we can qualify for volume allowances with some suppliers and can realize significant economies of scale. We enter into incentive agreements with certain of our largest customers, which are generally based on sales to these customers.

During the year ended December 31, 2016, approximately 47% of our purchases were made from ten suppliers.

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

The following summary briefly describes the key competitive landscape for each of Veritiv’s business segments:

•
Print – Industry sources estimate that there are hundreds of regional and local companies engaged in the marketing and distribution of paper and graphics products. While the Company believes there are few national distributors of paper and graphics products similar to Veritiv, several regional and local distributors have cooperated together to serve customers nationally. The Company’s customers also have the opportunity to purchase products directly from paper and graphics manufacturers. In addition, competitors also include regional and local specialty distributors, office supply and big box stores, online business-to-business suppliers, independent brokers and large commercial printers that broker the sale of paper in connection with the sale of their printing services.

•
Publishing – The publishing market is serviced by printers, paper brokers and distributors. The Company’s customers also have the opportunity to purchase paper directly from paper manufacturers. The market consists primarily of magazine and book publishers, cataloguers, direct mailers and retail customers using catalog, insert and direct mail as a method of advertising. Veritiv’s brokerage businesses, Bulkley Dunton and Graphic Communications, act in a consulting capacity in the selection of products as well as providing print management services and solutions.

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

We believe that our competitive advantages include over 1,800 sales and marketing professionals and the breadth of our selection of quality products, including high-quality private brands. The breadth of products distributed and services offered, the diversity of the types of customers served, and our broad geographic footprint in the U.S., Canada and Mexico buffer the impact of regional economic declines while also providing a network to readily serve national accounts.

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

Employees

As of December 31, 2016, Veritiv had approximately 8,700 employees worldwide, of which approximately 10% were covered by collective bargaining agreements. Labor contract negotiations are handled on an individual basis by a team of Veritiv Human Resources and Legal personnel. Approximately 20% of the Company’s unionized employees have collective bargaining agreements that expire during 2017. We currently expect that we will be able to renegotiate such agreements on satisfactory terms. We consider labor relations to be good.

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

We are also subject to regulation by numerous U.S., Canadian and Mexican federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers. Although we are subject to other U.S., Canadian and Mexican federal, state and local provisions relating to the protection of the environment and the discharge or destruction of materials, these provisions do not materially impact the use or operation of the Company’s facilities. Compliance with these laws has not had, and is not anticipated to have, a material effect on Veritiv’s capital expenditures, earnings or competitive position.

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

Seasonality

The Company’s operating results are subject to seasonal influences.  Historically, our higher consolidated net sales occur during the third and fourth quarters while our lowest consolidated net sales occur during the first quarter. Within the Print and Publishing segments, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year.  The Packaging segment net sales tend to increase each quarter throughout the year and net sales for the first quarter are typically less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that build up to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment tend to be highest during the third quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and activities related to back-to-school.

Executive Officers of the Company

The following table sets forth certain information concerning the individuals who serve as executive officers of the Company as of March 1, 2017.

Name	Age	Position
Mary A. Laschinger	56	Chairman and Chief Executive Officer
Stephen J. Smith	53	Senior Vice President and Chief Financial Officer
Charles B. Henry	52	Senior Vice President Corporate Services
Mark W. Hianik	56	Senior Vice President, General Counsel and Corporate Secretary
Thomas S. Lazzaro	53	Senior Vice President Field Sales and Operations
Barry R. Nelson	52	Senior Vice President Facility Solutions
Elizabeth A. Patrick	49	Senior Vice President and Chief Human Resources Officer
Tracy L. Pearson	46	Senior Vice President Packaging
Adam W. Taylor	38	Senior Vice President and Chief Strategy Officer
Daniel J. Watkoske	48	Senior Vice President Print and Veritiv Services

The following descriptions of the business experience of our executive officers include the principal positions held by them since March 2012.

Mary A. Laschinger has served as Chairman and Chief Executive Officer of the Company since July 2014. Ms. Laschinger also served as Senior Vice President of International Paper Company, a global packaging and paper manufacturing company, from 2007 to July 2014 and as President of its xpedx distribution business from January 2010 to July 2014. Ms. Laschinger previously served as President of International Paper’s Europe, Middle East, Africa and Russia business, Vice President and General Manager of International Paper’s Wood Products and Pulp businesses and in other senior management roles at International Paper in sales, marketing, manufacturing and supply chain. Ms. Laschinger joined International Paper in 1992. Prior to joining International Paper, Ms. Laschinger held various positions in product management and distribution at James River Corporation and Kimberly-Clark Corporation. Ms. Laschinger has significant knowledge and executive management experience running domestic and international manufacturing and distribution businesses as well as a deep understanding of Veritiv and the industry in which it operates. Ms. Laschinger also serves as a director of Kellogg Company and the Federal Reserve Bank of Atlanta.

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

Thomas S. Lazzaro has served as Senior Vice President Field Sales and Operations of the Company since July 2014. In this role, Mr. Lazzaro leads the Supply Chain and the Field Sales organizations. Previously, Mr. Lazzaro served as Executive Vice President, Supply Chain of xpedx from March 2013 to July 2014 and was a member of the xpedx Senior Lead Team. Mr. Lazzaro joined xpedx in January 2011 as Executive Vice President and Chief Procurement Officer, responsible for all aspects of the purchasing organization. Prior to xpedx, Mr. Lazzaro was a senior executive with HD Supply, The Home Depot and General Electric. Mr. Lazzaro has significant experience in general management, supply chain, operations and finance in the manufacturing and distribution industries.

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

Elizabeth A. Patrick has served as Senior Vice President and Chief Human Resources Officer of the Company since July 2014. Prior to that, Ms. Patrick served as Vice President, Human Resources, of xpedx from March 2013 to July 2014 and was a member of International Paper Company’s Human Resources & Communications Lead Team and the xpedx Senior Lead Team. Prior to that, she served as Director, Human Resources-Field Operations of xpedx from October 2012 to March 2013. Previously, Ms. Patrick served as Vice President of Human Resources of TE Connectivity, a global electronics manufacturing and distribution company, from April 2008 to October 2012. Previously, Ms. Patrick served as Vice President Human Resources of Guilford Mills, Inc., an automotive and specialty markets fabrics manufacturer, and in a variety of roles of increased responsibility with General Motors Company and GM spin-off, Delphi Corporation, a global automotive parts manufacturer. Ms. Patrick has significant human resources management and leadership experience.

Tracy L. Pearson has served as Senior Vice President Packaging of the Company since October 2016. Prior to that, Ms. Pearson served as Vice President and General Manager, South Area, for the Container the Americas business of International Paper Company, a global paper and packaging manufacturing company, from May 2016 to October 2016. Prior to that, Ms. Pearson served as Vice President and General Manager for the Foodservice packaging business of International Paper from August 2011 to May 2016. Ms. Pearson joined International Paper in 1994 and served in a variety of sales, supply chain, marketing, process engineering, product development, and sales and general management roles within International Paper’s packaging and print businesses. Ms. Pearson has significant experience in general management, sales and sales management, and supply chain in the packaging and paper manufacturing and distribution industries.

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

Daniel J. Watkoske has served as Senior Vice President Print of the Company since July 2014 and, since October 2016, has also served as Senior Vice President of Veritiv Services. Prior to that, Mr. Watkoske served as Executive Vice President Sales for xpedx from January 2011 to July 2014 and was a member of the xpedx Senior Lead Team. Prior to that, Mr. Watkoske served as Group Vice President for the xpedx Metro New York Group from January 2008 to January 2011. Previously, Mr. Watkoske served as Vice President National Accounts for xpedx. Mr. Watkoske joined International Paper in 1989 as a sales trainee for Nationwide Papers, which later became part of xpedx. Mr. Watkoske has significant sales, sales management and operations experience in the paper and packaging distribution industries.

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

The persistently slow rate of increase in the U.S. gross domestic product ("GDP") in recent years has adversely affected our results of operations. If GDP continues to increase at a slow rate or if economic growth declines, demand for the products we sell will be adversely affected. In addition, volatility in the global capital and credit markets, which impacts interest rates, currency exchange rates and the availability of credit, could have a material adverse effect on the business, financial condition and results of operations of our company and our customers. We have exposure to counterparties with which we routinely execute transactions. Such counterparties include customers and financial institutions. A bankruptcy or liquidity event by one or more of our counterparties could have a material adverse effect on our business, financial condition and results of operations.

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

Our ten largest customers generated approximately 9% of our consolidated net sales for the year ended December 31, 2016, and our largest customer accounted for approximately 3% of our consolidated net sales in that same period. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historic levels.

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

As a distributor, we obtain our packaging, paper and facility products from third-party suppliers. Our business and financial results are dependent on our ability to purchase products from suppliers not controlled by us that we, in turn, sell to our customers. We may not be able to obtain the products we need on open credit, with market or other favorable terms, or at all. During the year ended December 31, 2016, approximately 47% of our purchases were made from ten suppliers. A sustained disruption in our ability to source products from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders resulting in lost sales and, in rare cases, damages for late or non-delivery.

For the most part, we do not have a significant number of long-term contracts with our suppliers committing them to provide products to us. Suppliers may not provide the products and supplies needed in the quantities and at the prices and times requested. We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include raw material shortages, environmental restrictions on operations, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, product recalls, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of paper, packaging and facility products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors.

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

We depend on information technology ("IT") and telecommunications systems and the Internet for our operations. These systems support a variety of functions including inventory management, order placement and processing with vendors and from customers, shipping, shipment tracking and billing. Our information systems are vulnerable to natural disasters, wide-area telecommunications or power utility outages, terrorist or cyber-attacks and other major disruptions and our redundant information systems may not operate effectively.

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

Our operations are subject to U.S. and international laws and regulations, including regulations of the U.S. Department of Transportation Federal Motor Carrier Safety Administration, the import and export of goods, customs regulations, Office of Foreign Asset Control and the FCPA. Expenditures related to the cost of compliance with laws, rules and regulations could adversely impact our business and results of operations. In addition, we could incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, laws, regulations, codes and common law. Proposed comprehensive tax reform as described in the June 2016 U.S. House Republican Blueprint, with lower statutory rates, various base broadening measures and a border tax adjustment, may be enacted in the near future. Veritiv's effective tax rate and deferred tax assets are likely to be impacted if this tax reform proposal is enacted.

Tax assessments and unclaimed property audits by governmental authorities could adversely impact our operating results.

We remit a variety of taxes and fees to various governmental authorities, including federal and state income taxes, excise taxes, property taxes, sales and use taxes and payroll taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. In addition, we are subject to unclaimed property (escheat) laws which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time. We are subject to audit by individual U.S. states with regard to our escheatment practices. The legislation and regulations related to tax and unclaimed property matters tend to be complex and subject to varying interpretations by both government authorities and taxpayers. Although management believes that the positions we have taken are reasonable, various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes, unclaimed property, interest and penalties in excess of accrued liabilities. Our positions are reviewed as events occur such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new tax contingencies or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could have a material adverse effect on our financial condition, results of operations and cash flows in future periods.

Our inability to renew existing leases on acceptable terms, negotiate rent decreases or concessions and identify affordable real estate could adversely affect our operating results.

We may be unable to successfully negotiate or renew existing leases at attractive rents, negotiate rent decreases or concessions or identify affordable real estate. A key factor in our operating performance is the location and associated real estate costs of our distribution centers. In particular, approximately 34 of our lease and sublease agreements expire in June 2018 which accounted for approximately 19% of our total operating leased square footage as of December 31, 2016. Our inability to negotiate or renew these or any other leases on favorable terms, or at all, could have a material adverse effect on our business and results of operations due to, among other things, any resultant increased lease payments.

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

In addition to the contributions discussed above, we could be obligated to pay additional amounts, known as withdrawal liabilities, upon decrease or cessation of participation in a multi-employer pension plan. Although an employer may obtain an estimate of such liability, the final calculation of the withdrawal liability may not be able to be determined for an extended period of time. Generally, the cash obligation of such withdrawal liability is payable over a 20 year period.

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.

As of December 31, 2016, we had approximately $774.7 million in total indebtedness, reflecting borrowings of $726.9 million under the asset-based lending facility (the "ABL Facility"), $22.6 million of financing obligations to a related party (exclusive of the non-monetary portion) and $25.2 million of equipment capital lease and other obligations. This level of indebtedness could have important consequences to our financial condition, operating results and business, including the following:

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

We cannot assure you that we will successfully or cost-effectively integrate the xpedx and Unisource businesses. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We have incurred and continue to incur significant costs and charges associated with the Transactions that could affect our period-to-period operating results.

Through December 31, 2016, we have incurred approximately $193.9 million in costs and charges associated with the Transactions, including approximately $65.9 million for capital expenditures and $7.5 million related to the complete or partial withdrawal from various multi-employer pension plans. We anticipate that we will incur additional costs and charges associated with the Transactions. We are not able to quantify the total amount of these costs and charges or the period in which they will be incurred as the operating plans affecting these costs are evolving and charges relating to withdrawal from multi-employer pension plans are uncertain. Excluding the multi-employer pension plan withdrawal charges, we currently anticipate that total costs associated with the Transactions will be approximately $225 to $250 million over the five years following the Transactions. The amount and timing of these costs and charges could adversely affect our period-to-period operating results, which could result in a reduction in the market price of shares of our common stock. Moreover, delays in completing the integration may reduce or delay the synergies and other benefits expected from the Transactions and such reduction may be material.

If costs to integrate our IT infrastructure and network systems are more than amounts that have been budgeted, our business, financial condition and results of operations could be adversely affected.

We expect to incur additional costs associated with achieving anticipated cost savings and other synergies from the Transactions. Some of these costs will consist of information technology infrastructure, systems integration and planning. The primary areas of spending will be integrating our financial, operational and human resources systems. We expect that a portion of these expenditures will be capitalized. Such expenditures and other costs could adversely affect our business, financial condition and results of operations.

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

We are generally obligated to pay the UWWH Stockholder an amount equal to 85% of the tax savings arising from pre-Merger net operating loss ("NOL") carryforwards, and our ability to use such NOL carryforwards to offset future taxable income may be subject to limitations, including as a result of an ownership change under Section 382 of the Code.

Unisource had, and we acquired, substantial NOLs for U.S. federal, state and Canadian income tax purposes. Pursuant to the Tax Receivable Agreement, between the Company and the UWWH Stockholder, which is more fully described in Note 9 of the Notes to Consolidated and Combined Financial Statements, we are generally obligated to pay the UWWH Stockholder an amount equal to 85% of the U.S. federal, state and Canadian income tax savings, if any, that we actually realize with respect to taxable periods (or portions thereof) beginning after the date of the Merger as a result of the utilization of Unisource’s net operating losses attributable to taxable periods prior to the date of the Merger. The utilization of Unisource’s NOLs, tax credits and other tax attributes depends on the timing and amount of taxable income earned by our company in the future and a lack of future taxable income would adversely affect our ability to utilize these tax attributes. Tax attributes are generally subject to expiration at various times in the future to the extent that they have not previously been applied to offset the taxable income of our company, and there is a risk that our existing NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities.

The Merger resulted in an ownership change for Unisource under Section 382 of the Code, limiting the use of Unisource’s NOLs to offset future taxable income for both U.S. federal and state income tax purposes. Moreover, future trading of our stock by our significant shareholders may result in additional ownership changes as defined under Section 382 of the Code, further limiting the use of Unisource's NOLs. These limitations may affect the timing of when these NOLs may be used which, in turn, may impact the timing and amount of cash taxes payable by our company which could impair our deferred tax assets and reduce the amount payable under the Tax Receivable Agreement.

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

Risks Relating to Our Common Stock

Our stock price may fluctuate significantly.

The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in the operating results of our company due to factors related to our business;

•	success or failure of the strategy of our company;

•	the quarterly or annual earnings of our company, or those of other companies in our industry;

•	continued industry-wide decrease in demand for paper and related products;

•	our ability to obtain third-party financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	restrictions on our ability to pay dividends under our ABL Facility;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company;

•	natural or environmental disasters that investors believe may affect our company;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in laws and regulations affecting our company or any of the principal products sold by our company; and

•	general economic and political conditions and other external factors.

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

As a result of the Transactions and subsequent secondary offering by the UWWH Stockholder, controlled by Bain Capital, the UWWH Stockholder beneficially owns 38.8% of our outstanding common stock as of December 31, 2016. As a result, the UWWH Stockholder exercises, and will continue to exercise, significant influence over all matters requiring shareholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock. The interests of the UWWH Stockholder may conflict with the interests of our other shareholders. Our board of directors has adopted corporate governance guidelines that, among other things, address potential conflicts between a director’s interests and our interests. In addition, we have adopted a code of business conduct that, among other things, requires our employees to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or our interests and to disclose their outside activities, financial interests or relationships that may present a possible conflict of interest or the appearance of a conflict to management or corporate counsel. These corporate governance guidelines and code of business ethics do not, by themselves, prohibit transactions with our principal shareholders.

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

We have not historically declared or paid dividends on our common stock. We currently intend to invest our future earnings, if any, to fund our growth, to develop our business, for working capital needs, to reduce debt and for general corporate purposes. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain their current value.

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

As noted above, the UWWH Stockholder, which is jointly owned by Bain Capital and Georgia-Pacific, owns 38.8% of our outstanding common stock as of December 31, 2016. Continuation of this concentrated ownership could result in a limited amount of shares being available to be traded in the market, resulting in reduced liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2016, we had a distribution network operating from approximately 170 distribution centers, of which approximately 150 were leased and 20 were owned. Our leased locations comprise approximately 18.0 million square feet while our owned locations comprise approximately 2.2 million square feet.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Veritiv's common stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol VRTV. As of March 9, 2017, there were 6,416 shareholders of record. The number of record holders does not include shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

The following table sets forth, for the quarterly reporting periods indicated, the high and low market prices per share for the Company's common stock, as reported on the NYSE.

	2016		2015
	High	Low	High	Low
1st Quarter	$39.23	$27.44	$54.50	$43.82
2nd Quarter	$42.25	$34.10	$45.68	$35.05
3rd Quarter	$52.49	$37.05	$39.04	$32.77
4th Quarter	$56.70	$43.00	$44.80	$35.72

Veritiv has not historically paid dividends on its common stock. The Company currently intends to invest its future earnings, if any, to fund its growth, to develop its business, for working capital needs, to reduce debt and for general corporate purposes. Any payment of dividends will be at the discretion of Veritiv's board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that Veritiv's board of directors may deem relevant.

On November 23, 2016, the UWWH Stockholder, one of Veritiv's existing stockholders and the former parent company of Unisource Worldwide, Inc., sold 1.76 million shares of Veritiv common stock in an underwritten public offering. Concurrently with the closing of the offering, Veritiv repurchased 0.31 million of these offered shares from the underwriters at a price of $42.8625 per share, which is the price at which the underwriters purchased such shares from the selling stockholder, for an aggregate purchase price of approximately $13.4 million. The Company may repurchase additional shares in the future, however, there is currently no share repurchase authorization plan approved by the Company's Board of Directors.

Performance Graph

The following graph provides a comparison of the cumulative shareholder return on the Company's common stock to the returns of the Russell 2000 Index and the average performance of a group consisting of the Company's peer companies (the "Peer Group") based on total shareholder return from June 18, 2014 (the first day Veritiv's common stock began "when-issued" trading on the NYSE) through December 31, 2016. Companies included in the Peer Group are as follows:

•	Anixter International Inc.	•	Genuine Parts Company	•	Resolute Forest Products Inc.
•	Applied Industrial Technologies, Inc.	•	Graphic Packaging Holding Company	•	ScanSource, Inc.
•	Arrow Electronics, Inc.	•	InnerWorkings Inc.	•	Sealed Air Corporation
•	Avery Dennison Corporation	•	International Paper Company	•	Sonoco Products Company
•	Avnet, Inc.	•	Kaman Corporation	•	Staples, Inc.
•	Bemis Company, Inc.	•	KapStone Paper and Packaging Corporation	•	W.W. Grainger, Inc.
•	Brady Corporation	•	MSC Industrial Direct Co. Inc.	•	WESCO International Inc.
•	Deluxe Corporation	•	Neenah Paper, Inc.	•	WestRock Company
•	Domtar Corporation	•	Office Depot, Inc.
•	Ennis Inc.	•	Packaging Corporation of America
•	Essendant Inc.	•	PH Glatfelter Company
•	Fastenal Company	•	R.R. Donnelley & Sons Company

Wausau Paper Corporation was removed from the Peer Group due to its acquisition by SCA in January 2016.

The graph is not, and is not intended to be, indicative of future performance of our common stock. The graph assumes $100 invested on June 18, 2014 in the Company, the Russell 2000 Index and the Peer Group. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents the selected historical consolidated and combined financial data for Veritiv and should be read in conjunction with Item 7 of this report and the audited Consolidated and Combined Financial Statements and notes thereto contained in Item 8 of this report. The Consolidated and Combined Statements of Operations data for the years ended December 31, 2016, 2015 and 2014 and the Consolidated Balance Sheets data as of December 31, 2016 and 2015 set forth below are derived from the audited Consolidated and Combined Financial Statements included in Item 8 of this report.

The Consolidated Balance Sheets data as of December 31, 2014 are derived from Veritiv's audited Consolidated and Combined Financial Statements for 2014 which are not included in this report. The Combined Statements of Operations data for the years ended December 31, 2013 and 2012 and the Combined Balance Sheets data as of December 31, 2013 and 2012 are derived from xpedx's audited combined financial statements which are not included in this report.

During 2011, xpedx ceased its Canadian operations, which had provided distribution of printing supplies to Canadian-based customers. Additionally, xpedx ceased its printing press distribution business, which was located in the U.S. Both of these businesses were historically included in xpedx's Print segment. The impact of these restructuring efforts carried over into 2012 and are reported here as discontinued operations.

The financial information may not be indicative of Veritiv's future performance and the financial information presented for the years prior to 2015 does not necessarily reflect what the financial condition and results of operations would have been had Veritiv operated as a separate, stand-alone entity during those periods.

(in millions, except per share data)	As of and for the Year Ended December 31,
Statements of Operations Data	2016	2015	2014(1)	2013	2012
Net sales	$8,326.6	$8,717.7	$7,406.5	$5,652.4	$6,012.0
Cost of products sold	6,826.4	7,160.3	6,180.9	4,736.8	5,036.7
Distribution expenses	505.1	521.8	426.2	314.2	324.0
Selling and administrative expenses	826.2	853.9	689.1	548.2	580.6
Depreciation and amortization	54.7	56.9	37.6	17.1	14.0
Merger and integration expenses	25.9	34.9	75.1	—	—
Restructuring charges	12.4	11.3	4.0	37.9	35.1
Operating income (loss)	75.9	78.6	(6.4)	(1.8)	21.6
Income tax expense (benefit)	19.8	18.2	(2.1)	0.4	9.1
Income (loss) from continuing operations	21.0	26.7	(19.5)	0.0	14.4
Income (loss) from discontinued operations, net of income taxes	—	—	(0.1)	0.2	(10.0)
Net income (loss)	21.0	26.7	(19.6)	0.2	4.4
Earnings (loss) per share(2):
Basic
Continuing operations	$1.31	$1.67	$(1.61)	$0.00	$1.76
Discontinued operations	—	—	(0.01)	0.02	(1.23)
Basic earnings (loss) per share	$1.31	$1.67	$(1.62)	$0.02	$0.53

Diluted
Continuing operations	$1.30	$1.67	$(1.61)	$0.00	$1.76
Discontinued operations	—	—	(0.01)	0.02	(1.23)
Diluted earnings (loss) per share	$1.30	$1.67	$(1.62)	$0.02	$0.53

Balance Sheets Data (at period end)
Accounts receivable, net	$1,048.3	$1,037.5	$1,115.1	$669.7	$680.6
Inventories	707.9	720.6	673.2	360.9	373.4
Total assets	2,483.7	2,476.9	2,574.5	1,256.9	1,307.9
Long-term debt, net of current maturities	749.2	800.5	855.0	—	—
Financing obligations to related party, less current portion	176.1	197.8	212.4	—	—
Defined benefit pension obligations	27.6	28.7	36.3	—	—
Other non-current liabilities	121.2	105.6	107.2	12.5	16.9
(1) Includes the operating results of Unisource for the six months ended December 31, 2014.
(2) See Note 13 of the Notes to Consolidated and Combined Financial Statements for discussion about the shares of common stock utilized in the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto, included elsewhere in this report. The financial information discussed below and included in this report for the year ended December 31, 2014 may not necessarily reflect what Veritiv's financial condition, results of operations or cash flows would have been had Veritiv been a stand-alone company during this period or what Veritiv's financial condition, results of operations and cash flows may be in the future.

References in the Consolidated and Combined Financial Statements to "International Paper" or "Parent" refer to International Paper Company.

Executive Overview

Business Overview

Veritiv is a leading North American business-to-business distributor of print, publishing, packaging, and facility solutions. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Established in 2014, following the merger of xpedx and UWWH, the Company operates from approximately 170 distribution centers primarily throughout the U.S., Canada and Mexico.

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

The Spin-off and Merger

On July 1, 2014 (the "Distribution Date"), International Paper completed the spin-off of xpedx to the International Paper shareholders (the "Spin-off"), forming a new public company called Veritiv. Immediately following the Spin-off, UWWH merged with and into Veritiv (the "Merger"). Prior to the Distribution Date, Veritiv’s financial position, results of operations and cash flows consisted of only the xpedx business of International Paper and were derived from International Paper’s historical accounting records. The financial results of xpedx have been presented on a carve-out basis through the Distribution Date, while the financial results for Veritiv, post Spin-off, are prepared on a stand-alone basis.

As such, the audited Consolidated and Combined Financial Statements as of and for the year ended December 31, 2014 consist of the consolidated results of Veritiv on a stand-alone basis for the six months ended December 31, 2014 and the combined results of operations of xpedx for the six months ended June 30, 2014 on a carve-out basis.

For periods prior to the Spin-off, the combined financial statements include expense allocations for certain functions previously provided by International Paper. See Note 1 of the Notes to Consolidated and Combined Financial Statements for further information.

Results of Operations, Including Business Segments

The following discussion compares the consolidated and combined operating results of Veritiv for the years ended December 31, 2016, 2015 and 2014.

Comparison of the Years Ended December 31, 2016, 2015 and 2014

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
(in millions)	2016	2015	2014	Increase (Decrease) %	Increase (Decrease) %
Net sales	$8,326.6	$8,717.7	$7,406.5	(4.5)%	17.7%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	6,826.4	7,160.3	6,180.9	(4.7)%	15.8%
Distribution expenses	505.1	521.8	426.2	(3.2)%	22.4%
Selling and administrative expenses	826.2	853.9	689.1	(3.2)%	23.9%
Depreciation and amortization	54.7	56.9	37.6	(3.9)%	51.3%
Merger and integration expenses	25.9	34.9	75.1	(25.8)%	(53.5)%
Restructuring charges	12.4	11.3	4.0	9.7%	182.5%
Operating income (loss)	75.9	78.6	(6.4)	(3.4)%	*
Interest expense, net	27.5	27.0	14.0	1.9%	92.9%
Other expense, net	7.6	6.7	1.2	13.4%	*
Income (loss) from continuing operations before income taxes	40.8	44.9	(21.6)	(9.1)%	*
Income tax expense (benefit)	19.8	18.2	(2.1)	8.8%	*
Income (loss) from continuing operations	21.0	26.7	(19.5)	(21.3)%	*
(Loss) from discontinued operations, net of income taxes	—	—	(0.1)	*	*
Net income (loss)	$21.0	$26.7	$(19.6)	(21.3)%	*
* - not meaningful
Net Sales

•
2016 compared to 2015: Net sales declined by $391.1 million, or 4.5%, primarily due to declines in the Print and Publishing reportable segments. See the “Segment Results” section for additional discussion.

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
Cost of Products Sold

•
2016 compared to 2015: Cost of products sold decreased by $333.9 million, or 4.7%, primarily due to the decline in sales as previously discussed. See the “Segment Results” section for additional discussion.

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

Distribution Expenses

•
2016 compared to 2015: Distribution expenses decreased by $16.7 million or 3.2%. The decline was mainly driven by (i) a $6.3 million decrease in facilities expenses due primarily to warehouse consolidations, (ii) a $5.9 million decrease in personnel costs due primarily to reductions in temporary employee expense, and (iii) a $5.3 million decrease in vehicle operating expenses primarily driven by reductions in third party freight expense and fuel.

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

Selling and Administrative Expenses

•
2016 compared to 2015: Selling and administrative expenses decreased by $27.7 million or 3.2%. The decrease was primarily attributed to (i) a $11.2 million decrease in commission expense due in part to lower sales volume and (ii) a $13.6 million decrease in incentive compensation. In 2013, xpedx advanced funds to commissioned sales representatives to compensate them for a change in the timing of commission payments. During 2016, the Company recovered $6.0 million of those advances which further reduced commission expense. These decreases were partially offset by $5.8 million of impairment charges attributable to the Publishing and Print segment's customer relationship intangible assets.

•
2015 compared to 2014: Selling and administrative expenses increased due primarily to incremental expenses of $194.7 million, or 28.3%, from the Merger. Excluding the impact of the Merger, selling and administrative expenses decreased by $29.9 million, or 4.3%. The decrease was primarily attributed to (i) a $16.4 million decrease in personnel costs driven primarily by a restructuring of the corporate general and administrative functions, (ii) a $5.4 million decline in bad debt expense primarily driven by the Print segment, (iii) a $4.6 million benefit related to the removal of International Paper overhead allocations, (iv) a $1.6 million decrease in facility expense primarily attributed to a decrease in rent expense, (v) a $1.4 million decrease in travel and entertainment expense and (vi) a $0.4 million decrease in various other expenses. The above noted change in shipping terms resulted in a reduction to selling and administrative expenses of $0.8 million for the year ended December 31, 2015.

Depreciation and Amortization Expenses

•
2016 compared to 2015: Depreciation and amortization expense decreased $2.2 million primarily due to $2.4 million of amortization for intangible assets acquired in the Merger that were fully amortized as of June 30, 2015.

•	2015 compared to 2014: Depreciation and amortization expense increased primarily due to the Merger.

Merger and Integration Expenses
During the years ended December 31, 2016 and 2015, Veritiv incurred costs to integrate the combined businesses of xpedx and Unisource.  Integration expenses include professional services and project management fees, internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding costs and other costs to integrate the combined businesses of xpedx and Unisource.

During the year ended December 31, 2014, Veritiv incurred merger and integration expenses related primarily to:  advisory, legal and other professional fees directly associated with the Merger, integration-related professional services and project management fees, retention compensation, certain termination benefits (including change-in-control bonuses), rebranding and other costs to integrate the combined businesses of xpedx and Unisource.

See Note 3 of the Notes to Consolidated and Combined Financial Statements for a breakdown of the major components of these costs.
Restructuring Charges
Restructuring charges relate primarily to Veritiv's restructuring of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. During the fourth quarter of 2014, the Company initiated the process of consolidating warehouse and customer service locations of the legacy organizations as well as realigning its field and sales management function. As a result, the Company incurred restructuring charges for employee termination benefits, asset impairments and other direct costs. See Note 3 of the Notes to Consolidated and Combined Financial Statements for additional details. The Company may continue to record restructuring charges in the future as these activities progress.

Interest Expense, Net
Interest expense, net in 2016 consisted of (i) $18.6 million of interest expense on the ABL Facility, (ii) $5.6 million for amortization of deferred financing costs related to the ABL Facility and (iii) $3.3 million in miscellaneous interest expense.     The increase in 2016 is due primarily to an additional $1.9 million of deferred financing cost amortization resulting from an amendment to the ABL Facility. See Note 5 of the Notes to Consolidated and Combined Financial Statements for additional information related to the ABL Facility. This increase was offset by lower miscellaneous interest expense.
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
Interest expense, net in 2014 consisted of (i) $9.2 million of interest expense on the ABL Facility, (ii) $2.2 million for amortization of deferred financing costs related to the ABL Facility, (iii) $1.1 million attributable to financing obligations to related party and (iv) $1.5 million in miscellaneous other interest expense.

Effective Tax Rate
Veritiv's effective tax rate was 48.5%, 40.5% and 9.7% for the years ended December 31, 2016, 2015 and 2014 respectively. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 35% primarily relates to non-deductible expenses, state income taxes, the Company's income (loss) by jurisdiction and changes in the valuation allowance against deferred tax assets. Additionally, the effective tax rate for the year ended 2015 includes the recognition of a $1.2 million U.S. tax benefit with respect to a foreign exchange loss on the capitalization of an intercompany loan with the Company's Canadian subsidiary. The historic volatility of the Company's effective tax rate has been primarily due to both the level of pre-tax income as well as variations in the Company's income (loss) by jurisdiction. Over time and with increasing pre-tax income, the Company estimates its effective tax rate will trend toward approximately 40%. However, the effective tax rate may vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses and other items that could impact the effective tax rate. See Note 8 of the Notes to Consolidated and Combined Financial Statements for additional details.

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

Veritiv uses Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges, stock-based compensation expense, LIFO (income) expense, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges, merger and integration expenses, fair value adjustments on the contingent liability associated with the Tax Receivable Agreement ("TRA") and certain other adjustments) because Veritiv believes investors commonly use Adjusted EBITDA as a key financial metric for valuing companies. In addition, the credit agreement governing the ABL Facility (as defined in the Notes to Consolidated and Combined Financial Statements) permits the Company to exclude these and other charges in calculating Consolidated EBITDA, as defined in the ABL Facility.

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

Other companies in the industry may calculate Adjusted EBITDA differently than Veritiv does, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to Veritiv to invest in the growth of its business. Veritiv compensates for these limitations by relying both on the Company's U.S. GAAP results and by using Adjusted EBITDA for supplemental purposes. Additionally, Adjusted EBITDA is not an alternative measure of financial performance under U.S. GAAP and therefore should be considered in conjunction with net income and other performance measures such as operating income or net cash provided by operating activities and not as an alternative to such U.S. GAAP measures.

Due to the shared nature of the distribution network, distribution expenses are not a specific charge to each segment but are instead allocated to each segment based primarily on operational metrics that correlate with changes in volume. Accordingly, distribution expenses allocated to each segment are highly interdependent on the results of other segments. Lower volume in any segment that is not offset by a reduction in distribution expenses can result in the other segments absorbing a larger share of distribution expenses. Conversely, higher volume in any segment can result in the other segments absorbing a smaller share of distribution expenses. The impact of this at the segment level is that the changes in distribution expense trends may not correspond with volume trends within a particular segment.

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

The Company approximates foreign currency effects by translating current year results at prior year average exchange rates. We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other
Year Ended December 31, 2016
Net sales	$3,047.4	$1,033.6	$2,854.2	$1,271.6	$119.8
Adjusted EBITDA	$76.8	$23.6	$221.2	$47.0	$(176.4)
Adjusted EBITDA as a % of net sales	2.5%	2.3%	7.7%	3.7%	*

Year Ended December 31, 2015
Net sales	$3,271.8	$1,215.5	$2,829.9	$1,289.3	$111.2
Adjusted EBITDA	$79.0	$34.7	$212.6	$41.7	$(186.0)
Adjusted EBITDA as a % of net sales	2.4%	2.9%	7.5%	3.2%	*

Year Ended December 31, 2014
Net sales	$2,956.1	$1,075.5	$2,259.4	$1,070.3	$45.2
Adjusted EBITDA	$55.4	$27.1	$157.0	$33.6	$(151.1)
Adjusted EBITDA as a % of net sales	1.9%	2.5%	6.9%	3.1%	*
* - not meaningful

Print

The table below presents selected data with respect to the Print segment:

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
(in millions)	2016	2015	2014	Increase (Decrease) %	Increase (Decrease) %
Net sales	$3,047.4	$3,271.8	$2,956.1	(6.9)%	10.7%
Adjusted EBITDA	$76.8	$79.0	$55.4	(2.8)%	42.6%
Adjusted EBITDA as a % of net sales	2.5%	2.4%	1.9%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2016 vs. 2015	2015 vs. 2014
Volume	$(225.2)	$(339.8)
Foreign currency	(9.2)	(20.0)
Price/Mix	10.0	27.5
Merger	—	656.9
Other	—	(8.9)
	$(224.4)	$315.7

Comparison of the Years Ended December 31, 2016 and December 31, 2015
The net sales decrease was primarily attributable to the continued erosion in sales volume from the secular decline in the paper industry as well as strategic decisions to exit certain unprofitable customer relationships.
The decline in Adjusted EBITDA was primarily due to lower sales volume and was partially offset by a $5.4 million reduction in selling and general administrative expenses resulting from a decrease in personnel costs,.

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

The Merger contributed $2.5 million to Adjusted EBITDA. Excluding the Merger, Adjusted EBITDA increased by $21.1 million. The improvement was driven primarily by (i) a $21.7 million impact attributable to cost of goods sold decreasing at a faster rate than sales, (ii) a $20.4 million decrease in personnel costs which included a $6.5 million decrease in commissions expense due to a change in sales commission allocations to the segments, (iii) a $19.0 million decrease in distribution expenses due to lower sales volume, (iv) a $3.0 million decrease in sales training programs and related project spend, (v) a $1.6 million decrease in facility expenses primarily attributable to rent and leases, (vi) a $1.5 million decrease in bad debt and (vii) a $1.5 million decrease in various other expenses. The improvement was partially offset by a $47.6 million reduction from the decline in sales volume. The change in the sales commission allocations also impacted the Packaging and Facility Solutions segments as described below.

Publishing

The table below presents selected data with respect to the Publishing segment:

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
(in millions)	2016	2015	2014	Increase (Decrease) %	Increase (Decrease) %
Net sales	$1,033.6	$1,215.5	$1,075.5	(15.0)%	13.0%
Adjusted EBITDA	$23.6	$34.7	$27.1	(32.0)%	28.0%
Adjusted EBITDA as a % of net sales	2.3%	2.9%	2.5%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2016 vs. 2015	2015 vs. 2014
Volume	$(192.5)	$(69.3)
Foreign currency	(0.2)	(1.7)
Price/Mix	10.8	(9.8)
Merger	—	232.7
Other	—	(11.9)
	$(181.9)	$140.0

Comparison of the Years Ended December 31, 2016 and December 31, 2015

The net sales decrease was primarily attributable to the continued erosion in sales volume from the secular decline in the paper industry.
The decline in Adjusted EBITDA was primarily due to lower sales volume and a $2.9 million decrease attributed to cost of products sold decreasing at a slower rate than net sales. These declines were partially offset by a $3.6 million decrease in commission expense due to lower sales volume.

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

The Merger contributed $6.4 million to Adjusted EBITDA. Excluding the Merger, Adjusted EBITDA increased by $1.2 million. Improvements were driven by (i) a $3.6 million increase from improved product mix, (ii) a $1.7 million decrease in personnel costs driven by a decline in commissions due to the decline in revenue and (iii) a $0.2 million decrease in distribution expenses. These improvements were partially offset by a $4.2 million reduction from the decline in sales volume.

Packaging

The table below presents selected data with respect to the Packaging segment:

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
(in millions)	2016	2015	2014	Increase (Decrease) %	Increase (Decrease) %
Net sales	$2,854.2	$2,829.9	$2,259.4	0.9%	25.3%
Adjusted EBITDA	$221.2	$212.6	$157.0	4.0%	35.4%
Adjusted EBITDA as a % of net sales	7.7%	7.5%	6.9%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2016 vs. 2015	2015 vs. 2014
Volume	$50.3	$13.0
Foreign currency	(21.8)	(33.4)
Price/Mix	(4.2)	25.1
Merger	—	570.7
Other	—	(4.9)
	$24.3	$570.5

Comparison of the Years Ended December 31, 2016 and December 31, 2015
The net sales increase was primarily attributable to an increase in sales of corrugated products.

The Adjusted EBITDA increase was primarily due to increased sales volume, and $3.4 million attributed to cost of products sold increasing at a slower rate than net sales. These improvements were partially offset by a $1.1 million increase in selling, general, and administrative personnel costs primarily attributable to the addition of new sales representatives.

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

Adjusted EBITDA increased by $43.1 million as a result of the Merger. Excluding the Merger, Adjusted EBITDA increased by $12.5 million due to (i) a $24.5 million impact attributable to cost of goods sold decreasing at a faster rate than sales that was partially driven by procurement synergies, (ii) a $2.1 million decrease in distribution expenses primarily attributable to decreases in third-party freight and fuel expenses and (iii) a $2.9 million increase from the improvement in sales volume. These improvements were partially offset by (i) a $11.2 million increase in selling and administrative personnel costs which was partially attributable to a $3.6 million increase in commission expense due to the change in the sales commission allocations to the segments, (ii) a $3.0 million decline due to the strengthening of the U.S. dollar and (iii) a $2.8 million increase in various other expenses.

Facility Solutions

The table below presents selected data with respect to the Facility Solutions segment.

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
(in millions)	2016	2015	2014	Increase (Decrease) %	Increase (Decrease) %
Net sales	$1,271.6	$1,289.3	$1,070.3	(1.4)%	20.5%
Adjusted EBITDA	$47.0	$41.7	$33.6	12.7%	24.1%
Adjusted EBITDA as a % of net sales	3.7%	3.2%	3.1%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2016 vs. 2015	2015 vs. 2014
Volume	$(5.6)	$(50.3)
Foreign currency	(9.2)	(23.3)
Price/Mix	(2.9)	5.9
Merger	—	288.0
Other	—	(1.3)
	$(17.7)	$219.0

Comparison of the Years Ended December 31, 2016 and December 31, 2015
The net sales decrease was primarily attributable to (i) foreign currency effects, (ii) strategic decisions to exit certain unprofitable customer relationships in 2015 and (iii) pricing pressure.

The Adjusted EBITDA improvement was primarily due to (i) a $2.3 million decrease in commissions due to lower sales volume, (ii) a $2.1 million improvement attributable to cost of products sold decreasing at a faster rate than net sales due to improved sourcing, (iii) a $0.7 million decrease in bad debt expense due to favorable collections experience and (iv) a $0.5 million reduction in selling and administrative personnel costs.

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

Adjusted EBITDA increased by $12.3 million as a result of the Merger. Excluding the Merger, Adjusted EBITDA decreased by $4.2 million due to (i) a $11.3 million decrease due to the reduction in sales volume, (ii) a $4.7 million increase in personnel costs, which was partially attributable to a $2.9 million increase in commission expense due to the change in the sales commission allocations to the segments and (iii) a $1.7 million increase in various other expenses. These drivers were partially offset by (i) an $8.7 million decrease in distribution expenses due to lower sales volumes and (ii) a $4.8 million impact attributable to cost of goods sold decreasing at a faster rate than sales.

Corporate & Other

Comparison of the Years Ended December 31, 2016 and December 31, 2015
Net sales increased $8.6 million, or 7.7%, due to continued growth in freight brokerage services.

The Adjusted EBITDA improvement was primarily due to (i) the $6.0 million recovery of commission advances and (ii) a $2.5 million decrease in corporate personnel costs mainly attributable to a reduction in incentive compensation.

Comparison of the Years Ended December 31, 2015 and December 31, 2014
The net sales increase is due to the net sales contribution of $50.5 million from the Merger and continued growth in logistics services.
Adjusted EBITDA decreased by $49.8 million as a result of the Merger. Excluding the Merger, Adjusted EBITDA improved by $14.9 million. This improvement was attributable to (i) a $12.9 million decrease in personnel costs driven by restructuring initiatives, (ii) a $4.6 million reduction in allocated expenses from International Paper and (iii) a $1.8 million increase due to higher logistics services sales. The improvement was partially offset by (i) a $1.4 million increase in outsourced services driven by the outsourcing of payroll services, (ii) a $0.8 million increase in distribution expenses and (iii) a $2.2 million increase in various other expenses.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility.     The following table sets forth a summary of cash flows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Net cash provided by (used for):
Operating activities	$140.2	$113.0	$5.0
Investing activities	(34.4)	(44.1)	19.9
Financing activities	(89.9)	(70.4)	23.0

Analysis of Cash Flows

The Company ended 2016 with $69.6 million in cash, an increase of $15.2 million during the year. The increase in cash was primarily due to improved cash flow from operating activities of $140.2 million in 2016, compared with $113.0 million in 2015. The factors driving the increase in cash flow from operating activities were: (i) a $69.9 million increase in accounts payable and related party payable, (ii) a $14.3 million increase in other operating activities and (iii) a $13.1 million reduction in inventories. The increase in cash from operating activities was partially offset by: (i) lower net income, (ii) a $40.9 million decrease in accrued payroll and benefits, (iii) a $14.7 million increase in accounts receivable and related party receivable, (iv) an $11.4 million increase in other current assets and (v) a $3.6 million decrease in other accrued liabilities. The Company also generated $18.9 million in positive cash flow from an increase in book overdrafts and $6.6 million related to proceeds from asset sales. The primary uses of cash during 2016 were: (i) $70.1 million of net repayments of revolving loan borrowings under the ABL Facility, (ii) $41.0 million of property and equipment additions, of which $25.5 million were integration-related capital expenditures and $15.5 million were ordinary capital expenditures, (iii) $19.9 million of payments under financing obligations to related parties, (iv) $13.6 million used to repurchase 0.31 million shares of Veritiv outstanding common stock, (v) $3.2 million for payments under capital lease obligations and (vi) $2.0 million for financing fees incurred in connection with an amendment to the ABL Facility.

The primary sources of cash during 2015 were: (i) higher net income compared to 2014, (ii) a $53.4 million reduction in accounts receivable and related party receivable, (iii) $10.5 million from an increase in accrued payroll and benefits and (iv) $3.1 million from other operating activities. The primary uses of cash during 2015 were: (i) a $62.0 million increase in inventories, (ii) $47.0 million of net repayments of revolving loan borrowings under the ABL Facility, (iii) $44.4 million of property and equipment additions, of which $29.4 million were integration-related capital expenditures and $15.0 million were ordinary capital expenditures, (iv) $13.8 million of payments under financing obligations to related parties, (v) an $8.4 million decrease in accounts payable and related party payable, (vi) a $7.1 million decrease in other accrued liabilities and (vii) $3.8 million in payments under capital lease obligations. Cash was also used for a $5.8 million decrease in book overdrafts.

The primary sources of cash during 2014 were: (i) $847.8 million in net borrowings on our ABL Facility, (ii) $31.8 million of net cash acquired in the Merger, (iii) a $28.2 million reduction in inventories, (iv) $19.9 million from an increase in accrued payroll and benefits, (v) $15.4 million from an increase in other accrued liabilities and (vi) $4.8 million in cash proceeds from asset sales. The primary uses of cash during 2014 were for: (i) $493.1 million of cash transfers to our former parent, (ii) a $303.9 million repayment of the Unisource Senior Credit Facility, (iii) a $44.5 million decrease in accounts payable and related party payable, (iv) $22.4 million of deferred financing fees, (v) a $21.8 million increase in other current assets, (vi) a $17.7 million increase in accounts receivable and related party receivable and (vii) $17.2 million of property and equipment additions.

Funding and Liquidity Strategy

The Spin-off and Merger transactions resulted in a new capital structure and additional sources of liquidity for Veritiv when compared to the historical capital structures of both xpedx and Unisource. In conjunction with the Spin-off and Merger, and to refinance the existing debt of Unisource, Veritiv entered into a $1.4 billion asset-based lending facility (the "ABL Facility"). The ABL Facility is comprised of U.S. and Canadian sub-facilities of $1,250.0 million and $150.0 million, respectively. The ABL Facility is available to be drawn in U.S. dollars, in the case of the U.S. sub-facilities, and in U.S. dollars or Canadian dollars, in the case of the Canadian sub-facilities, or in other currencies that are mutually agreeable. The Company's accounts receivable and inventories in the U.S. and Canada are collateral under the ABL Facility.

On August 11, 2016, the Company amended the ABL Facility to, among other things, extend the maturity date to August 11, 2021. All other significant terms remained consistent. The ABL Facility provides for the right of the individual lenders to extend the maturity date of their respective commitments and loans upon the request of Veritiv and without the consent of any other lenders. The ABL Facility may be prepaid at Veritiv's option at any time without premium or penalty and is subject to mandatory prepayment if the amount outstanding under the ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. The Company incurred and deferred $2.0 million of new financing fees associated with the amendment, which are reflected in other non-current assets in the Consolidated Balance Sheets, and will be amortized to interest expense on a straight-line basis over the amended term of the ABL Facility.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At December 31, 2016 the above test was not applicable and is not expected to be applicable in the next 12 months.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of December 31, 2016, the available additional borrowing capacity under the ABL Facility was approximately $429.9 million.

Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker’s acceptance rate or base rate plus a margin rate. At both December 31, 2016 and December 31, 2015, the weighted-average borrowing interest rate was 2.5%.

On November 23, 2016, the UWWH Stockholder, one of Veritiv's existing stockholders and the former parent company of Unisource, sold 1.76 million shares of Veritiv common stock in an underwritten public offering. Veritiv did not receive any of the proceeds. Concurrently with the closing of the offering, Veritiv repurchased 0.31 million of these offered shares from the underwriters at a price of $42.8625 per share, which is the price at which the underwriters purchased such shares from the selling stockholder, for an aggregate purchase price of approximately $13.4 million. In conjunction with these transactions, Veritiv incurred approximately $0.8 million in transaction-related fees, of which approximately $0.2 million was recorded as part of the cost to acquire the treasury stock and the remainder was included in selling and administrative expenses on the Consolidated and Combined Statements of Operations.

Veritiv's ability to fund its capital needs will depend on its ongoing ability to generate cash from operations, borrowings under the ABL Facility and funds received from capital markets offerings. If Veritiv's cash flows from operating activities are lower than expected, the Company will need to borrow under the ABL Facility and may need to incur additional debt or issue additional equity. Although management believes that the arrangements currently in place will permit Veritiv to finance its operations on acceptable terms and conditions, the Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy.

Veritiv's management expects that the Company's primary future cash needs will be for working capital, capital expenditures, contractual commitments and strategic investments. Additionally, management expects that cash provided by operating activities and available capacity under the ABL Facility will provide sufficient funds to operate the business and meet other liquidity needs.

Through December 31, 2016, the Company incurred approximately $193.9 million in costs and charges associated with achieving anticipated cost savings and other synergies from the Spin-off and Merger, including approximately $65.9 million for capital expenditures and $7.5 million related to the complete or partial withdrawal from various multi-employer pension plans. The Company anticipates that it will incur additional costs and charges associated with the Spin-off and Merger. The Company is not able to quantify the total amount of these costs and charges or the period in which they will be incurred as the operating plans affecting these costs are evolving and charges relating to withdrawal from multi-employer pension plans are uncertain. Excluding the multi-employer pension plan withdrawal charges, we currently anticipate that total costs associated with the Spin-off and Merger will be approximately $225 to $250 million over the five years following the Spin-off and Merger, including approximately $90 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. Ordinary capital expenditures for 2017 are expected to be in the range of $20.0 million to $30.0 million, with another $10.0 million to $20.0 million of integration-related capital expenditures during 2017.

All of the cash held by our non-U.S. subsidiaries is available for general corporate purposes. Veritiv considers the earnings of certain non-U.S. subsidiaries to be permanently invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and management's specific plans for reinvestment of those subsidiary earnings. The table below summarizes the Company's cash positions as of December 31, 2016 and 2015:

	As of December 31,
(in millions)	2016	2015
Cash held in the U.S.	$57.6	$43.3
Cash held in foreign subsidiaries	12.0	11.1
Total Cash	$69.6	$54.4

Off-Balance Sheet Arrangements
Veritiv does not have any off-balance sheet arrangements as of December 31, 2016, other than the operating lease obligations addressed below under "Contractual Obligations" and the letters of credit under the ABL Facility. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The table below summarizes the Company's contractual obligations as of December 31, 2016:

	Payment Due by Period
(in millions)	2017	2018 – 2019	2020 – 2021	After 2021	Total
Equipment capital lease obligations (1)	$3.5	$2.3	$0.9	$—	$6.7
Financing obligations to related party (1,2)	15.6	7.9	—	—	23.5
Other lease type obligations (3)	90.7	151.6	104.8	146.0	493.1
ABL Facility (4)	17.9	35.7	755.7	—	809.3
Deferred compensation (5)	2.7	5.0	4.4	11.0	23.1
TRA contingent liability (6)	8.5	17.8	12.5	44.8	83.6
Total	$138.9	$220.3	$878.3	$201.8	$1,439.3
(1) Equipment capital lease obligations and financing obligations to related party include amounts classified as interest.
(2) Financing obligations to related party will not result in cash payments in excess of amounts reported above. At the end of the lease term, the net remaining financing obligation of $168.4 million will be settled by the return of the assets to the Purchaser/Landlord.
(3) Amounts shown are presented net of contractual sublease rental income. Amounts shown include the current estimated payments related to the Greater Toronto Area facility which is currently under construction. See description below.
(4) The ABL Facility will mature and the commitments thereunder will terminate after August 11, 2021. Interest payments included here were estimated using a simple interest method based on the year-end December 31, 2016 ABL Facility outstanding balance of $726.9 million and its corresponding year-end weighted average interest rate of 2.5%. The 2021 payment amount shown above includes an estimated $726.9 million of principal balance.
(5) The deferred compensation obligation relates to Unisource's legacy deferred compensation plans and reflects gross cash payment amounts due.
(6) The TRA contingent liability reflects gross contingent obligation amounts excluding interest due to related party.

See Note 5, Note 7, Note 10 and Note 11 of the Notes to Consolidated and Combined Financial Statements for additional information related to these obligations.

During September 2015, Veritiv entered into a build-to-suit arrangement for a new facility in the Greater Toronto Area, thus allowing the Company to consolidate three operating locations into one facility. The Company expects to have access to the facility during the first quarter of 2017. Contractual payments will begin once the construction is complete. Expected contractual payments of approximately $40.8 million are included in the table above. The arrangement expires in April 2032. As of December 31, 2016 the Company recorded a non-current asset (reflected in property and equipment, net) and a corresponding non-current obligation (long-term debt, net of current maturities) in the Consolidated Balance Sheets for $19.1 million representing costs incurred to-date.

During the third and fourth quarters of 2016, the Company recorded undiscounted charges of $7.3 million and $2.5 million, respectively, related to the complete or partial withdrawal from various multi-employer pension plans. Of these charges, $7.5 million were recorded as part of the Company's restructuring efforts and $2.3 million were recorded as distribution expense as it was unrelated to restructuring efforts. See Note 3 of the Notes to Consolidated and Combined Financial Statements for additional information regarding these transactions. Final charges for these withdrawals will not be known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. Currently, the Company expects payments will occur over approximately a 20 year period. The Company expects to incur similar types of charges in future periods in connection with its ongoing restructuring activities.

The table above does not include future expected Company contributions to its pension plans nor does it include future expected payments related to the complete or partial withdrawals from various multi-employer pension plans. Information related to the amounts of these future payments is described in Note 10 of the Notes to Consolidated and Combined Financial Statements. The table above also excludes the liability for uncertain tax positions and for the Veritiv Deferred Compensation Savings Plan as the Company cannot predict with reasonable certainty the timing of future cash outflows associated with these liabilities.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to establish accounting policies and utilize estimates that affect both the amounts and timing of the recording of assets, liabilities, net sales and expenses. Some of these estimates require judgment about matters that are inherently uncertain. Different amounts would be reported under different operating conditions or under alternative assumptions.

The Company has evaluated the accounting policies used in the preparation of the accompanying Consolidated and Combined Financial Statements and related Notes and believes those policies to be reasonable and appropriate. Management believes that the accounting estimates discussed below are the most critical accounting policies whose application may have a significant effect on the reported results of operations and financial position of the Company and can require judgments by management that affect their application.

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

Sales transactions with customers are designated free on board ("f.o.b.") destination and revenue is recorded when the product is delivered to the customer’s delivery site, when title and risk of loss are transferred. Effective January 1, 2016, the Company harmonized its shipping terms to be f.o.b. destination. Prior to that date, revenue was recorded at the time of shipment for certain xpedx customers whose terms were designated f.o.b shipping point. Management determined that any shipments in transit at December 31, 2015 would honor the f.o.b. destination terms resulting in a reduction of $27.0 million and $1.8 million to net sales and operating income, respectively, for the year ended December 31, 2015.

Certain revenues are derived from shipments arranged by the Company made directly from a manufacturer to a customer. The Company is considered to be a principal to these transactions because, among other factors, it controls pricing to the customer and bears the credit risk of the customer defaulting on payment and is the primary obligor. Revenues from these sales are reported on a gross basis in the Consolidated and Combined Statements of Operations and amounted to $3.0 billion, $3.3 billion and $2.9 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

Merger and Integration Expenses

The Company's Consolidated and Combined Statements of Operations includes a line item titled, "Merger and Integration Expenses".  Merger and Integration Expenses is not a defined term in U.S. GAAP, thus management must use judgment in determining whether a particular expense should be classified as a merger and integration expense.  Management believes its accounting policy for merger and integration expenses is critical because these costs have been significant and will continue to be significant over the next few years, will generally involve cash expenditures, are not defined in U.S. GAAP, are excluded in determining compliance with the ABL Facility, and are excluded in determining management compensation.

Under Veritiv's accounting policy for merger and integration expenses, merger expenses include advisory, legal and other professional fees directly associated with the Merger. Integration expenses include professional services and project management fees, internally dedicated integration management resources, retention compensation, information technology conversion costs, certain termination benefits (including change-in-control bonuses), rebranding and other costs to integrate the combined businesses of xpedx and Unisource. See Note 3 of the Notes to Consolidated and Combined Financial Statements for a breakdown of the major components of these expenses.

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

If the financial condition of Veritiv's customers deteriorates, resulting in an inability to make required payments to the Company, or if economic conditions deteriorate, additional allowances may be deemed appropriate or required. If the allowance for doubtful accounts changed by 0.1% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.1 million.

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

At each measurement date, management determines the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments anticipated to be made under the plans. As of December 31, 2016, the weighted-average discount rates used to compute the benefit obligations were 3.76% and 3.85% for the U.S. and Canadian plans, respectively.

The expected long-term rate of return on plan assets is based upon the long-term outlook of the investment strategy as well as historical returns and volatilities for each asset class. Veritiv also reviews current levels of interest rates and inflation to assess the reasonableness of the long-term rates. The Company's pension plan investment objective is to ensure all of its plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate the pension expense for the year ended 2016 was 7.15% and 5.50% for the U.S. and Canadian plans, respectively.

The following illustrates the effects of a 1% change in the discount rate or return on plan assets on the 2016 net periodic pension cost and projected benefit obligation (in millions):

Assumption	Change	Net Periodic Benefit Cost	Projected Benefit Obligation
Discount rate	1% increase	$(0.2)	$(2.6)
	1% decrease	0.9	3.9
Return on plan assets	1% increase	(1.4)	N/A
	1% decrease	1.3	N/A

See Note 10 of the Notes to Consolidated and Combined Financial Statements for a comprehensive discussion of Veritiv's pension and post-retirement benefit expense, including a discussion of the actuarial assumptions, the policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components.

Recently Issued Accounting Standards

See Note 1 of the Notes to Consolidated and Combined Financial Statements for information regarding recently issued accounting standards.

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

Derivative Instrument

Borrowings under the ABL Facility bear interest at a variable rate, based on LIBOR or the prime rate, in either case plus an applicable margin. From time to time, Veritiv may use interest rate swap agreements to manage the variable interest rate characteristics on a portion of the outstanding debt. The Company evaluates its outstanding indebtedness, market conditions, and the covenants contained in the ABL Facility in order to determine its tolerance for potential increases in interest expense that could result from changes in variable interest rates. In July 2015, the Company entered into an interest rate cap agreement. The interest rate cap effectively limits the floating LIBOR-based portion of the interest rate. The interest rate cap expires on July 1, 2019. The initial notional amount of this agreement covered $392.9 million of the Company’s floating-rate debt at 3.0% plus the applicable credit spread. The Company paid $2.0 million for the interest rate cap agreement. Approximately $0.6 million of the amount paid represented transaction costs and was expensed immediately to earnings.

The Company designated the interest rate cap as a cash flow hedge of exposure to changes in cash flows due to changes in the LIBOR-based portion of the interest rate above 3.0% on an equivalent amount of debt. The notional amount of the cap is reduced throughout the term of the agreement to align with the expected repayment of the Company’s outstanding floating-rate debt.

At December 31, 2016, the fair value of the interest rate cap was $0.2 million. The amount expected to be reclassified from accumulated other comprehensive loss into earnings during the next 12 months is approximately $0.3 million. During 2016 the amount reclassified into earnings as an adjustment to interest expense was not significant.

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

Interest Rate Risk

Veritiv’s exposure to fluctuations in interest rates results primarily from its borrowings under the ABL Facility. Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker’s acceptance rate or base rate plus a margin rate. LIBOR based loans can be set for durations of one week, or for periods of one to nine months. The margin rate amount can be adjusted upward or downward based upon usage under the line in two increments of 25 basis points. Veritiv’s interest rate exposure under the ABL Facility results from changes in LIBOR, bankers’ acceptance rates, the prime/base interest rates and actual borrowings. The weighted-average borrowing interest rate at December 31, 2016 was 2.5%. Based on the average borrowings under the ABL Facility during the year ended December 31, 2016, a hypothetical 100 basis point increase in the interest rate would result in approximately $7.4 million of additional interest expense.

Foreign Currency Exchange Rate Risk

Veritiv conducts business in various foreign currencies and is exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. This exposure is primarily related to international assets and liabilities, whose value could change materially in reference to the U.S. dollar reporting currency.

Veritiv’s most significant foreign currency exposure primarily relates to fluctuations in the foreign exchange rate between the U.S. dollar and the Canadian dollar. Net sales from Veritiv’s Canadian operations for the year ended December 31, 2016 represented approximately 8% of Veritiv’s total net sales. Veritiv has not used foreign exchange currency options or futures agreements to hedge its exposure to changes in foreign exchange rates.

Fuel Price Risk

Due to the nature of Veritiv's distribution business, the Company is exposed to potential volatility in fuel prices. The cost of fuel affects the price paid for products as well as the costs incurred to deliver products to the Company's customers. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of the Company's control. Increased fuel costs may have a negative impact on the Company's results of operations and financial condition. In times of higher fuel prices, Veritiv may have the ability to pass a portion of the increased costs on to customers; however, there can be no assurance that the Company will be able to do so. Based on Veritiv's 2016 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would result in a potential increase of approximately $2.6 million in annual transportation fuel costs (excluding any amounts recovered from customers). Veritiv does not use derivatives to manage its exposure to fuel prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Veritiv Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Veritiv Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Veritiv Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 14, 2017

VERITIV CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales (including sales to related parties of $35.6, $33.6 and $42.7, respectively)	$8,326.6	$8,717.7	$7,406.5
Cost of products sold (including purchases from related parties of $224.9, $264.7 and $412.6, respectively) (exclusive of depreciation and amortization shown separately below)	6,826.4	7,160.3	6,180.9
Distribution expenses	505.1	521.8	426.2
Selling and administrative expenses	826.2	853.9	689.1
Depreciation and amortization	54.7	56.9	37.6
Merger and integration expenses	25.9	34.9	75.1
Restructuring charges	12.4	11.3	4.0
Operating income (loss)	75.9	78.6	(6.4)
Interest expense, net	27.5	27.0	14.0
Other expense, net	7.6	6.7	1.2
Income (loss) from continuing operations before income taxes	40.8	44.9	(21.6)
Income tax expense (benefit)	19.8	18.2	(2.1)
Income (loss) from continuing operations	21.0	26.7	(19.5)
(Loss) from discontinued operations, net of income taxes	—	—	(0.1)
Net income (loss)	$21.0	$26.7	$(19.6)

Earnings (loss) per share:
Basic
Continuing operations	$1.31	$1.67	$(1.61)
Discontinued operations	—	—	(0.01)
Basic earnings (loss) per share	$1.31	$1.67	$(1.62)

Diluted
Continuing operations	$1.30	$1.67	$(1.61)
Discontinued operations	—	—	(0.01)
Diluted earnings (loss) per share	$1.30	$1.67	$(1.62)

Weighted average shares outstanding:
Basic	15.97	16.00	12.08
Diluted	16.15	16.00	12.08

See accompanying Notes to Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$21.0	$26.7	$(19.6)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of $2.0 tax for 2015	(2.1)	(12.4)	(10.0)
Change in fair value of cash flow hedge, net of $0.1 and $0.3 tax, respectively	(0.2)	(0.5)	—
Pension liability adjustments, net of ($0.3), $0.3 and $3.4 tax, respectively	(1.7)	0.0	(7.4)
Other comprehensive income (loss)	(4.0)	(12.9)	(17.4)
Total comprehensive income (loss)	$17.0	$13.8	$(37.0)

See accompanying Notes to Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$69.6	$54.4
Accounts receivable, less allowances of $34.5 and $33.3, respectively	1,048.3	1,037.5
Related party receivable	3.9	3.9
Inventories	707.9	720.6
Other current assets	118.9	108.8
Total current assets	1,948.6	1,925.2
Property and equipment (net of depreciation and amortization of $292.8 and $263.0, respectively)	371.8	363.7
Goodwill	50.2	50.2
Other intangibles, net	21.0	30.2
Deferred income tax assets	61.8	73.3
Other non-current assets	30.3	34.3
Total assets	$2,483.7	$2,476.9
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$654.1	$565.1
Related party payable	9.0	10.7
Accrued payroll and benefits	84.4	120.5
Other accrued liabilities	102.5	100.4
Current maturities of long-term debt	2.9	2.8
Financing obligations to related party, current portion	14.9	14.7
Total current liabilities	867.8	814.2
Long-term debt, net of current maturities	749.2	800.5
Financing obligations to related party, less current portion	176.1	197.8
Defined benefit pension obligations	27.6	28.7
Other non-current liabilities	121.2	105.6
Total liabilities	1,941.9	1,946.8
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized, 16.0 million shares issued; shares outstanding - 15.7 million and 16.0 million at December 31, 2016 and 2015, respectively	0.2	0.2
Additional paid-in capital	574.5	566.2
Accumulated earnings (deficit)	19.7	(1.3)
Accumulated other comprehensive loss	(39.0)	(35.0)
Treasury stock at cost - 0.3 million shares in 2016	(13.6)	—
Total shareholders' equity	541.8	530.1
Total liabilities and shareholders' equity	$2,483.7	$2,476.9

See accompanying Notes to Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
Operating activities	2016	2015	2014
Net income (loss)	$21.0	$26.7	$(19.6)
(Loss) from discontinued operations, net of income taxes	—	—	(0.1)
Income (loss) from continuing operations	21.0	26.7	(19.5)
Depreciation and amortization	54.7	56.9	37.6
Amortization and write-off of deferred financing fees	5.6	4.4	2.2
Net losses (gains) on dispositions of property and equipment	(0.8)	0.5	(2.3)
Goodwill and long-lived asset impairment charges	7.7	5.9	—
Provision for allowance for doubtful accounts	2.2	7.4	12.8
Deferred income tax provision (benefit)	11.1	14.9	(9.7)
Stock-based compensation	8.3	3.8	4.3
Other non-cash items, net	3.7	2.0	1.6
Changes in operating assets and liabilities
Accounts receivable and related party receivable	(14.7)	53.4	(17.7)
Inventories	13.1	(62.0)	28.2
Other current assets	(11.4)	1.0	(21.8)
Accounts payable and related party payable	69.9	(8.4)	(44.5)
Accrued payroll and benefits	(40.9)	10.5	19.9
Other accrued liabilities	(3.6)	(7.1)	15.4
Other	14.3	3.1	(0.4)
Net cash provided by operating activities – continuing operations	140.2	113.0	6.1
Net cash used for operating activities – discontinued operations	—	—	(1.1)
Net cash provided by operating activities	140.2	113.0	5.0
Investing activities
Net cash acquired in Merger	—	—	31.8
Property and equipment additions	(41.0)	(44.4)	(17.2)
Proceeds from asset sales	6.6	0.3	4.8
Other	—	—	0.5
Net cash (used for) provided by investing activities	(34.4)	(44.1)	19.9
Financing activities
Net cash transfers to Parent	—	—	(60.3)
Change in book overdrafts	18.9	(5.8)	1.6
Transfer to Parent in connection with Spin-off	—	—	(432.8)
Repayment of Unisource Senior Credit Facility	—	—	(303.9)
Borrowings of long-term debt	4,555.8	4,661.9	3,142.2
Repayments of long-term debt	(4,625.9)	(4,708.9)	(2,294.4)
Payments under equipment capital lease obligations	(3.2)	(3.8)	(1.3)
Payments under financing obligations to related party	(19.9)	(13.8)	(6.8)
Deferred financing fees	(2.0)	—	(22.4)
Purchase of treasury stock	(13.6)	—	—
Net cash (used for) provided by financing activities – continuing operations	(89.9)	(70.4)	21.9
Net cash provided by financing activities – discontinued operations	—	—	1.1
Net cash (used for) provided by financing activities	(89.9)	(70.4)	23.0
Effect of exchange rate changes on cash	(0.7)	(1.7)	4.0
Net change in cash	15.2	(3.2)	51.9
Cash at beginning of period	54.4	57.6	5.7
Cash at end of period	$69.6	$54.4	$57.6
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$11.6	$1.9	$2.0
Cash paid for interest	20.6	21.7	11.5
Non-cash investing and financing activities
Common stock issued in connection with Spin-off	$—	$—	$277.9
Common stock issued in connection with Merger	—	—	284.7
Contingent liability associated with the Tax Receivable Agreement	—	—	58.8
Non-cash transfers to Parent	—	—	(26.0)
Non-cash additions to property and equipment	20.8	4.0	—
See accompanying Notes to Consolidated and Combined Financial Statements.

VERITIV CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock Issued		Additional Paid-in Capital	Parent Company Investment	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance at December 31, 2013	—	$—	$—	$784.3	$—	$(4.7)	—	$—	$779.6
Net income from January 1, 2014 to June 30, 2014	—	—	—	8.4	—	—	—	—	8.4
Net loss from July 1, 2014 to December 31, 2014	—	—	—	—	(28.0)	—	—	—	(28.0)
Other comprehensive loss	—	—	—	—	—	(17.4)	—	—	(17.4)
Net transfers to Parent	—	—	—	(82.0)	—	—	—	—	(82.0)
Conversion of Parent Company Investment in connection with Spin-off	8.2	0.1	710.6	(710.7)	—	—	—	—	—
Transfer to Parent in connection with Spin-off	—	—	(432.8)	—	—	—	—	—	(432.8)
Issuance of common stock for Merger	7.8	0.1	284.6	—	—	—	—	—	284.7
Balance at December 31, 2014	16.0	$0.2	$562.4	$—	$(28.0)	$(22.1)	—	$—	$512.5
Net income	—	—	—	—	26.7	—	—	—	26.7
Other comprehensive loss	—	—	—	—	—	(12.9)	—	—	(12.9)
Stock-based compensation	—	—	3.8	—	—	—	—	—	3.8
Balance at December 31, 2015	16.0	$0.2	$566.2	$—	$(1.3)	$(35.0)	—	$—	$530.1
Net income	—	—	—	—	21.0	—	—	—	21.0
Other comprehensive loss	—	—	—	—	—	(4.0)	—	—	(4.0)
Stock-based compensation	—	—	8.3	—	—	—	—	—	8.3
Treasury stock	—	—	—	—	—	—	(0.3)	(13.6)	(13.6)
Balance at December 31, 2016	16.0	$0.2	$574.5	$—	$19.7	$(39.0)	(0.3)	$(13.6)	$541.8

See accompanying Notes to Consolidated and Combined Financial Statements.

VERITIV CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business distributor of print, publishing, packaging and facility solutions. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger of International Paper Company’s ("International Paper" or "Parent") xpedx distribution solutions business ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource"). The Company operates from approximately 170 distribution centers primarily throughout the U.S., Canada and Mexico.

The Spin-off and Merger

On July 1, 2014 (the "Distribution Date"), International Paper completed the spin-off of xpedx to its shareholders (the "Spin-off"), forming a new public company called Veritiv. Immediately following the Spin-off, UWWH merged with and into Veritiv (the "Merger"). The primary reason for the business combination was to create a North American business-to-business distribution company with a broad geographic reach, an extensive product offering and a differentiated and leading service platform. The Merger has been reflected in Veritiv’s financial statements using the acquisition method of accounting, with Veritiv as the accounting acquirer of UWWH.

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

All significant intercompany transactions between Veritiv's businesses have been eliminated. All significant intercompany transactions between xpedx and International Paper have been included for the periods prior to the Spin-off and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated and Combined Statement of Cash Flows for the year ended December 31, 2014 as a financing activity.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, revenue recognition, accounts receivable valuation, inventory valuation, employee benefit plans, income tax contingency accruals and valuation allowances, multi-employer plan withdrawal liabilities and goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Estimates are revised as additional information becomes available.

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

Sales transactions with customers are designated free on board ("f.o.b.") destination and revenue is recorded when the product is delivered to the customer’s delivery site, when title and risk of loss are transferred. Effective January 1, 2016, the Company harmonized its shipping terms to be f.o.b. destination. Prior to that date, revenue was recorded at the time of shipment for certain xpedx customers whose terms were designated f.o.b shipping point. Management determined that any shipments in transit at December 31, 2015 would honor the f.o.b. destination terms resulting in a reduction of $27.0 million and $1.8 million to net sales and operating income, respectively, for the year ended December 31, 2015.

Certain revenues are derived from shipments arranged by the Company made directly from a manufacturer to a customer. The Company is considered to be a principal to these transactions because, among other factors, it controls pricing to the customer, bears the credit risk of the customer defaulting on payment and is the primary obligor. Revenues from these sales are reported on a gross basis in the Consolidated and Combined Statements of Operations and amounted to $3.0 billion, $3.3 billion and $2.9 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

Taxes collected from customers relating to product sales and remitted to governmental authorities are accounted for on a net basis. Accordingly, such taxes are excluded from both net sales and expenses.

Purchase Incentives and Customer Rebates

Veritiv enters into agreements with suppliers that entitle Veritiv to receive rebates, allowances and other discounts based on the attainment of specified purchasing levels or sales to certain customers. Purchase incentives are recorded as a reduction to inventory and recognized in cost of products sold when the sale occurs. During the year ended December 31, 2016, approximately 47% of the Company's purchases were made from ten suppliers.

Veritiv also enters into incentive agreements with its customers, which are generally based on sales to those same customers. Veritiv records estimated rebates to customers as a reduction to gross sales as customer revenue is recognized.

Distribution Expenses

Distribution expenses consist of storage, handling and delivery costs including freight to the Company's customers’ destination. Handling and delivery costs were $371.7 million, $380.5 million and $322.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Merger and Integration Expenses

Merger and integration expenses are expensed as incurred. Merger expenses include advisory, legal and other professional fees directly associated with the Merger. Integration expenses include professional services and project management fees, internally dedicated integration management resources, retention compensation, information technology conversion costs, certain termination benefits (including change-in-control bonuses), rebranding and other costs to integrate the combined businesses of xpedx and Unisource.

Accounts Receivable and Allowances

Accounts receivable are recognized net of allowances that primarily consist of allowance for doubtful accounts of $23.7 million and $24.2 million as of December 31, 2016 and 2015, respectively, with the remaining balance of $10.8 million and $9.1 million being comprised of other allowances as of December 31, 2016 and 2015, respectively. The allowance for doubtful accounts reflects the best estimate of losses inherent in the Company’s accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. The other allowances balance is inclusive of returns, discounts and any other items affecting the realization of these assets. Accounts receivable are written off when management determines they are uncollectible.

Below is a rollforward of the Company's accounts receivable allowances for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(in millions)	2016	2015	2014
Beginning balance, January 1	$33.3	$39.0	$22.7
Add / (Deduct):
Provision for bad debt expense	2.2	7.4	12.8
Net write-offs and recoveries	(6.7)	(13.1)	(9.8)
Other adjustments(1)	5.7	—	—
Purchase accounting adjustment	—	—	13.3
Ending balance, December 31	$34.5	$33.3	$39.0
(1) Other adjustments represent amounts reserved for returns and discounts, foreign currency translation adjustments and reserves for customer accounts where revenue is not recognized because collectability is not reasonably assured. Prior year amounts were not material.

Inventories

The Company's inventories are primarily comprised of finished goods and predominantly valued at cost as determined by the last-in first-out ("LIFO") method. Such valuations are not in excess of market. Elements of cost in inventories include the purchase price invoiced by a supplier, plus inbound freight and related costs and reduced by estimated volume-based discounts and early pay discounts available from certain suppliers. Approximately 87% and 88% of inventories were valued using the LIFO method as of December 31, 2016 and 2015, respectively. If the first-in, first-out method had been used, total inventory balances would be increased by approximately $71.3 million and $71.8 million at December 31, 2016 and 2015, respectively.

The Company reduces the value of obsolete inventory based on the difference between the LIFO cost of the inventory and the estimated market value using assumptions of future demand and market conditions. To estimate the net realizable value, the Company considers factors such as age of the inventory, the nature of the products, the quantity of items on-hand relative to sales trends, current market prices and trends in pricing, its ability to use excess supply in another channel, historical write-offs and expected residual values or other recoveries.

Veritiv maintains some of its inventory on a consignment basis in which the inventory is physically located at the customer's premises or a third-party warehouse. Veritiv had $47.3 million and $51.4 million of consigned inventory as of December 31, 2016 and 2015, respectively, valued on a LIFO basis, net of reserves.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and software amortization. Expenditures for replacements and major improvements are capitalized, whereas repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. The Company capitalizes certain computer software and development costs incurred in connection with developing or obtaining software for internal use. Costs related to the development of internal use software, other than those incurred during the application development stage, are expensed as incurred.

The components of property and equipment, net were as follows:

(in millions)	December 31,	December 31,
	2016	2015
Land, buildings and improvements	$132.0	$129.6
Machinery and equipment	131.1	123.6
Equipment capital leases and assets related to financing obligations with related party	215.5	224.5
Internal use software	151.0	135.0
Construction-in-progress	35.0	14.0
Less: Accumulated depreciation and software amortization	(292.8)	(263.0)
Property and equipment, net	$371.8	$363.7

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Land is not depreciated, and construction-in-progress ("CIP") is not depreciated until ready for service. Leased property and leasehold improvements are amortized on a straight-line basis over the lease term or useful life of the asset, whichever is less.

Depreciation and amortization for property and equipment, other than land and CIP, is based upon the following estimated useful lives:

Buildings	40 years
Leasehold improvements	1 to 20 years
Machinery and equipment	3 to 15 years
Equipment capital leases and assets related to financing obligations with related party	3 to 15 years
Internal use software	3 to 5 years

Depreciation and amortization expense, including the depreciation expense for equipment capital leases, assets related to financing obligations with related party and amortization expense of internal use software, totaled $51.3 million, $51.0 million and $32.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Accumulated depreciation on equipment capital leases and assets related to financing obligations with related party was $29.7 million and $20.1 million for the years ended December 31, 2016 and 2015, respectively.

Amortization expense of the internal use software was $17.5 million, $18.4 million and $11.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, unamortized internal use software costs, including amounts recorded in CIP, were $43.9 million and $45.0 million, respectively.

Upon retirement or other disposal of property and equipment, the cost and related amount of accumulated depreciation or accumulated amortization are eliminated from the asset and accumulated depreciation or accumulated amortization accounts, respectively. The difference, if any, between the net asset value and the proceeds is included in net income.

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

Goodwill is reviewed by Veritiv for impairment on a reporting unit basis annually on October 1st or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The testing of goodwill for possible impairment is a two-step process. In the first step, the fair value of a reporting unit is compared with its carrying value, including goodwill. If fair value exceeds the carrying value, goodwill is not considered to be impaired. If the fair value of a reporting unit is below the carrying value, then step two is performed to measure the amount of the goodwill impairment loss for the reporting unit. This analysis requires the determination of the fair value of all of the individual assets and liabilities of the reporting unit, including any currently unrecognized intangible assets, as if the reporting unit had been purchased on the analysis date. Once these fair values have been determined, the implied fair value of the unit’s goodwill is calculated as the excess, if any, of the fair value of the reporting unit determined in step one over the fair value of the net assets determined in step two. The carrying value of goodwill is then reduced to this implied value, or to zero if the fair value of the assets exceeds the fair value of the reporting unit, through a goodwill impairment charge. During the fourth quarter of 2015, the Company's annual goodwill impairment testing indicated that the implied value of the Facility Solutions goodwill was less than its carrying value. Accordingly, Veritiv recorded a $1.9 million impairment charge in selling and administrative expense relating to the Facility Solutions goodwill. See Note 4, Goodwill and Other Intangible Assets. No goodwill impairment charges were recorded during the years ended December 31, 2016 and 2014.

Intangible assets acquired in a business combination are recorded at fair value. The Company's intangible assets include customer relationships, trademarks and trade names and non-compete agreements. Intangible assets with finite useful lives are subsequently amortized using the straight-line method over the estimated useful lives of the assets. See the Impairment of Long-Lived Assets section below for the accounting policy related to the periodic review of long-lived intangible assets for impairment. During the third and fourth quarters of 2016, the Company recognized a total of $5.8 million in asset impairment charges related to its Print and Publishing & Print Management ("Publishing") segments' customer relationship intangible assets which was recorded in selling and administrative expenses. See Note 4, Goodwill and Other Intangible Assets. No intangible asset impairment charges were recorded during the years ended December 31, 2015 and 2014.

Impairment of Long-Lived Assets

Long-lived assets, including finite lived intangible assets, are tested for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. The Company assesses the recoverability of long-lived assets based on the undiscounted future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

For the year ended December 31, 2016, impairment charges of $1.9 million were recorded for certain long-lived assets that supported multiple segments. These charges were recorded as selling and administrative expense as they were not related to the Company's restructuring efforts. For the year ended December 31, 2015, impairment charges of $4.0 million were recorded for certain long-lived assets that supported multiple segments, with $0.7 million recorded as selling and administrative expense and $3.3 million recorded as restructuring expense. See Note 3, Merger, Integration and Restructuring Charges. No long-lived asset impairment charges were recorded during the year ended December 31, 2014.

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

The Company also makes contributions to multi-employer pension plans for its union employees covered by such plans. For these plans, the Company recognizes a liability only for any required contributions to the plans or surcharges imposed by the plans that are accrued and unpaid at the balance sheet date. The Company does not record an asset or liability to recognize the funded status of the plans. The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability as the final amount and timing is not assured.

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
See Note 11, Fair Value Measurements, for further detail.

Foreign Currency

The assets and liabilities of the foreign subsidiaries are translated from their respective local currencies to the U.S. dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive loss ("AOCL"). See Note 14, Shareholders' Equity, for further detail.

The revenues and expenses of the foreign subsidiaries are translated using the monthly average exchange rates during the year. The gains or losses from foreign currency transactions are included in other expense, net in the Consolidated and Combined Statements of Operations.

Treasury Stock

Common stock purchased for treasury is recorded at cost. Costs incurred by the Company that are associated with the acquisition of treasury stock are treated in a manner similar to stock issue costs and are added to the cost of the treasury stock.

Recently Issued Accounting Standards

Recently Issued Accounting Standards Not Yet Adopted
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606)
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.
January 1, 2018; early adoption date is no earlier than the annual period beginning after December 15, 2016
The initial analysis identifying areas that will be impacted by the new guidance included a review of a representative sample of existing revenue contracts with customers. Based on this initial analysis, areas requiring further analysis were identified and that analysis is ongoing. Those areas include accounting for customer rebates, principal/agent considerations, and bill and hold transactions. The Company has not made a decision on the method of adoption. We have not determined the effect of the new standard on our internal control over financial reporting or other changes in business practices and processes, but will do so during 2017. The Company plans to adopt this ASU on January 1, 2018.

ASU 2016-02, Leases (Topic 842)
The standard requires lessees to put most leases on their balance sheet, but recognize expenses in their statement of operations in a manner similar to current accounting guidance. The new standard also eliminates the current guidance related to real estate specific provisions. The guidance requires application on a modified retrospective basis.
January 1, 2019; early adoption is permitted
The Company anticipates that the adoption of the standard will have a material impact to its Consolidated Financial Statements and related disclosures as it will result in recording virtually all operating leases on the balance sheet as a lease obligation and right to use asset. The Company plans to adopt this ASU on January 1, 2019.

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)
The standard will replace the currently required incurred loss impairment methodology with guidance that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to be considered in making credit loss estimates. The guidance requires application on a modified retrospective basis. Other application requirements exist for specific assets impacted by a more-than-insignificant credit deterioration since origination.
		January 1, 2020; early adoption for fiscal years beginning after December 15, 2018	The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements and related disclosures. The Company plans to adopt this ASU on January 1, 2020.

Recently Issued Accounting Standards Not Yet Adopted (continued)
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2016-15, Statement of Cash Flows (Topic 230)
The standard addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance requires application on a retrospective basis.

		January 1, 2018; early adoption is permitted (early adoption requires the adoption of all amendments in the same period)	The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements and related disclosures. The Company plans to adopt this ASU on January 1, 2018.
ASU 2017-01, Business Combinations (Topic 805)
The standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance requires application on a prospective basis.
		January 1, 2018; early adoption is permitted	The Company plans to adopt this ASU on January 1, 2018.
ASU 2017-07, Compensation-Retirement Benefits (Topic 715)
The standard requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the income statement or capitalized in assets, by line item. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets) separately and exclude them from the subtotal of operating income. The standard also allows only the service cost component to be eligible for capitalization when applicable. The guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.
		January 1, 2018; early adoption is permitted as of the first interim period of an annual period for which interim or annual financial statements have not been issued	The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements and related disclosures. The Company plans to adopt this ASU on January 1, 2018.

Recently Adopted Accounting Standards
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2016-09, Compensation- Stock Compensation (Topic 718)
The standard was issued as part of the Financial Accounting Standards Board's simplification initiative. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including income tax consequences, award classification as either equity or liabilities, and classification on the statement of cash flows. The guidance required application on a prospective basis.

		January 1, 2017; early adoption is permitted	The Company adopted this ASU on January 1, 2016. The adoption did not materially impact its Consolidated Financial Statements or related disclosures.
ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)
The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update can be adopted either prospectively or retrospectively.
January 1, 2016
The Company adopted this ASU prospectively for all new transactions entered into or materially modified after January 1, 2016. The adoption did not materially impact its Consolidated Financial Statements or related disclosures.

ASU 2015-07, Fair Value Measurement (Topic 820) Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)
The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Although the investment is not categorized within the fair value hierarchy, a reporting entity shall provide the amount measured using the net asset value per share (or its equivalent) practical expedient to permit reconciliation of the fair value of investments included in the fair value hierarchy to the total plan asset fair value amounts. The amendments required application on a retrospective basis.
January 1, 2016
The Company adopted this ASU on January 1, 2016. Certain of the Company's Canadian pension plan assets, reported in prior years as Level 2 in the fair value hierarchy, have been removed from the fair value hierarchy and are now reported as reconciling items to total fair value of plan assets.

ASU 2015-11, Simplifying the Measurement of Inventory
The standard requires companies to measure inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This ASU will not apply to inventories measured by either the last-in first-out method or retail inventory method. The guidance requires application on a prospective basis.
January 1, 2017
The Company adopted this ASU on January 1, 2017. The adoption did not materially impact its Consolidated Financial Statements or related disclosures. For the year ended December 31, 2016, approximately 87% of the inventory balance was measured using LIFO.

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350)
The standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The guidance requires application on a prospective basis.
		January 1, 2020; early adoption is permitted	The Company adopted this ASU on January 1, 2017.

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

(Unaudited)	Year Ended December 31,
(in millions, except per share data)	2014
Net sales	$9,314.1
Net income	$22.7
Earnings per share – basic and diluted	$1.42
Weighted average shares outstanding – basic and diluted	16.00

The unaudited pro forma information reflects primarily the following pre-tax adjustments for the respective periods:

•	Merger and integration expenses: Merger and integration expenses of $75.1 million incurred during the year ended December 31, 2014 have been eliminated.

•
Incremental depreciation and amortization expense: Pro forma net income for the year ended December 31, 2014 includes $2.5 million of incremental depreciation and amortization expense related to the fair value adjustments to property and equipment and identifiable intangible assets.

A combined effective U.S. federal statutory and state rate of 39.0% was used to determine the after-tax impact on net income of the pro forma adjustments.

3. MERGER, INTEGRATION AND RESTRUCTURING CHARGES

The Company currently expects costs and charges associated with achieving anticipated cost savings and other synergies from the Spin-off and Merger (excluding charges relating to the complete or partial withdrawal from multi-employer pension plans, which are uncertain at this time), to be approximately $225 million to $250 million over a five-year period from the Distribution Date, including approximately $90 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning.

Merger and Integration Charges

During the year ended December 31, 2014, Veritiv incurred merger and integration expenses related primarily to: advisory, legal and other professional fees directly associated with the Merger, retention compensation, certain termination benefits (including change-in-control bonuses), information technology conversion costs, rebranding and other costs to integrate the combined businesses of xpedx and Unisource. During the years ended December 31, 2016 and 2015, Veritiv incurred costs and charges related primarily to: professional services and project management fees, internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding costs and other costs to integrate the combined businesses of xpedx and Unisource. The following table summarizes the components of merger and integration expenses:

	Year Ended December 31,
(in millions)	2016	2015	2014
Integration management	$8.3	$—	$—
Retention compensation	2.5	10.8	37.9
Information technology conversion costs	6.3	7.4	2.9
Rebranding	2.4	6.1	0.4
Legal, consulting and other professional fees	2.3	7.8	29.7
Other	4.1	2.8	4.2
Total merger and integration expenses	$25.9	$34.9	$75.1

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

The Company recorded estimated restructuring charges of $12.4 million, $11.3 million and $5.1 million during the years ended December 31, 2016, 2015 and 2014, respectively, related to these initiatives. See Note 17, Segment Information, for the impact these charges had on the Company's reportable segments. During the third and fourth quarters of 2016, the Company recorded charges of $7.3 million and $2.5 million, respectively, related to the complete or partial withdrawal from various multi-employer pension plans. Of these charges, $7.5 million was recorded as part of the Company's restructuring efforts and $2.3 million was recorded as distribution expense as it was unrelated to restructuring efforts. Final charges for these withdrawals will not be known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. Currently, the Company expects payments will occur over approximately a 20 year period. The Company expects to incur similar types of charges in future periods in connection with its ongoing restructuring activities. Other direct costs reported in the table below include facility closing costs, estimated multi-employer pension plan withdrawal charges and other incidental costs associated with the development, communication, administration and implementation of these initiatives. The following is a summary of the Company's restructuring activity for the periods presented:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2014	$3.7	$0.2	$3.9
Costs incurred	4.3	2.9	7.2
Payments	(6.3)	(2.7)	(9.0)
Balance at December 31, 2015	1.7	0.4	2.1
Costs incurred	3.5	11.0	14.5
Payments	(3.4)	(3.4)	(6.8)
Balance at December 31, 2016	$1.8	$8.0	$9.8

In addition, for the years ended December 31, 2016 and 2015, the Company recognized a $2.1 million net non-cash gain from property sales and a $4.1 million net non-cash loss from asset impairments, respectively.

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

The restructuring plan identified locations to be affected and a time range for specific actions. There were no locations closed in 2014 under this plan. xpedx recorded restructuring income of $1.1 million for the year ended December 31, 2014 related to these closures. Direct costs reported in the table below primarily include other minor costs related to these initiatives which were offset by the gain on the sale of fixed assets. The income and charges were as follows:

Year Ended December 31,
(in millions)	2014
Facility costs	$0.3
Severance	0.2
Gain on sale of fixed assets	(1.6)
Total	$(1.1)

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2016, the net goodwill balance was $50.2 million. The following table sets forth the changes in the carrying amount of goodwill during 2015 and 2016:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Balance at December 31, 2014:
Goodwill	$265.4	$50.5	$44.3	$59.0	$6.2	$425.4
Accumulated impairment losses	(265.4)	(50.5)	—	(57.1)	—	(373.0)
Net goodwill 2014	—	—	44.3	1.9	6.2	52.4
2015 Activity:
Purchase accounting adjustment	—	—	(0.2)	—	(0.1)	(0.3)
Impairment of goodwill	—	—	—	(1.9)	—	(1.9)
Balance at December 31, 2015:
Goodwill	265.4	50.5	44.1	59.0	6.1	425.1
Accumulated impairment losses	(265.4)	(50.5)	—	(59.0)	—	(374.9)
Net goodwill 2015	—	—	44.1	—	6.1	50.2
2016 Activity:
Goodwill acquired	—	—	—	—	—	—
Impairment of goodwill	—	—	—	—	—	—
Balance at December 31, 2016:
Goodwill	265.4	50.5	44.1	59.0	6.1	425.1
Accumulated impairment losses	(265.4)	(50.5)	—	(59.0)	—	(374.9)
Net goodwill 2016	$—	$—	$44.1	$—	$6.1	$50.2

There were no goodwill impairment charges for the year ended December 31, 2016, as the estimated fair values of Veritiv's segments that have goodwill substantially exceeded their carrying values. As part of the Company's annual goodwill impairment testing during the fourth quarter of 2015, a $1.9 million goodwill impairment was identified and recorded as selling and administrative expense for the Facility Solutions segment.

Other Intangible Assets

The components of the Company's other intangible assets were as follows:

	December 31, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$23.6	$4.0	$19.6	$55.0	$26.7	$28.3
Trademarks/Trade names	2.7	1.3	1.4	4.1	2.2	1.9
Non-compete agreements	—	—	—	3.1	3.1	—
Total	$26.3	$5.3	$21.0	$62.2	$32.0	$30.2

During the year ended December 31, 2016, the Company recognized $2.8 million and $3.0 million in asset impairment charges related to its Print and Publishing segments' customer relationship intangible assets, respectively, which was recorded in selling and administrative expenses.

Upon retirement or full impairment of the intangible asset, the cost and related amount of accumulated amortization are eliminated from the asset and accumulated amortization accounts, respectively.

The Company recorded amortization expense of $3.4 million, $5.9 million and $4.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Total
2017	$2.1
2018	2.1
2019	1.9
2020	1.6
2021	1.6

5. DEBT

The Company's long-term debt obligations were as follows:

(in millions)	December 31, 2016	December 31, 2015
ABL Facility	$726.9	$795.5
Equipment capital lease and other obligations (1)	25.2	7.8
Total debt	752.1	803.3
Less: current portion of long-term debt	(2.9)	(2.8)
Long-term debt, net of current maturities	$749.2	$800.5
    (1) As of December 31, 2016 and 2015, includes $19.1 million and $0.7 million, respectively, related to the Toronto build-to-suit arrangement described more fully in Note 7, Leases.

ABL Facility

In conjunction with the Spin-off and Merger, and to refinance existing debt of Unisource, Veritiv entered into a $1.4 billion asset-based lending facility (the "ABL Facility"). The ABL Facility is comprised of U.S. and Canadian sub-facilities of $1,250.0 million and $150.0 million, respectively. The ABL Facility is available to be drawn in U.S. dollars, in the case of the U.S. sub-facilities, and in U.S. dollars or Canadian dollars, in the case of the Canadian sub-facilities, or in other currencies that are mutually agreeable. The Company's accounts receivable and inventories in the U.S. and Canada are collateral under the ABL Facility.

On August 11, 2016, the Company amended the ABL Facility to, among other things, extend the maturity date to August 11, 2021. All other significant terms remained consistent. The ABL Facility provides for the right of the individual lenders to extend the maturity date of their respective commitments and loans upon the request of Veritiv and without the consent of any other lenders. The ABL Facility may be prepaid at Veritiv's option at any time without premium or penalty and is subject to mandatory prepayment if the amount outstanding under the ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At December 31, 2016 the above test was not applicable.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of December 31, 2016, the available additional borrowing capacity under the ABL Facility was approximately $429.9 million.

Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker’s acceptance rate or base rate plus a margin rate. At December 31, 2016 and December 31, 2015, the weighted-average borrowing interest rate was 2.5%.

Financing and other related costs incurred in connection with the ABL Facility are reflected in other non-current assets in the Consolidated Balance Sheets and are amortized over the ABL Facility term. In conjunction with the ABL

Facility amendment noted above, the Company recognized a charge of $1.9 million to interest expense, net, in the Consolidated and Combined Statements of Operations, for the write-off of a portion of the previously deferred financing costs associated with lenders in the original ABL Facility that exited the amended ABL Facility. In addition, the Company incurred and deferred $2.0 million of new financing costs associated with this transaction, reflected in other non-current assets in the Consolidated Balance Sheets, which will be amortized to interest expense on a straight-line basis over the amended term of the ABL Facility. For the years ended December 31, 2016, 2015 and 2014, interest expense, net in the Consolidated and Combined Statements of Operations included $5.6 million, $4.4 million and $2.2 million, respectively, of amortization and write-off of deferred financing fees.

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

This interest rate exposure is actively monitored by management, and in July 2015, the Company entered into an interest rate cap agreement. The interest rate cap effectively limits the floating LIBOR-based portion of the interest rate. The effective date of the interest rate cap agreement was July 31, 2015 with an expiration date of July 1, 2019. The initial notional amount of this agreement covered $392.9 million of the Company’s floating-rate debt at 3.0% plus the applicable credit spread. The Company paid $2.0 million for the interest rate cap agreement. Approximately $0.6 million of the amount paid represented transaction costs and was expensed immediately to earnings. As of December 31, 2016 and December 31, 2015, the interest rate cap agreement had a fair value of $0.2 million and $0.6 million, respectively, classified within other non-current assets on the Consolidated Balance Sheets. The fair value is estimated using observable market-based inputs including interest rate curves and implied volatilities (Level 2).

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

A cash flow hedge refers to hedging the exposure to variability in expected future cash flows attributable to a particular risk. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCL until reclassified into earnings in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion, if any, is immediately recognized in earnings. The ineffective portion was not significant for the years ended December 31, 2016 and 2015 respectively.

For the years ended December 31, 2016 and 2015, the Company recognized an after-tax loss of $0.2 million and $0.5 million, respectively, in other comprehensive income associated with the interest rate cap. There were no reclassifications from AOCL into earnings for the years ended December 31, 2016 and 2015. The amount the Company expects to reclassify from AOCL into earnings within the following twelve months is approximately $0.3 million.

7. LEASES

Lease Commitments

Future minimum lease payments at December 31, 2016 were as follows:

	Financing Obligations to Related Party and Equipment Capital Leases	Operating Leases and Other Lease Type Obligations (1)
(in millions)		Lease Obligations	Sublease Income	Total
2017	$19.1	$91.1	$(0.4)	$90.7
2018	9.2	82.3	(0.3)	82.0
2019	1.0	69.8	(0.2)	69.6
2020	0.7	58.2	—	58.2
2021	0.2	46.6	—	46.6
Thereafter	—	146.0	—	146.0
	30.2	494.0	(0.9)	493.1
Amount representing interest	(1.5)	—	—	—
Total future minimum lease payments	$28.7	$494.0	$(0.9)	$493.1
(1) Amounts shown include the current estimated payments related to the Greater Toronto Area facility which is currently under construction. See description below.

During September 2015, Veritiv entered into a build-to-suit arrangement for a new facility in the Greater Toronto Area, thus allowing the Company to consolidate three operating locations into one facility. The Company expects to have access to the facility during the first quarter of 2017. As of December 31, 2016 and December 31, 2015, the Company recorded a non-current asset (reflected in property and equipment, net) and a corresponding non-current obligation (long-term debt, net of current maturities) in the Consolidated Balance Sheet for $19.1 million and $0.7 million, respectively, representing costs incurred to-date. Contractual payments will begin once the construction is complete. Expected contractual payments of approximately $40.8 million are included in the table above. The arrangement expires in April 2032.
Financing Obligations to Related Party
In connection with Bain Capital Fund VII, L.P.’s acquisition of its 60% interest in UWWH on November 27, 2002, Unisource transferred 40 of its U.S. warehouse and distribution facilities (the "Properties") to Georgia-Pacific who then sold 38 of the Properties to an unrelated third-party (the "Purchaser/Landlord"). Contemporaneously with the sale, Georgia-Pacific entered into lease agreements with the Purchaser/Landlord with respect to the individual 38 Properties and concurrently entered into sublease agreements with Unisource, which are set to expire in June 2018. As a result of certain forms of continuing involvement, these transactions did not qualify for sale-leaseback accounting. Accordingly, the leases were classified as financing transactions. As of December 31, 2016, the Company has formally exited three of these Properties. At the end of the lease term, the net remaining financing obligation of $168.4 million will be settled by the return of the assets to the Purchaser/Landlord.

The lease and sublease agreements also include rent schedules and escalation clauses throughout the lease and sublease terms. Subject to certain conditions, the Company has the right to sublease any of the Properties. Under the terms of the lease and sublease agreements, Georgia-Pacific and the Company are responsible for all costs and expenses associated with the Properties, including the operation, maintenance and repair, taxes and insurances. Currently, the Company leases from Georgia-Pacific two remaining Properties that are directly owned by Georgia-Pacific and has classified them as capital or operating leases in accordance with the accounting guidance.

In April 2016, Veritiv assumed ownership of a warehouse and distribution facility located in Austin, Texas that was subleased from Georgia-Pacific. The Company exercised its right of first refusal and matched a $5.4 million offer from an unrelated third party to purchase the facility directly from the owner. This transaction was accounted for as a settlement of the financing obligation related to the facility. Accordingly, Veritiv recognized a $1.3 million loss on the transaction, which is reflected in other expense, net, on the Consolidated and Combined Statements of Operations.

Operating Leases

Certain properties and equipment are leased under cancelable and non-cancelable agreements. The Company recorded rent expense of $108.1 million, $106.2 million and $92.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8. INCOME TAXES

As described in Note 1, Business and Summary of Significant Accounting Policies, Veritiv was formed through a merger of International Paper Company's xpedx division and UWWH, the parent company of Unisource, on July 1, 2014. Accordingly, the tax provision included for the periods prior to July 1, 2014 include only the financial results of xpedx presented on a carve-out basis from International Paper’s historical accounting records. For periods subsequent to July 1, 2014, the tax provision presents the consolidated results of Veritiv on a stand-alone basis.

The Company is subject to federal, state and local income taxes in the United States, as well as income taxes in Canada, Mexico and other foreign jurisdictions. The domestic (United States) and foreign components of the Company's income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Domestic (United States)	$27.6	$46.6	$(19.0)
Foreign	13.2	(1.7)	(2.6)
Income (loss) from continuing operations before income taxes	$40.8	$44.9	$(21.6)

Income tax expense (benefit) in the Consolidated and Combined Statements of Operations consisted of the following:

	Year Ended December 31,
(in millions)	2016	2015	2014
Current Provision:
U.S. Federal	$3.6	$—	$5.0
U.S. State	1.5	1.7	0.9
Foreign	3.6	1.6	1.7
Total current income tax expense	$8.7	$3.3	$7.6

Deferred, net:
U.S. Federal	$9.6	$14.8	$(8.3)
U.S. State	1.9	0.5	(1.2)
Foreign	(0.4)	(0.4)	(0.2)
Total deferred, net	$11.1	$14.9	$(9.7)
Provision for income tax expense (benefit)	$19.8	$18.2	$(2.1)

Reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Income (loss) from continuing operations before income taxes	$40.8	$44.9	$(21.6)
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Tax expense using statutory U.S. income tax rate	$14.3	$15.7	$(7.6)
Foreign income tax rate differential	(1.1)	0.2	0.3
State tax (net of federal benefit)	2.8	1.6	(0.3)
Non-deductible expenses	2.3	1.5	1.6
Tax Receivable Agreement change in fair value	1.6	0.7	0.6
Foreign exchange loss (a)	—	(1.2)	—
Transaction costs	—	—	1.6
Change in valuation allowance - U.S. Federal and State (b)	—	(0.8)	—
Change in valuation allowance - Foreign	(0.5)	1.7	2.0
Other	0.4	(1.2)	(0.3)
Income tax provision (benefit)	$19.8	$18.2	$(2.1)
Effective income tax rate	48.5%	40.5%	9.7%
(a) Recognition of a U.S. tax benefit with respect to a foreign exchange loss on the capitalization of an intercompany loan with the Company's Canadian subsidiary.
(b) Increase in Section 382 limitation resulting from recognition of built-in gains.

Deferred income tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Deferred income tax assets:
Accrued compensation	$17.7	$0.1	$20.4	$—
Capital lease obligations to related party	77.5	0.8	83.8	0.6
Goodwill and other intangibles, net	4.6	—	4.3	—
Long-term compensation	21.2	3.8	18.4	4.2
Net operating losses and credit carryforwards	74.1	13.6	85.9	10.8
Allowance for doubtful accounts	11.9	—	11.5	0.1
Other	3.5	0.8	1.7	0.7
Gross deferred income tax assets	210.5	19.1	226.0	16.4
Less valuation allowance	(6.5)	(18.1)	(6.3)	(15.5)
Total deferred tax asset	204.0	1.0	219.7	0.9
Deferred income tax liabilities:
Property and equipment, net	(86.7)	—	(92.0)	—
Inventory reserve	(48.2)	—	(49.5)	—
Other	(8.3)	—	(5.8)	—
Total deferred tax liability	(143.2)	—	(147.3)	—
Net deferred income tax asset	$60.8	$1.0	$72.4	$0.9

Deferred income tax asset valuation allowance is as follows:

(in millions)	U.S.	Non-U.S.	Total
Balance at December 31, 2014	$26.1	$15.7	$41.8
Additions	—	2.5	2.5
Subtractions	(19.8)	—	(19.8)
Currency translation adjustments	—	(2.7)	(2.7)
Balance at December 31, 2015	6.3	15.5	21.8
Additions	0.2	3.4	3.6
Subtractions	—	(0.9)	(0.9)
Currency translation adjustments	—	0.1	0.1
Balance at December 31, 2016	$6.5	$18.1	$24.6

The Merger resulted in a significant change in the ownership of the Company, which, pursuant to the Internal Revenue Code Section 382, imposes annual limits on the Company’s ability to utilize its U.S. federal and state net operating loss carryforwards ("NOLs"). The Company’s NOLs will continue to be available to offset taxable income (until such NOLs are either utilized or expire) subject to the Section 382 annual limitation. This limitation is increased for built-in gains recognized within a 60-month period following the ownership change to the extent of total unrealized built-in gains. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years.

In general, it is the practice and intention of Veritiv to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2016, Veritiv’s tax basis exceeded its financial reporting basis in certain investments in non-U.S. subsidiaries. The Company does not believe these temporary differences will reverse in the foreseeable future and, therefore, no deferred tax asset has been recognized with respect to these basis differences. Additionally, U.S. income tax has not been recognized on the excess of the amount of financial reporting basis over the tax basis of investments in non-U.S. subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or under certain other circumstances. The amount of such temporary differences totaled $30.7 million as of December 31, 2016. If recorded, the estimated income and withholding tax liability associated with these temporary differences is approximately $10.2 million. The estimated tax liability may be reduced by foreign tax credits upon repatriation.

Veritiv applies a "more likely than not" threshold to the recognition and de-recognition of uncertain tax positions. A change in judgment related to prior years' uncertain tax positions is recognized in the period of such change.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. Total gross unrecognized tax benefits as of December 31, 2016, 2015 and 2014, as well as activity within each of the years, was not material.

In the U.S., Veritiv is generally subject to examination by the Internal Revenue Service ("IRS") for fiscal years 2013 and later and certain states for fiscal years 2012 and later; however, it may be subject to IRS and state tax authority adjustments for years prior to 2012 to the extent of losses or other tax attributes carrying forward from the earlier years. Unisource Canada remains subject to examination by the Canadian Revenue Agency and certain provinces for fiscal years 2012 and later.

As of December 31, 2016, Veritiv has federal, state and foreign income tax NOLs available to offset future taxable income, of $187.3 million, $180.4 million and $52.4 million, respectively, which will expire at various dates from 2017 through 2035, with the exception of certain foreign NOLs that do not expire but have a full valuation allowance.

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

•
Tax Receivable Agreement: The Tax Receivable Agreement sets forth the terms by which Veritiv generally will be obligated to pay the UWWH Stockholder an amount equal to 85% of the U.S. federal, state and Canadian income tax savings that Veritiv actually realizes as a result of the utilization of Unisource's net operating losses attributable to taxable periods prior to the date of the Merger. For purposes of the Tax Receivable Agreement, Veritiv’s income tax savings will generally be computed by comparing Veritiv’s actual aggregate U.S. federal, state and Canadian income tax liability for taxable periods (or portions thereof) beginning after the date of the Merger to the amount of Veritiv’s aggregate U.S. federal, state and Canadian income tax liability for the same periods had Veritiv not been able to utilize Unisource's net operating losses attributable to taxable periods prior to the date of the Merger. Veritiv will pay to the UWWH Stockholder an amount equal to 85% of such tax savings, plus interest at a rate of LIBOR plus 1.00%, computed from the earlier of the date that Veritiv files its U.S. federal income tax return for the applicable taxable year and the date that such tax return is due (without extensions) until payments are made. Under the Tax Receivable Agreement, the UWWH Stockholder will not be required to reimburse Veritiv for any payments previously made if such tax benefits are subsequently disallowed or adjusted (although future payments under the Tax Receivable Agreement would be adjusted to the extent possible to reflect the result of such disallowance or adjustment). The Tax Receivable Agreement will be binding on and adapt to the benefit of any permitted assignees of the UWWH Stockholder and to any successors to any of the parties of the Tax Receivable Agreement to the same extent as if such permitted assignee or successor had been an original party to the Tax Receivable Agreement. In January 2017, Veritiv paid $8.7 million to the UWWH Stockholder for the utilization of pre-merger NOLs in its 2015 federal and state tax returns.

On November 23, 2016, the UWWH Stockholder sold 1.76 million shares of Veritiv common stock in an underwritten public offering. Concurrently with the closing of the offering, Veritiv repurchased 0.31 million of these offered shares from the underwriters at a price of $42.8625 per share, which is the price at which the underwriters purchased such shares from the selling stockholder, for an aggregate purchase price of approximately $13.4 million. In conjunction with these transactions, Veritiv incurred approximately $0.8 million in transaction-related fees, of which approximately $0.2 million was capitalized as part of the cost to acquire the treasury stock with the remainder included in selling and administrative expense, on the Consolidated and Combined Statements of Operations.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and related private placement, Georgia-Pacific, as joint owner of the sole stockholder of UWWH, is a related party from July 1, 2014 through the date of this report. The following table summarizes the financial impact of these related party transactions with Georgia Pacific:

	Year Ended December 31,
(in millions)	2016	2015	2014
Sales to Georgia-Pacific, reflected in net sales	$35.6	$33.6	$18.4
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	$224.9	$264.7	$136.1

Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$24.8	$25.2
Related party payable to Georgia-Pacific	$9.0	$10.7
Related party receivable from Georgia-Pacific	$3.9	$3.9

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

Year Ended December 31,
(in millions)	2014
Sales to International Paper, reflected in net sales	$24.3
Purchases of inventory from International Paper, recognized in cost of products sold	$276.5

Parent Company Investment

The components of net transfers to Parent for the year ended December 31, 2014 were as follows:

Year Ended December 31,
(in millions)	2014
Intercompany sales and purchases, net	$255.4
Cash pooling and general financing activities	(322.5)
Corporate allocations including income taxes	34.7
Net adjustments in conjunction with the Spin-off	(49.6)
Total net transfers to International Paper	$(82.0)

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

Allocation of General Corporate Expenses

Prior to the Spin-off, the xpedx financial statements included expense allocations for certain functions previously provided by International Paper, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses were allocated on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount, sales or other measures. Prior to the Spin-off, $25.5 million of expenses were allocated to xpedx and were included within selling and administrative expenses in the Consolidated and Combined Statements of Operations for the year ended December 31, 2014.

Separation Agreements with Former Unisource CEO

Effective as of the Distribution Date, Allan R. Dragone, Jr. ceased to be the Chief Executive Officer of Unisource and became a member of Veritiv’s Board of Directors. Under his then existing employment agreement with Unisource, Mr. Dragone was entitled to receive severance benefits, subject to his execution and non-revocation of a general release of claims against Unisource, the Company and International Paper. Under a Separation and Non-Competition Agreement entered into between the Company and Mr. Dragone as of June 30, 2014 (the "Separation Agreement"), Mr. Dragone received an additional $3.0 million in severance pay and agreed to be bound by the restrictive covenants set forth in the Separation Agreement. For the year ended December 31, 2014, the Company recognized $5.4 million in expense related to Mr. Dragone's employment agreement and the Separation Agreement, which is reflected in merger and integration expenses in the Consolidated and Combined Statements of Operations. As part of his employment agreement, Mr. Dragone exercised his right to sell his personal residence to the Company. The Company completed the purchase of the residence for $4.6 million and subsequently sold the residence for $4.6 million during 2015.

10. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

Veritiv sponsors qualified defined contribution plans covering its employees in the U.S. and Canada. The defined contribution plans allow eligible employees to contribute a portion of their salary to the plans and Veritiv makes matching contributions to participant accounts on a specified percentage of employee deferrals as determined by the provisions of each plan. During the years ended December 31, 2016 and 2015, Veritiv's contributions to these plans totaled $19.6 million and $19.0 million, respectively.

In conjunction with the Merger, Veritiv assumed responsibility for Unisource's defined contribution retirement plans in the U.S. and Canada. Veritiv’s total contribution to these plans was $2.4 million for the year ended December 31, 2014.

Prior to the Spin-off, certain employees of xpedx participated in defined contribution plans sponsored by International Paper. International Paper's matching contributions to the plans totaled approximately $8.9 million for the year ended December 31, 2014. After the Spin-off, xpedx employees in the U.S. commenced participating in the Veritiv Retirement Savings Plan ("401(k) Plan") (formerly known as the Unisource plan). The assets of the xpedx employees under International Paper plans were transferred to the 401(k) Plan. For the year ended December 31, 2014, Veritiv's matching contributions to this plan totaled $5.6 million.

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

Effective January 1, 2015, the Company adopted the Veritiv Deferred Compensation Savings Plan which provides for the deferral of salaries, commissions or bonuses of eligible non-union employees. Under this plan, eligible participants may elect to defer up to 85% of their base salary, commissions and annual incentive bonus. The amounts deferred are credited to notional investment accounts selected by participants. At the time a deferral election is made, participants elect to receive payout of the deferred amounts upon termination of employment in the form of a lump sum or equal annual installments ranging from two to ten years. Currently, Veritiv does not make matching contributions to this plan.

The liabilities associated with these plans are summarized in the table below.

Deferred Compensation Liability

(in millions)	December 31, 2016	December 31, 2015
Other accrued liabilities	$2.7	$2.8
Other non-current liabilities	21.6	19.6
Total liabilities	$24.3	$22.4

Defined Benefit Plans

At December 31, 2016 and 2015, Veritiv did not maintain any active defined benefit plans for its non-union employees.

Certain of xpedx’s employees participated in defined benefit pension and other post-retirement benefit plans sponsored and accounted for by International Paper. In conjunction with the Spin-off, the above plans were frozen for the xpedx employees, and International Paper retained the associated liabilities. Certain xpedx union employees were added as participants to the Unisource's defined benefit pension plan. The amount of net pension and other post-employment benefit expense attributable to xpedx related to the International Paper sponsored plans was $8.0 million for the year ended December 31, 2014.

Unisource sponsored a defined benefit pension plan for its non-union and union employees and a Supplemental Executive Retirement Plan ("SERP") for certain highly compensated employees. On September 26, 2013, the U.S. defined benefit pension plan received actuarial certification that eligible U.S. non-union participants were permitted to receive lump sum payments for their full cash balance accounts. Expected benefit payments in the U.S. plan assume that vested terminated participants will take lump sum payments at retirement age. Union employees continue to accrue benefits under the U.S. defined benefit pension plan in accordance with their collective bargaining agreements.

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

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit plans and SERP in the U.S. and Canada. Except as discussed above, these plans were frozen prior to the Merger.

Benefit Obligations and Funded Status

The following table provides information about Veritiv's U.S. and Canadian defined benefit pension and SERP plans:

	Year Ended December 31,
	2016		2015
(in millions)	U.S.	Canada	U.S.	Canada
Accumulated benefit obligation, end of year	$89.7	$71.9	$89.0	$68.2

Change in projected benefit obligation:
Benefit obligation, beginning of year	$89.0	$76.0	$93.7	$89.4
Service cost	0.7	0.3	0.8	0.2
Interest cost	3.4	3.1	3.2	3.2
Actuarial (gain) loss	—	2.2	(3.4)	1.6
Benefits paid	(3.4)	(4.8)	(5.2)	(4.0)
Settlements	—	—	(0.1)	—
Foreign exchange adjustments	—	2.2	—	(14.4)
Projected benefit obligation, end of year	$89.7	$79.0	$89.0	$76.0

Change in plan assets:
Plan assets, beginning of year	$74.4	$61.6	$80.2	$66.4
Employer contributions	—	3.1	0.1	3.5
Investment returns	5.9	3.1	0.3	6.3
Benefits paid	(3.4)	(4.8)	(5.2)	(4.0)
Administrative expenses paid	(1.0)	—	(0.9)	—
Settlements	—	—	(0.1)	—
Foreign exchange adjustments	—	1.9	—	(10.6)
Plan assets, end of year	$75.9	$64.9	$74.4	$61.6
Underfunded status, end of year	$(13.8)	$(14.1)	$(14.6)	$(14.4)

Balance Sheet Positions

	Year Ended December 31,
	2016		2015
(in millions)	U.S.	Canada	U.S.	Canada
Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liabilities	$0.1	$0.2	$0.1	$0.2
Defined benefit pension obligations	13.7	13.9	14.5	14.2
Net liability recognized	$13.8	$14.1	$14.6	$14.4

	Year Ended December 31,
	2016		2015
(in millions)	U.S.	Canada	U.S.	Canada
Amounts not yet reflected in net periodic benefit cost and included in AOCL consist of:
Net loss, net of tax	$5.7	$3.4	$6.2	$1.2

Net Periodic Cost

Total net periodic benefit cost associated with the defined benefit pension and SERP plans is summarized below:

	Year Ended December 31,
	2016		2015		2014
(in millions)	U.S.	Canada	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$1.7	$0.3	$1.6	$0.2	$0.8	$0.1
Interest cost	3.4	3.1	3.2	3.2	1.7	1.9
Expected return on plan assets	(5.0)	(3.5)	(5.2)	(3.3)	(3.1)	(1.9)
Amortization of net loss	0.1	0.2	—	—	—	—
Net periodic benefit cost (credit)	$0.2	$0.1	$(0.4)	$0.1	$(0.6)	$0.1

Changes to funded status recognized in other comprehensive (income) loss:
Net loss (gain) during year, net of tax	$(0.5)	$2.2	$1.0	$(1.0)	$5.2	$2.2

Amounts are generally amortized from AOCL over the expected future working lifetime of active plan participants. The amount Veritiv expects to amortize from AOCL into net periodic pension cost in 2017 is not significant.

Fair Value of Plan Assets

U.S. and Canada pension plan assets are primarily invested in broad-based mutual funds and pooled funds comprised of U.S. and non-U.S. equities, U.S. and non-U.S. high-quality and high-yield fixed income securities, and short-term interest bearing securities or deposits.

The underlying investments of the U.S. plan assets are valued using quoted prices in active markets (Level 1). The underlying investments of the Canada plan assets in equity and fixed income securities are measured at fair value using the Net Asset Value ("NAV") provided by the administrator of the fund and the Company has the ability to redeem such assets at the measurement date or within the near term without redemption restrictions. In accordance with ASU 2015-07, "Fair Value Measurement (Topic 820)", investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The following tables present Veritiv’s plan assets using the fair value hierarchy which is reconciled to the amounts presented for the total pension benefit plan assets as of December 31:

As of December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Investments – U.S.:
Equity securities	$50.0	$50.0	$—	$—
Fixed income securities	25.7	25.7	—	—
Cash and short-term securities	0.2	0.2	—	—
Total	$75.9	$75.9	$—	$—

As of December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Investments – Canada:
Cash and short-term securities	$0.3	$0.3	$—	$—
Investments measured at NAV:
Equity securities	43.8
Fixed income securities	20.8
Total	$64.9	$0.3	$—	$—

As of December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Investments – U.S.:
Equity securities	$48.4	$48.4	$—	$—
Fixed income securities	25.8	25.8	—	—
Cash and short-term securities	0.2	0.2	—	—
Total	$74.4	$74.4	$—	$—

As of December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Investments – Canada:
Cash and short-term securities	$0.6	$0.6	$—	$—
Investments measured at NAV:
Equity securities	41.1
Fixed income securities	19.9
Total	$61.6	$0.6	$—	$—

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

* Cash and Short-term Securities: Cash and cash equivalents consist of U.S. and foreign currencies. Foreign currencies are reported in U.S. dollars based on currency exchange rates readily available in active markets. Short-term securities are valued at the net asset value of units held at year end.

The weighted-average asset allocations of invested assets within Veritiv’s defined benefit pension plans were as follows:

As of December 31, 2016			Asset Allocation Range
(in millions)	U.S.	Canada	U.S.	Canada
Equity securities	$50.0	$43.8	55 - 75%	50 - 70%
Fixed income securities	25.7	20.8	20 - 40%	30 - 50%
Cash and short-term securities	0.2	0.3	0 - 10%	0 - 5%
Total	$75.9	$64.9

As of December 31, 2015			Asset Allocation Range
(in millions)	U.S.	Canada	U.S.	Canada
Equity securities	$48.4	$41.1	55 - 75%	50 - 70%
Fixed income securities	25.8	19.9	20 - 40%	30 - 50%
Cash and short-term securities	0.2	0.6	0 - 10%	0 - 5%
Total	$74.4	$61.6

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

The following table presents significant weighted-average assumptions used in computing the benefit obligations:

	Year Ended December 31,
	2016		2015
	U.S.	Canada	U.S.	Canada
Discount rate	3.76%	3.85%	4.05%	4.00%
Rate of compensation increases	N/A	3.00%	N/A	3.00%

The following table presents significant weighted-average assumptions used in computing net periodic benefit cost:

	Year Ended December 31,
	2016		2015
	U.S.	Canada	U.S.	Canada
Discount rate	4.05%	4.00%	3.75%	4.00%
Rate of compensation increases	N/A	3.00%	N/A	3.00%
Expected long-term rate of return on assets	7.15%	5.50%	7.15%	5.50%

Cash Flows

Veritiv expects to contribute $0.1 million and $3.7 million to its U.S. and Canadian defined benefit pension and SERP plans, respectively, during 2017. Future benefit payments under the defined benefit pension and SERP plans are estimated as follows:

(in millions)	U.S.	Canada
2017	$6.5	$2.5
2018	5.1	2.6
2019	5.0	2.7
2020	5.2	2.8
2021	5.2	2.9
2022-2026	28.9	17.3

Multi-employer Plans

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s multi-employer plans. Veritiv's contributions were $3.7 million, $3.9 million and $3.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. It is reasonably possible that changes to Veritiv employees covered under these plans might result in additional contribution obligations. Any such obligations would be governed by the specific agreement between Veritiv and any such plan. Veritiv's contributions did not represent more than 5% of total contributions to any multi-employer plans for the years ended December 31, 2016, 2015 and 2014. At the date these Consolidated and Combined Financial Statements were issued, Forms 5500 were not available for the plan years ending in 2016 and 2015.

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

During the third and fourth quarters of 2016, the Company recorded undiscounted charges of $7.3 million and $2.5 million, respectively, related to the complete or partial withdrawal from various multi-employer pension plans. Of these amounts, $7.5 million were recorded as part of the Company's restructuring efforts and $2.3 million were recorded as distribution expense as it was unrelated to restructuring efforts. See Note 3, Merger, Integration and Restructuring Charges, for additional information regarding these transactions. The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability. Approximately $9.8 million was recorded in other non-current liabilities in the Consolidated Balance Sheets at December 31, 2016 for the Company's estimated withdrawal liability. Final charges for these withdrawals will not be known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. Currently, the Company expects payments will occur over an approximate 20 year period. The Company expects to incur similar types of charges in future periods in connection with its ongoing restructuring activities.

Veritiv’s participation in the multi-employer plans for the year ended December 31, 2016 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number and the three-digit plan number, if applicable. The Pension Protection Act zone listed below is based on the latest information Veritiv received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. There were no changes in the status of any zones in 2016. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s).

Pension Fund	EIN/Pension Plan No.	Pension Protection Act Zone Status	FIP/RP Status Pending/Implemented	Veritiv's Contributions			Surcharge Imposed	Expiration Date(s) of Collective Bargaining Agreement(s)
				2016	2015	2014
Western Conference of Teamsters Pension Trust Fund (1)	916145047/001	Green	No	$1.7	$1.7	$1.5	No	9/30/2016 - 3/31/2020
Central States, Southeast & Southwest Areas Pension Fund (2)	366044243/001	Red	Implemented	0.3	0.4	0.3	Yes	11/30/2016 & 7/31/2018
Teamsters Pension Plan of Philadelphia & Vicinity	231511735/001	Yellow	Implemented	0.4	0.4	0.3	Yes	3/31/2018 & 7/31/2018
Graphic Arts Industry Joint Pension Trust	521074215/001	Red	Implemented	—	0.1	0.1	Yes	6/16/2020
New England Teamsters & Trucking Industry Pension	046372430/001	Red	Implemented	0.5	0.4	0.5	Yes	9/30/2017 & 11/30/2017
Western Pennsylvania Teamsters and Employers Pension Plan	256029946/001	Red	Implemented	0.3	0.3	0.2	Yes	3/31/2017 & 3/31/2019
Contributions for individually significant plans				3.2	3.3	2.9
Contributions to other multi-employer plans				0.5	0.6	0.3
Total contributions				$3.7	$3.9	$3.2
(1) As of December 31, 2016, there were 16 collective bargaining units participating in the Western Conference of Teamsters Pension Trust. As of December 31, 2016, four were then in negotiations.
(2) As of December 31, 2016, there were four collective bargaining units participating in the Central States, Southeast & Southwest Areas Pension Fund. As of December 31, 2016, none were then in negotiations.

11. FAIR VALUE MEASUREMENTS

At December 31, 2016 and 2015, the carrying amounts of cash, receivables, payables and other components of other current assets and other current liabilities approximate their fair value due to the short maturity of these items.

Borrowings under the ABL Facility are at variable market interest rates, and accordingly, the carrying amount approximates fair value.

The fair value of the interest rate cap was derived from a discounted cash flow analysis based on the terms of the agreement and Level 2 data for the forward interest rate curve adjusted for the Company’s credit risk. See Note 6, Derivative Instrument, Hedging Activities and Risk Management, for additional information on the interest rate cap agreement.

The fair value analysis for the goodwill and long-lived asset impairments described in Note 4, Goodwill and Other Intangible Assets, and Note 1, Business and Summary of Significant Accounting Policies, respectively, relied upon both Level 2 data (publicly observable data such as market interest rates, the Company’s stock price, the stock prices of peer companies and the capital structures of peer companies) and Level 3 data (internal data such as the Company’s operating and cash flow projections). For the year ended December 31, 2016, the Company recognized $5.8 million in intangible asset impairment charges related to its Print and Publishing segments' customer relationship intangible assets, included in selling and administrative expenses, on the Consolidated and Combined Statements of Operations. The impairments were determined after review of the segments' trended revenues and estimated cash flows (Level 3). As a result, the entire carrying values were deemed impaired. For the year ended December 31, 2015, the Company recognized a $1.9 million goodwill impairment charge for its Facility Solutions segment and $3.3 million in asset impairment charges related to property, plant and equipment disposed of as part of its restructuring efforts. The goodwill impairment charge is included in selling and administrative expense and the property, plant and equipment impairment charge is included in restructuring charges on the Consolidated and Combined Statements of Operations. For the year ended December 31, 2016, there were no impairments charged to restructuring expense. The Company has on occasion recognized other minor impairments when warranted as part of its normal review of long-lived assets, and these impairments are included in selling and administrative expenses on the Consolidated and Combined Statements of Operations. Total goodwill and long-lived asset impairments for the years ended December 31, 2016 and 2015 were $7.7 million and $5.9 million, respectively. There were no asset impairments in 2014.

At December 31, 2016, 2015 and 2014, the pension plan assets were primarily comprised of mutual funds and pooled funds. The underlying investments of these funds were valued using either quoted prices in active markets or valued as of the most recent trade date. See Note 10, Employee Benefits Plans, for further detail.

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the Tax Receivable Agreement at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the Tax Receivable Agreement is a Level 3 measurement which relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company’s projected revenues, taxable income and assumptions about the utilization of Unisource’s net operating losses, attributable to taxable periods prior to the Merger, by the Company). The amount payable under the Tax Receivable Agreement is contingent on the Company generating a certain level of taxable income prior to the expiration of the NOL carryforwards. Moreover, future trading of Company stock by significant shareholders may result in additional ownership changes as defined under Section 382 of the Internal Revenue Code, further limiting the use of Unisource's NOLs and the amount ultimately payable under the Tax Receivable Agreement. The contingent liability is remeasured at fair value at each reporting period with the change in fair value recognized in other expense, net on the Consolidated and Combined Statements of Operations. At December 31, 2016, the Company remeasured the contingent liability using a discount rate of 4.7% (Moody's daily long-term corporate BAA bond yield). See Note 9, Related Party Transactions, for further discussion of the Tax Receivable Agreement.

The following table provides a reconciliation of the beginning and ending balance of the contingent liability for the year ended December 31, 2016:

(in millions)	Contingent Liability
Balance at December 31, 2014	$60.5
Purchase accounting adjustment	0.6
Change in fair value adjustment recorded in other expense, net	1.9
Balance at December 31, 2015	63.0
Change in fair value adjustment recorded in other expense, net	4.9
Balance at December 31, 2016	$67.9

There have been no transfers between the fair value measurement levels for the years ended December 31, 2016 and 2015. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

12. SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Other Current Assets

The components of other current assets were as follows:

(in millions)	December 31,	December 31,
	2016	2015
Rebates receivable	$62.3	$57.0
Prepaid expenses	26.1	23.4
Other	30.5	28.4
Other current assets	$118.9	$108.8

Other Non-Current Assets

The components of other non-current assets were as follows:

(in millions)	December 31,	December 31,
	2016	2015
Deferred financing costs	$11.9	$15.3
Investments in real estate joint ventures	6.0	5.8
Below market leasehold agreements	4.7	5.3
Other	7.7	7.9
Other non-current assets	$30.3	$34.3

Accrued Payroll and Benefits

The components of accrued payroll and benefits were as follows:

(in millions)	December 31,	December 31,
	2016	2015
Accrued payroll and related taxes	$26.0	$28.7
Accrued commissions	21.8	39.3
Accrued incentive plans	33.1	49.1
Other	3.5	3.4
Accrued payroll and benefits	$84.4	$120.5

Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(in millions)	December 31,	December 31,
	2016	2015
Accrued taxes	$9.1	$13.7
Accrued customer incentives	23.3	24.0
Accrued freight	13.9	11.5
Accrued professional fees	7.3	10.0
Tax Receivable Agreement contingent liability	8.5	7.4
Other	40.4	33.8
Other accrued liabilities	$102.5	$100.4

Other Non-Current Liabilities

The components of other non-current liabilities were as follows:

(in millions)	December 31,	December 31,
	2016	2015
Tax Receivable Agreement contingent liability	$59.4	$55.6
Deferred compensation	21.6	19.6
Straight-line rent	15.7	12.2
Above market leasehold agreements	3.1	4.5
Other, including multi-employer pension plan withdrawals	21.4	13.7
Other non-current liabilities	$121.2	$105.6

13. EARNINGS (LOSS) PER SHARE

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

The calculation of basic and diluted earnings per share for the years ended December 31, 2016 and 2015 utilized 15.97 million shares and 16.00 million shares for basic, respectively, and 16.15 million shares and 16.00 million for dilutive, respectively, issued and outstanding based on the weighted average shares outstanding during this period, with the weighted average shares outstanding for the diluted earnings per share having been adjusted for potentially dilutive shares.

During 2016 and 2015, the Company granted equity-based awards to certain of its employees.

See Note 15, Equity-Based Incentive Plans, for additional information.

A reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations is as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Numerator:
Income (loss) from continuing operations	$21.0	$26.7	$(19.5)
(Loss) from discontinued operations, net of income taxes	—	—	(0.1)
Net income (loss)	$21.0	$26.7	$(19.6)

Denominator:
Weighted average number of shares outstanding – basic	15.97	16.00	12.08
Weighted average number of shares outstanding – diluted	16.15	16.00	12.08

Earnings (loss) per share:
Basic
Continuing operations	$1.31	$1.67	$(1.61)
Discontinued operations	—	—	(0.01)
Basic earnings (loss) per share	$1.31	$1.67	$(1.62)

Diluted
Continuing operations	$1.30	$1.67	$(1.61)
Discontinued operations	—	—	(0.01)
Diluted earnings (loss) per share	$1.30	$1.67	$(1.62)

Antidilutive stock-based awards excluded from computation of diluted earnings per share	0.06	0.10	N/A
Performance stock-based awards excluded from computation of diluted earnings per share because performance conditions had not been met	0.20	0.16	N/A

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

Common Stock

Shares Outstanding: On the Distribution Date, 8.16 million shares of Veritiv common stock were distributed on a pro rata basis to the International Paper shareholders of record as of the close of business on June 20, 2014. Furthermore, the UWWH Stockholder received 7.84 million shares of Veritiv common stock for all outstanding shares of UWWH common stock that it held on the Distribution Date. Following these distributions, Veritiv had 16.00 million shares of common stock issued and outstanding. On November 23, 2016, the UWWH Stockholder sold 1.76 million shares of Veritiv common stock in an underwritten public offering. See the "Treasury Stock" section of this footnote below for additional information. There were 15.69 million shares of common stock outstanding at December 31, 2016.

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

Preferred Stock

Subject to the provisions of the Amended and Restated Certificate of Incorporation, the Board of Directors of Veritiv is authorized to provide for the issuance of up to 10.00 million shares of preferred stock in one or more series. The Board of Directors may fix the number of shares constituting any series and determine the designation of the series, the dividend rates, rights of priority of dividend payment, the voting powers (if any) of the shares of the series, and the preferences and relative participating, optional and other rights, if any, and any qualifications, limitations or restrictions, applicable to the shares of such series. No preferred stock was issued and outstanding as of December 31, 2016.

Treasury Stock

In conjunction with the November 2016 UWWH Stockholder offering and related Veritiv stock repurchase, Veritiv incurred approximately $0.8 million in transaction-related fees, of which approximately $0.2 million was capitalized as part of the cost to acquire the treasury stock with the remainder included in selling and administrative expense on the Consolidated and Combined Statements of Operations. The Company may repurchase additional shares in the future, however, there is currently no share repurchase authorization plan approved by the Company's Board of Directors.

Accumulated Other Comprehensive Loss

Comprehensive income (loss) is reported in the Consolidated and Combined Statements of Comprehensive Income (Loss) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income (loss). AOCL consisted of the following:

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL

Balance at December 31, 2014	$(14.7)	$(7.4)	$—	$(22.1)
Unrealized net losses arising during the period	(11.9)	—	(0.5)	(12.4)
Amounts reclassified from AOCL	(0.5)	—	—	(0.5)
Net current period other comprehensive loss	(12.4)	—	(0.5)	(12.9)
Balance at December 31, 2015	(27.1)	(7.4)	(0.5)	(35.0)
Unrealized net losses arising during the period	(2.1)	(1.8)	(0.2)	(4.1)
Amounts reclassified from AOCL	—	0.1	—	0.1
Net current period other comprehensive loss	(2.1)	(1.7)	(0.2)	(4.0)
Balance at December 31, 2016	$(29.2)	$(9.1)	$(0.7)	$(39.0)

Veritiv's Swedish operations were liquidated in December 2015, which resulted in a $0.5 million reclassification of foreign currency translation adjustments from AOCL into restructuring charges in the Consolidated and Combined Statements of Operations. For the years ended December 31, 2016 and 2014, there were no similar reclassifications from AOCL into earnings.

15. EQUITY-BASED INCENTIVE PLANS

Veritiv Omnibus Incentive Plan

Veritiv's 2014 Omnibus Incentive Plan (the "2014 Plan") provides for the grant of deferred share units ("DSUs"), restricted stock units ("RSUs"), performance condition share units ("PCSUs"), and market condition performance share units ("MCPSUs"), among other awards. A total of 2.08 million shares of Veritiv common stock may be issued under the 2014 Plan, subject to certain adjustment provisions. As of December 31, 2016, there were approximately 1.1 million shares available to be granted to any employee, director or consultant of Veritiv or a subsidiary of Veritiv. Grants are made at the discretion of the Compensation and Leadership Development Committee of the Company's Board of Directors.

Deferred Share Units

The Company grants DSUs to its non-employee directors. Each DSU is the economical equivalent of one share of Veritiv's common stock. The DSUs were fully vested and non-forfeitable as of the grant date and are payable following the individual's termination of service as a Veritiv director. The DSUs granted in 2014 and 2015 are payable in cash and the DSUs granted in 2016 are settled in stock. The cash-settled DSUs are classified as a non-current liability and are remeasured at each reporting date, with a corresponding adjustment to compensation expense. At December 31, 2016 there were approximately 55,100 DSUs outstanding with a fair value of $3.0 million. At December 31, 2015, there were approximately 43,500 DSUs outstanding with a fair value of $1.5 million. The Company recognized $0.6 million and $0.7 million in expense related to these units for the years ended December 31, 2016 and 2015, respectively.

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

A summary of activity related to non-vested RSUs is presented below:

(units in thousands)	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2014	—	$—
Granted	66	$51.28
Vested	(1)	$51.87
Forfeited	(6)	$51.87
Non-vested at December 31, 2015	59	$51.21
Granted	98	$36.43
Vested	(1)	$47.71
Forfeited	(10)	$41.35
Non-vested at December 31, 2016	146	$42.05

The total fair value of RSUs that vested during the year was not significant.

Performance Condition Share Units

PCSUs are awarded to key employees annually and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The PCSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of PCSUs. The PCSUs are divided into three tranches, and each tranche is earned based on the achievement of an annual Adjusted EBITDA target which is set at the beginning of each of the three years in the vesting period. The Company defines Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring charges, stock-based compensation expense, LIFO (income) expense, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges, merger and integration expenses, loss from discontinued operations, net of income taxes, fair value adjustments on the contingent liability associated with the Tax Receivable Agreement and certain other adjustments. Compensation expense for each tranche is recognized ratably from the date the fair value is determined to the vesting date for the number of awards expected to vest.

A summary of activity related to non-vested PCSUs is presented below:

(units in thousands)	Number of PCSUs	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2014	—	$—
Granted	166	$43.86	(1)
Shares earned or lost based on actual performance	8	$51.28
Vested	—	$—
Forfeited	(15)	$51.87
Non-vested at December 31, 2015	159	$51.23
Granted	244	$36.43	(2)
Shares earned or lost based on actual performance	(22)	$36.43
Vested	—	$—
Forfeited	(26)	$41.49
Non-vested at December 31, 2016	355	$42.14
(1) Represents weighted average grant date fair value for the 2015 and 2016 tranches.
(2) Represents weighted average grant date fair value for the 2016 tranche.

Market Condition Performance Share Units

MCPSUs are awarded to key employees annually and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The MCPSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of MCPSUs. The MCPSUs are divided into three tranches and each tranche is earned based on the achievement of a total shareholder return ("TSR") target relative to the TSR of an applicable peer group over the 1-, 2- and 3-year cumulative periods in the vesting period. The weighted average grant date fair value of the MCPSUs is determined using a Monte Carlo simulation model. Assumptions used in the 2016 and 2015 models included a 25.0% expected volatility rate and a 1.1% risk-free interest rate. The expected volatility rate is based on the historical volatility over the most recent period equal to the vesting period. Given Veritiv’s limited trading history, an average of the peer group volatility was used for the portion of the historical period prior to the Merger and Veritiv’s actual historical volatility was used for the portion of the period after the Merger. The risk-free interest rate is based on the yield on U.S. Treasury securities matching the vesting period. Compensation expense is recognized ratably from the grant date to the vesting date.

A summary of activity related to non-vested MCPSUs is presented below:

(units in thousands)	Number of MCPSUs	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2014	—	$—
Granted	100	$62.59
Shares earned or lost based on actual performance	0	$62.59
Vested	—	$—
Forfeited	(9)	$63.31
Non-vested at December 31, 2015	91	$62.52
Granted	146	$42.23
Shares earned or lost based on actual performance	15	$—
Vested	—	$—
Forfeited/cancelled	(44)	$58.16
Non-vested at December 31, 2016	208	$48.23

For the years ended December 31, 2016 and 2015, the Company recognized $8.3 million and $3.8 million, respectively, in expense related to the aforementioned equity-based awards. The income tax benefit recognized in 2016 and 2015 related to stock-based compensation expense was $3.2 million and $1.5 million, respectively. As of December 31, 2016, total unrecognized stock-based compensation expense was $23.3 million and is expected to be recognized over a weighted average period of 1.9 years. Unrecognized compensation expense for the 2017 and 2018 tranches of the PCSU awards is estimated based on the Company's closing stock price at December 31, 2016. Dividends are not paid or accrued on unvested stock units. The grant date fair values are not reduced for dividends as none are expected to be paid during the vesting period.

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

Escheat Audit

During 2013, Unisource was notified by the State of Delaware that it intended to examine the books and records of Unisource to determine compliance with Delaware escheat laws. Since that date, seven other states have joined with Delaware in the audit process, which is conducted by an outside firm on behalf of the states. While the original time period for the audit was from 1981 to present, recent legal developments have resulted in Delaware narrowing the time period from 1998 to present. The Company has been informed that similar audits have generally taken four years or more to complete. The Company has determined that the ultimate outcome of this audit cannot be reasonably estimated at this time. Any claims or liabilities resulting from these audits could have a material impact on the Company’s financial condition, results of operations and cash flows.

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

The following tables present net sales, Adjusted EBITDA (the metric management uses to assess operating performance) and certain other measures for each of the reportable segments and total continuing operations for the periods presented:

(in millions)	Print	Publishing	Packaging	Facility Solutions	Corporate & Other	Total
Year Ended December 31, 2016
Net sales	$3,047.4	$1,033.6	$2,854.2	$1,271.6	$119.8	$8,326.6
Adjusted EBITDA	76.8	23.6	221.2	47.0	(176.4)	192.2
Depreciation and amortization	12.4	3.1	12.4	5.9	20.9	54.7
Restructuring charges	5.2	0.1	4.6	2.3	0.2	12.4
Year Ended December 31, 2015
Net sales	3,271.8	1,215.5	2,829.9	1,289.3	111.2	8,717.7
Adjusted EBITDA	79.0	34.7	212.6	41.7	(186.0)	182.0
Depreciation and amortization	13.5	3.1	14.4	7.1	18.8	56.9
Restructuring charges	3.6	—	3.8	2.5	1.4	11.3
Year Ended December 31, 2014
Net sales	2,956.1	1,075.5	2,259.4	1,070.3	45.2	7,406.5
Adjusted EBITDA	55.4	27.1	157.0	33.6	(151.1)	122.0
Depreciation and amortization	9.7	1.4	9.7	4.6	12.2	37.6
Restructuring charges	1.5	—	1.4	0.6	0.5	4.0

The table below presents a reconciliation of income (loss) from continuing operations before income taxes reflected in the Consolidated and Combined Statements of Operations to Total Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2016	2015	2014
Income (loss) from continuing operations before income taxes	$40.8	$44.9	$(21.6)
Interest expense, net	27.5	27.0	14.0
Depreciation and amortization	54.7	56.9	37.6
Restructuring charges	12.4	11.3	4.0
Stock-based compensation	8.3	3.8	4.0
LIFO (income) expense	3.6	(7.3)	6.3
Non-restructuring asset impairment charges	7.7	2.6	—
Non-restructuring severance charges	3.1	3.3	2.6
Non-restructuring pension charges	2.4	—	—
Merger and integration expense	25.9	34.9	75.1
Fair value adjustment on Tax Receivable Agreement contingent liability	4.9	1.9	1.7
Other	0.9	2.7	(1.7)
Adjusted EBITDA	$192.2	$182.0	$122.0

The table below summarizes total assets as of December 31, 2016 and December 31, 2015:

(in millions)	December 31, 2016	December 31, 2015
Print	$874.1	$948.1
Publishing	170.0	185.5
Packaging	875.9	793.9
Facility Solutions	397.9	346.5
Corporate & Other	165.8	202.9
Total assets	$2,483.7	$2,476.9

Prior to the Merger, the Company's operations and identifiable assets were primarily located in the U.S. After the Merger, the Company's operations and identifiable assets are primarily located in the U.S. and Canada. The following table presents net sales and property and equipment, net by geographic area.

	Net Sales			Property and Equipment, Net
	Year Ended December 31,			December 31, 2016	December 31, 2015
(in millions)	2016	2015	2014
U.S.	$7,552.3	$7,961.3	$6,848.9	$333.8	$345.2
Canada	631.2	628.9	408.2	35.0	16.0
Rest of world	143.1	127.5	149.4	3.0	2.5
Total	$8,326.6	$8,717.7	$7,406.5	$371.8	$363.7

No single customer accounted for more than 5% of net sales for the years ended December 31, 2016, 2015, and 2014. During the year ended December 31, 2016, approximately 47% of our purchases were made from ten suppliers.

18. QUARTERLY DATA (UNAUDITED)

The unaudited quarterly results of operations for 2016 and 2015 are summarized below:

	2016
	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
Net sales	$2,019.8	$2,060.8	$2,126.6	$2,119.4
Cost of products sold	1,654.5	1,687.9	1,743.8	1,740.2
Net income	3.3	7.9	5.6	4.2

Weighted average number of shares outstanding – basic	16.00	16.00	16.00	15.87
Weighted average number of shares outstanding – diluted	16.00	16.00	16.27	16.21

Earnings per share (1):
Basic earnings per share	$0.21	$0.49	$0.35	$0.26

Diluted earnings per share	0.21	0.49	0.34	0.26
(1) See Note 13, Earnings (Loss) Per Share, for discussion about the shares of common stock utilized in the computation of basic and diluted earnings per share for the year ended December 31, 2016.

	2015
	Three Months Ended
	March 31	June 30	September 30	December 31
Net sales	$2,137.9	$2,159.3	$2,219.8	$2,200.7
Cost of products sold	1,761.9	1,768.3	1,825.8	1,804.3
Net income (loss)	(2.2)	4.3	14.5	10.1

Weighted average number of shares outstanding – basic and diluted	16.00	16.00	16.00	16.00
Earnings (loss) per share (1):
Basic and diluted earnings (loss) per share	$(0.14)	$0.27	$0.91	$0.63
(1) See Note 13, Earnings (Loss) Per Share, for discussion about the shares of common stock utilized in the computation of basic and diluted earnings per share for the year ended December 31, 2015.

See the table below for the quarterly breakdown of merger and integration expenses and restructuring charges:

	2016
(in millions)	Three Months Ended
	March 31	June 30	September 30	December 31
Integration expenses	$6.2	$6.1	$7.3	$6.3
Restructuring charges (income)	$1.7	$(0.3)	$5.8	$5.2

	2015
	Three Months Ended
	March 31	June 30	September 30	December 31
Integration expenses	$10.0	$10.3	$8.3	$6.3
Restructuring charges	$3.4	$2.2	$3.0	$2.7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act, of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized or reported within the time periods specified in SEC rules and forms. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Management’s Responsibility for the Financial Statements

The management of Veritiv Corporation is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with U.S. GAAP appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

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

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on our assessment, management has concluded that internal controls over financial reporting were effective as of December 31, 2016.

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

Audit and Finance Committee Responsibility

The Audit and Finance Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit and Finance Committee reviews with the independent auditors the scope and results of the audit effort. The Audit and Finance Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit and Finance Committee. Our Audit and Finance Committee’s Report can be found in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2017, which will be filed on or before April 13, 2017.

Attestation Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Veritiv Corporation
Atlanta, Georgia

We have audited the internal control over financial reporting of Veritiv Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 14, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 14, 2017

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors of the Company.
This information is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Proposal 1 – Election of Directors."

(b) Executive Officers of the Company.
This information can be found under "Executive Officers of the Company" in Part I, Item 1 of this report.

(c) Audit Committee Financial Experts.
This information is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Board Committees."

(d) Identification and Composition of the Audit and Finance Committee.
This information is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Board Committees."

(e) Compliance with Section 16(a) of the Exchange Act.
This information is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance."

(f) Code of Ethics.
This information is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Corporate Governance Principles."

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Executive Compensation" and "Corporate Governance—Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Corporate Governance—Related Person Transaction Policy" and "Corporate Governance—Director Independence."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Principal Accountant Fees and Services."

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2017.

VERITIV CORPORATION
(Registrant)

By:	/s/ Mary A. Laschinger
Name: Mary A. Laschinger
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2017.

(i)	Principal executive officer:
	/s/ Mary A. Laschinger	Chairman of the Board of Directors and Chief Executive Officer
Mary A. Laschinger

(ii)	Principal financial officer:
	/s/ Stephen J. Smith	Senior Vice President and Chief Financial Officer
Stephen J. Smith

(iii)	Principal accounting officer:
	/s/ W. Forrest Bell	Chief Accounting Officer
W. Forrest Bell

(iv)	Directors:

	/s/ Daniel T. Henry	Director
Daniel T. Henry

	/s/ Tracy A. Leinbach	Director
Tracy A. Leinbach

	/s/ William E. Mitchell	Director
William E. Mitchell

	/s/ Michael P. Muldowney	Director
Michael P. Muldowney

	/s/ Charles G. Ward, III	Director
Charles G. Ward, III

	/s/ John J. Zillmer	Director
John J. Zillmer

EXHIBIT INDEX

Exhibit No.	Description
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

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Veritiv Corporation, incorporate by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2016.

3.3	Amended and Restated Bylaws of Veritiv Corporation, incorporated by reference from Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on July 3, 2014

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

10.2
First Amendment to ABL Credit Agreement, dated as of August 11, 2016, among Veritiv Operating Company (f/k/a Unisource Worldwide, Inc.) and Unisource Canada, Inc., as borrowers, Veritiv Corporation and certain subsidiaries of Veritiv Operating Company, as loan parties, the several lenders and financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2016.

10.3
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
10.4
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

10.9†
Employment Agreement, dated as of January 28, 2014, between Veritiv Corporation (f/k/a xpedx Holding Company) and Mary A. Laschinger, incorporated by reference from Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193950) filed on February 14, 2014.

10.10†
Offer Letter, dated as of February 13, 2014, between Veritiv Corporation (f/k/a xpedx Holding Company) and Stephen J. Smith, incorporated by reference from Exhibit 10.12 to the Registrant's Form 10-Q filed on August 14, 2014.

10.11†
Form of Indemnification Agreement between Veritiv Corporation (f/k/a xpedx Holding Company) and each of its directors, incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193950) filed on June 11, 2014.

10.12†	Veritiv Corporation 2014 Omnibus Incentive Plan, incorporated by reference from Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on July 3, 2014.

10.13†	2014 Short-Year Veritiv Incentive Plan adopted effective as of August 8, 2014, incorporated by reference from Exhibit 10.15 to the Registrant's Form 10-Q filed on August 14, 2014.

10.14†	Form of Notice of 2014 Long-Term Transition Incentive Award, incorporated by reference from Exhibit 10.16 to the Registrant's Form 10-Q filed on August 14, 2014.

10.15†	Form of Notice of 2014-15 Long-Term Transition Incentive Award, incorporated by reference from Exhibit 10.17 to the Registrant's Form 10-Q filed on August 14, 2014.

10.16†	Form of Notice of 2014-15-16 Long-Term Transition Incentive Award, incorporated by reference from Exhibit 10.18 to the Registrant's Form 10-Q filed on August 14, 2014.

10.17†	Terms and Conditions of Long-Term Transition Incentive Award Opportunities, incorporated by reference from Exhibit 10.19 to the Registrant's Form 10-Q filed on August 14, 2014.

10.18†	Veritiv Corporation Deferred Compensation Savings Plan, incorporated by reference from Exhibit 10.20 to the Registrant's Form 10-Q filed on November 14, 2014.

10.19†	Form of Director Deferred Share Unit Award Agreement, incorporated by reference from Exhibit 10.21 to the Registrant's Form 10-K filed on March 24, 2015.

10.20†	Form of Director Deferred Share Unit Award Agreement (Stock-Settled Award), incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q filed on August 9, 2016.

10.21†	Form of Restricted Stock Unit Award Agreement, incorporated by reference from Exhibit 10.22 to the Registrant's Form 10-K filed on March 24, 2015.

10.22†	Form of Performance Share Award Agreement (Adjusted EBITDA Performance Shares), incorporated by reference from Exhibit 10.23 to the Registrant's Form 10-K filed on March 24, 2015.

Exhibit No.	Description
10.23†	Form of Performance Share Award Agreement (Relative TSR Performance Shares), incorporated by reference from Exhibit 10.24 to the Registrant's Form 10-K filed on March 24, 2015.

10.24†	2015 Veritiv Corporation Annual Incentive Plan adopted effective as of March 4, 2015, incorporated by reference from Exhibit 10.25 to the Registrant's Form 10-K filed on March 24, 2015.

10.25†	Veritiv Corporation Executive Severance Plan adopted effective as of March 4, 2015, incorporated by reference from Exhibit 10.26 to the Registrant's Form 10-K filed on March 24, 2015.

10.26†
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