Form 10-Q
period 2017-03-31
Veritiv Corp
filed 2017-05-04
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The number of shares outstanding of the registrant's common stock as of April 28, 2017 was 15,690,745.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales (including sales to related party of $8.9 and $9.0, respectively)	$1,994.6	$2,019.8
Cost of products sold (including purchases from related party of $47.1 and $56.3, respectively) (exclusive of depreciation and amortization shown separately below)	1,629.3	1,654.5
Distribution expenses	126.2	127.5
Selling and administrative expenses	211.6	200.9
Depreciation and amortization	13.1	13.5
Integration expenses	6.4	6.2
Restructuring charges	4.1	1.7
Operating income	3.9	15.5
Interest expense, net	6.4	6.5
Other expense, net	1.1	1.5
Income (loss) before income taxes	(3.6)	7.5
Income tax expense (benefit)	(1.4)	4.2
Net income (loss)	$(2.2)	$3.3

Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$(0.14)	$0.21

Weighted average shares outstanding:
Basic and diluted	15.69	16.00

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(2.2)	$3.3
Other comprehensive income (loss):
Foreign currency translation adjustments	2.8	3.8
Change in fair value of cash flow hedge, net of $0.0 and $0.1 tax, respectively	(0.1)	(0.3)
Pension liability adjustments, net of $0.0 and $0.1 tax, respectively	0.1	0.1
Other comprehensive income	2.8	3.6
Total comprehensive income	$0.6	$6.9

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$52.4	$69.6
Accounts receivable, less allowances of $34.7 and $34.5, respectively	1,038.6	1,048.3
Related party receivable	3.7	3.9
Inventories	725.2	707.9
Other current assets	120.8	118.9
Total current assets	1,940.7	1,948.6
Property and equipment (net of depreciation and amortization of $296.5 and $292.8, respectively)	371.2	371.8
Goodwill	50.2	50.2
Other intangibles, net	20.4	21.0
Deferred income tax assets	64.1	61.8
Other non-current assets	30.4	30.3
Total assets	$2,477.0	$2,483.7
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$604.3	$654.1
Related party payable	10.1	9.0
Accrued payroll and benefits	67.7	84.4
Other accrued liabilities	95.8	102.5
Current maturities of long-term debt	2.6	2.9
Financing obligations to related party, current portion	14.9	14.9
Total current liabilities	795.4	867.8
Long-term debt, net of current maturities	825.7	749.2
Financing obligations to related party, less current portion	171.4	176.1
Defined benefit pension obligations	26.6	27.6
Other non-current liabilities	111.8	121.2
Total liabilities	1,930.9	1,941.9
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized, 16.0 million shares issued; shares outstanding - 15.7 million at March 31, 2017 and December 31, 2016 respectively	0.2	0.2
Additional paid-in capital	578.2	574.5
Accumulated earnings	17.5	19.7
Accumulated other comprehensive loss	(36.2)	(39.0)
Treasury stock at cost - 0.3 million shares at March 31, 2017 and December 31, 2016	(13.6)	(13.6)
Total shareholders' equity	546.1	541.8
Total liabilities and shareholders' equity	$2,477.0	$2,483.7

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
Operating Activities	2017	2016
Net income (loss)	$(2.2)	$3.3
Depreciation and amortization	13.1	13.5
Amortization of deferred financing fees	0.6	1.1
Net losses on dispositions of property and equipment	0.5	0.2
Long-lived asset impairment charges	0.7	0.4
Provision for allowance for doubtful accounts	0.6	(2.3)
Deferred income tax provision (benefit)	(2.1)	2.6
Stock-based compensation	3.7	2.0
Other non-cash items, net	(0.3)	2.1
Changes in operating assets and liabilities
Accounts receivable and related party receivable	11.8	58.5
Inventories	(15.6)	(2.8)
Other current assets	(0.9)	(6.3)
Accounts payable and related party payable	(25.9)	37.6
Accrued payroll and benefits	(16.9)	(20.7)
Other accrued liabilities	(5.5)	(15.1)
Other	(2.4)	0.4
Net cash provided by (used for) operating activities	(40.8)	74.5
Investing activities
Property and equipment additions	(11.4)	(8.9)
Proceeds from asset sales	2.0	1.0
Net cash used for investing activities	(9.4)	(7.9)
Financing Activities
Change in book overdrafts	(24.2)	(15.4)
Borrowings of long-term debt	1,200.9	1,122.0
Repayments of long-term debt	(1,131.3)	(1,175.9)
Payments under equipment capital lease obligations	(0.7)	(1.0)
Payments under financing obligations to related party	(3.6)	(3.6)
Payments under Tax Receivable Agreement	(8.5)	—
Net cash provided by (used for) financing activities	32.6	(73.9)
Effect of exchange rate changes on cash	0.4	0.6
Net change in cash	(17.2)	(6.7)
Cash at beginning of period	69.6	54.4
Cash at end of period	$52.4	$47.7
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$1.3	$0.6
Cash paid for interest	5.6	5.2
Non-cash investing and financing activities
Non-cash additions to property and equipment	$6.8	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business distributor of packaging, facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger (the "Merger") of International Paper Company's xpedx distribution solutions business ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource"). The Company operates from approximately 170 distribution centers primarily throughout the U.S., Canada and Mexico.

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

The accompanying unaudited financial information should be read in conjunction with the Consolidated and Combined Financial Statements and Notes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016. In the opinion of management, all adjustments, including normal recurring accruals and other adjustments, considered necessary for a fair presentation of the interim financial information have been included. The operating results for the interim periods are not necessarily indicative of results for the full year.

All significant intercompany transactions between Veritiv's businesses have been eliminated.

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, revenue recognition, accounts receivable valuation, inventory valuation, employee benefit plans, income tax contingency accruals and valuation allowances, multi-employer pension plan withdrawal liabilities and goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Estimates are revised as additional information becomes available.

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
January 1, 2018; early adoption date is no earlier than the annual period beginning after December 15, 2016
The Company’s analysis of the impact of this standard is ongoing. The Company has identified areas requiring further analysis and that analysis continued during the quarter. Those areas include accounting for customer rebates, principal/agent considerations and bill and hold transactions. The Company expects to complete its analysis of these areas during the second quarter and begin working on the disclosure requirements. The Company has not made a decision on the method of adoption. The Company has not determined the effect of the new standard on its internal control over financial reporting or other changes in business practices and processes, but will do so during 2017. The Company will adopt this ASU on January 1, 2018.

ASU 2016-02, Leases (Topic 842)
The standard requires lessees to put most leases on their balance sheet but recognize expenses in their statement of operations in a manner similar to current accounting guidance. The new standard also eliminates the current guidance related to real estate specific provisions. The guidance requires application on a modified retrospective basis.
January 1, 2019; early adoption is permitted
The Company anticipates that the adoption of the standard will have a material impact to its Consolidated Financial Statements and related disclosures as it will result in recording virtually all operating leases on the balance sheet as a lease obligation and right to use asset. The Company currently plans to adopt this ASU on January 1, 2019.

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
		January 1, 2020; early adoption for fiscal years beginning after December 15, 2018	The Company is currently evaluating the impact this ASU will have on its Consolidated Financial Statements and related disclosures. The Company currently plans to adopt this ASU on January 1, 2020.

Recently Issued Accounting Standards Not Yet Adopted (continued)
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2016-15, Statement of Cash Flows (Topic 230)
The standard addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance requires application on a retrospective basis.

		January 1, 2018; early adoption is permitted (early adoption requires the adoption of all amendments in the same period)	The Company is currently evaluating the impact this ASU will have on its Consolidated Financial Statements and related disclosures. The Company will adopt this ASU on January 1, 2018.
ASU 2017-01, Business Combinations (Topic 805)
The standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance requires application on a prospective basis.
		January 1, 2018; early adoption is permitted	The Company will adopt this ASU on January 1, 2018.
ASU 2017-07, Compensation-Retirement Benefits (Topic 715)
The standard requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the income statement or capitalized in assets, by line item. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods and the gains or losses on plan assets) separately and exclude them from the subtotal of operating income. The standard also allows only the service cost component to be eligible for capitalization when applicable. The guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.
		January 1, 2018; early adoption is permitted as of the first interim period of an annual period for which interim or annual financial statements have not been issued	The Company is currently evaluating the impact this ASU will have on its Consolidated Financial Statements and related disclosures. The Company will adopt this ASU on January 1, 2018.

Recently Adopted Accounting Standards
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
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
January 1, 2017
The Company adopted this ASU on January 1, 2017. The adoption did not materially impact its Consolidated Financial Statements or related disclosures. For the three months ended March 31, 2017, approximately 87% of the inventory balance was measured using LIFO.

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

2. INTEGRATION AND RESTRUCTURING CHARGES

Integration Charges

The Company currently expects costs and charges associated with achieving anticipated cost savings and other synergies from the Merger (excluding charges relating to the complete or partial withdrawal from multi-employer pension plans, the majority of which are uncertain at this time), to be approximately $225 million to $250 million over a five-year period from July 1, 2014, including approximately $90 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. Through March 31, 2017, the Company has incurred approximately $209 million in charges, including approximately $71 million for capital expenditures.

During the three months ended March 31, 2017 and 2016, Veritiv incurred costs and charges related primarily to: professional services and project management fees, internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding and other costs to integrate the combined businesses of xpedx and Unisource.

The following table summarizes the components of integration expenses:

	Three Months Ended March 31,
(in millions)	2017	2016
Integration management	$3.0	$1.8
Retention compensation	0.1	1.1
Information technology conversion costs	1.8	1.1
Rebranding	0.1	0.7
Legal, consulting and other professional fees	0.4	0.5
Other	1.0	1.0
Total integration expenses	$6.4	$6.2

Veritiv Restructuring Plan
As part of the Merger, the Company is executing on a multi-year restructuring program of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. The restructuring plan includes initiatives to: (i) consolidate warehouse facilities in overlapping markets, (ii) improve efficiency of the delivery network, (iii) consolidate customer service centers, (iv) reorganize the field sales and operations functions and (v) restructure the corporate general and administrative functions. As part of its restructuring efforts, the Company continues to evaluate its operations outside of North America to identify additional cost saving opportunities. The Company may elect to restructure its operations in specific countries, which may include staff reductions, lease terminations and facility closures or the complete exit of a market.

Related to these company-wide initiatives, the Company recorded estimated restructuring charges of $4.1 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively. See Note 11, Segment Information, for the impact these charges had on the Company's reportable segments. Other direct costs reported in the table below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The following is a summary of the Company's restructuring activity for the three months ended March 31, 2017:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2016	$1.8	$8.0	$9.8
Costs incurred	1.4	3.1	4.5
Payments	(1.2)	(2.8)	(4.0)
Balance at March 31, 2017	$2.0	$8.3	$10.3

In addition, for the three months ended March 31, 2017, the Company recognized a $0.4 million net non-cash gain related to vacating certain of its facilities.

The following is a summary of the Company's restructuring activity for the three months ended March 31, 2016:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2015	$1.7	$0.4	$2.1
Costs incurred	0.7	0.3	1.0
Payments	(0.9)	(0.4)	(1.3)
Balance at March 31, 2016	$1.5	$0.3	$1.8

In addition, for the three months ended March 31, 2016, the Company recognized a $0.7 million non-cash loss from the early exit of a facility lease.

3. DEBT

The Company's long-term debt obligations were as follows:

(in millions)	March 31, 2017	December 31, 2016
Asset-Based Lending Facility (the "ABL Facility")	$796.8	$726.9
Equipment capital lease and other obligations	31.5	25.2
Total debt	828.3	752.1
Less: current portion of long-term debt	(2.6)	(2.9)
Long-term debt, net of current maturities	$825.7	$749.2

The equipment capital lease and other obligations reported in the table above includes $26.1 million and $19.1 million related to the accumulated construction costs for the Toronto build-to-suit arrangement as of March

31, 2017 and December 31, 2016, respectively. This arrangement will continue to be reported as a financing obligation on the Company's balance sheets.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2017, the available additional borrowing capacity under the ABL Facility was approximately $365.3 million.

4. INCOME TAXES

The Company’s provision for income taxes for the three months ended March 31, 2017 and 2016 is based on the estimated annual effective tax rate, plus any discrete items.

The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in millions)	2017	2016
Income (loss) before income taxes	$(3.6)	$7.5
Income tax expense (benefit)	$(1.4)	$4.2
Effective tax rate	38.9%	56.0%

The difference between the Company’s effective tax rates for the three months ended March 31, 2017 and 2016 and the U.S. statutory tax rate of 35.0% primarily relates to changes in the valuation allowance against deferred tax assets, non-deductible expenses, state income taxes (net of federal income tax benefit) and the Company's income (loss) by jurisdiction. The effective tax rate may vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses and other items that could impact the effective tax rate.

5. RELATED PARTY TRANSACTIONS

On March 22, 2017, UWW Holdings, LLC (the "UWWH Stockholder"), one of Veritiv's existing stockholders and the former sole stockholder of UWWH, sold 1.80 million shares of Veritiv common stock in a block trade. The Company did not sell any shares and did not receive any of the proceeds. In conjunction with this transaction, Veritiv incurred approximately $0.2 million in transaction-related fees, which were included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. After giving effect to this transaction, the UWWH Stockholder beneficially owned 27.3% of Veritiv's outstanding common stock as of March 31, 2017.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and related private placement, Georgia-Pacific, as joint owner of the UWWH Stockholder, is a related party. The following tables summarize the financial impact of these related party transactions with Georgia-Pacific:

	Three Months Ended March 31,
(in millions)	2017	2016
Sales to Georgia-Pacific, reflected in net sales	$8.9	$9.0
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	$47.1	$56.3

(in millions)	March 31, 2017	December 31, 2016
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$24.0	$24.8
Related party payable to Georgia-Pacific	$10.1	$9.0
Related party receivable from Georgia-Pacific	$3.7	$3.9

In January 2017, in connection with the Tax Receivable Agreement ("TRA") executed at the time of the Merger, Veritiv paid $8.7 million total, of which $8.5 million was the principal amount, to the UWWH Stockholder for the utilization of pre-merger net operating losses in its 2015 federal and state tax returns. See Note 7, Fair Value Measurements for additional information regarding the TRA.

6. DEFINED BENEFIT PLANS

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit plans and Supplemental Executive Retirement Plans in the U.S. and Canada. Net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.5	$0.1	$0.4	$0.1
Interest cost	0.7	0.7	0.9	0.8
Expected return on plan assets	(1.3)	(0.9)	(1.3)	(0.9)
Amortization of net loss	0.0	0.1	0.0	0.1
Net periodic benefit cost (credit)	$(0.1)	$0.0	$0.0	$0.1

7. FAIR VALUE MEASUREMENTS

At March 31, 2017 and December 31, 2016, the carrying amounts of cash, receivables, payables and other components of other current assets and other current liabilities approximate their fair values due to the short maturity of these items.

Certain of the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at their fair values on a nonrecurring basis as a result of impairment charges. For the three months ended March 31, 2017, the Company recognized $0.7 million in non-restructuring impairment charges related to a software asset which will not be placed into service and has no alternative use. For the three months ended March 31, 2016, the Company recognized $0.4 million in non-restructuring impairment charges related to software assets and the sale of a facility.

The Company's liabilities disclosed at fair value at March 31, 2017 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$796.8		$796.8
Tax Receivable Agreement	$60.3			$60.3

The Company's liabilities disclosed at fair value at December 31, 2016 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$726.9		$726.9
Tax Receivable Agreement	$67.9			$67.9

Borrowings under the ABL Facility are at variable market interest rates and, accordingly, the carrying amount approximates fair value.

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the TRA at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the TRA is a Level 3 measurement which relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company’s projected revenues, taxable income and assumptions about the utilization of Unisource’s net operating losses ("NOL" or "NOLs"), attributable to taxable periods prior to the Merger, by the Company). The amount payable under the TRA is contingent on the Company generating a certain level of taxable income prior to the expiration of the NOL carryforwards. Moreover, future trading of Company stock by significant shareholders may result in additional ownership changes as defined under Section 382 of the Internal Revenue Code, further limiting the use of Unisource's NOLs and the amount ultimately payable under the TRA. The contingent liability is remeasured at fair value at each reporting period with the change in fair value recognized in other expense, net on the Condensed Consolidated Statements of Operations. At March 31, 2017, the Company remeasured the contingent liability using a discount rate of 4.6% (Moody's daily long-term corporate BAA bond yield).

The following table provides a reconciliation of the beginning and ending balance of the contingent liability for the three months ended March 31, 2017:

(in millions)	Contingent Liability
Balance at December 31, 2016	$67.9
Change in fair value adjustment recorded in other expense, net	0.9
Principal Payments	(8.5)
Balance at March 31, 2017	$60.3

The following table provides a reconciliation of the beginning and ending balance of the contingent liability for the three months ended March 31, 2016:

(in millions)	Contingent Liability
Balance at December 31, 2015	$63.0
Change in fair value adjustment recorded in other expense, net	1.8
Balance at March 31, 2016	$64.8

There have been no transfers between the fair value measurement levels for the three months ended March 31, 2017. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

8. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for Veritiv common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is similarly calculated, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, except where the inclusion of such common shares would have an antidilutive impact.

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculation is as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2017	2016
Numerator:
Net income (loss)	$(2.2)	$3.3

Denominator:
Weighted average number of shares outstanding – basic and diluted	15.69	16.00

Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$(0.14)	$0.21

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	0.47	0.15
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.36	0.53

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides the components of accumulated other comprehensive loss ("AOCL") at March 31, 2017 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2016	$(29.2)	$(9.1)	$(0.7)	$(39.0)
Unrealized net gains (losses) arising during the period	2.8	0.1	(0.1)	2.8
Net current period other comprehensive income (loss)	2.8	0.1	(0.1)	2.8
Balance at March 31, 2017	$(26.4)	$(9.0)	$(0.8)	$(36.2)

The following table provides the components of AOCL at March 31, 2016 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2015	$(27.1)	$(7.4)	$(0.5)	$(35.0)
Unrealized net gains (losses) arising during the period	3.8	—	(0.3)	3.5
Amounts reclassified from AOCL	—	0.1	—	0.1
Net current period other comprehensive income (loss)	3.8	0.1	(0.3)	3.6
Balance at March 31, 2016	$(23.3)	$(7.3)	$(0.8)	$(31.4)

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various lawsuits, claims and regulatory and administrative proceedings arising out of its business relating to general commercial and contractual matters, governmental regulations, intellectual property rights, labor and employment matters, tax and other actions.

Although the ultimate outcome of any legal proceeding or investigation cannot be predicted with certainty, based on present information, including the Company's assessment of the merits of the particular claim, the Company does not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on its results of operations, financial condition and cash flows.

Escheat Audit

During 2013, Unisource was notified by the State of Delaware that it intended to examine the books and records of Unisource to determine compliance with Delaware escheat laws. Since that date, seven other states have joined with Delaware in the audit process, which is conducted by an outside firm on behalf of the states. While the original time period for the audit was from 1981 to present, recent legal developments have resulted in Delaware narrowing the time period from 1998 to present. The Company has been informed that similar audits have generally taken four years or more to complete. The Company has determined that the ultimate outcome of this audit cannot be reasonably estimated at this time. Any claims or liabilities resulting from these audits could have a material impact on the Company’s results of operations, financial condition and cash flows.

11. SEGMENT INFORMATION

Veritiv's business is organized under four reportable segments: Packaging, Facility Solutions, Print, and Publishing and Print Management ("Publishing"). This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company’s business. The Company also has a Corporate & Other category, which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as the Veritiv logistics solutions business, which provides transportation and warehousing solutions.

The following tables present net sales, Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, integration expenses, fair value adjustments on the contingent liability associated with the TRA and certain other adjustments), which is the metric management uses to assess operating performance of the segments, and certain other measures for each of the reportable segments for the periods presented:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Three Months Ended March 31, 2017
Net sales	$721.8	$306.8	$698.7	$234.0	$1,961.3	$33.3	$1,994.6
Adjusted EBITDA	50.5	5.0	14.1	6.1	75.7	(45.9)
Depreciation and amortization	3.2	1.4	2.6	0.6	7.8	5.3	13.1
Restructuring charges	1.6	0.4	1.9	0.0	3.9	0.2	4.1

Three Months Ended March 31, 2016
Net sales	671.5	301.0	759.1	262.3	1,993.9	25.9	2,019.8
Adjusted EBITDA	46.7	7.4	16.0	4.0	74.1	(39.2)
Depreciation and amortization	3.1	1.5	3.2	0.9	8.7	4.8	13.5
Restructuring charges	0.3	0.3	0.9	0.0	1.5	0.2	1.7

The table below presents a reconciliation of income (loss) before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments:

	Three Months Ended March 31,
(in millions)	2017	2016
Income (loss) before income taxes	$(3.6)	$7.5
Interest expense, net	6.4	6.5
Depreciation and amortization	13.1	13.5
Restructuring charges	4.1	1.7
Stock-based compensation	3.7	2.0
LIFO reserve decrease	(2.5)	(5.3)
Non-restructuring asset impairment charges	0.7	0.4
Non-restructuring severance charges	0.5	0.8
Integration expenses	6.4	6.2
Fair value adjustments on TRA contingent liability	0.9	1.8
Other	0.1	(0.2)
Adjustment for Corporate and Other	45.9	$39.2
Adjusted EBITDA for reportable segments	$75.7	$74.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report regarding the Company’s future operating results, performance, business plans, prospects, guidance and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "continue", "intend," "should," "will," "would," "planned," "estimated," "potential," "goal," "outlook," "may," "predicts," "could," or the negative of such terms, or other comparable expressions, as they relate to the Company or its business, have been used to identify such forward-looking statements. All forward-looking statements reflect only the Company’s current beliefs and assumptions with respect to future operating results, performance, business plans, prospects, guidance and other matters, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company’s actual operating results, performance, business plans or prospects to differ materially from those expressed in, or implied by, these statements.

Factors that could cause actual results to differ materially from current expectations include risks and other factors described under "Risk Factors" in our Annual Report on Form 10-K and elsewhere in the Company’s publicly available reports filed with the Securities and Exchange Commission ("SEC"), which contain a discussion of various factors that may affect the Company’s business or financial results. Such risks and other factors, which in some instances are beyond the Company’s control, include: the industry-wide decline in demand for paper and related products; increased competition from existing and non-traditional sources; adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets; foreign currency fluctuations; our ability to collect trade receivables from customers to whom we extend credit; our ability to attract, train and retain highly qualified employees; the effects of work stoppages, union negotiations and labor disputes; the loss of any of our significant customers; changes in business conditions in our international operations; procurement and other risks in obtaining packaging, paper and facility products from our suppliers for resale to our customers; changes in prices for raw materials; fuel cost increases; inclement weather, anti-terrorism measures and other disruptions to the transportation network; our dependence on a variety of IT and telecommunications systems and the Internet; our reliance on third-party vendors for various services; cyber-security risks; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; regulatory changes and judicial rulings impacting our business; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; our inability to renew existing leases on acceptable terms, negotiate rent decreases or concessions and identify affordable real estate; our ability to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our pension and health care costs and participation in multi-employer pension, health and welfare plans; increasing interest rates; our ability to generate sufficient cash to service our debt; our ability to comply with the covenants contained in our debt agreements; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; changes in accounting standards and methodologies; our ability to realize the anticipated synergies, cost savings and growth opportunities from the merger transaction and our ability to integrate the xpedx business with the Unisource business; the possibility of incurring expenditures in excess of those currently budgeted in connection with the integration; and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.

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

The following discussion of the Company’s results of operations for the three months ended March 31, 2017 should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Executive Overview

Business Overview

Veritiv Corporation ("Veritiv" or the "Company") is a leading North American business-to-business distributor of packaging, facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger (the "Merger") of International Paper Company's xpedx distribution solutions business and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. The Company operates from approximately 170 distribution centers primarily throughout the U.S., Canada and Mexico.

Veritiv's business is organized under four reportable segments: Packaging, Facility Solutions, Print, and Publishing and Print Management ("Publishing"). This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company’s business. The Company also has a Corporate & Other category, which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as the Veritiv logistics solutions business, which provides transportation and warehousing solutions. The following summary describes the products and services offered in each of the reportable segments:

•
Packaging – The Packaging segment provides standard as well as custom and comprehensive packaging solutions for customers based in North America and in key global markets. The business is strategically focused on higher growth industries including light industrial/general manufacturing, food production, fulfillment and internet retail, as well as niche verticals based on geographical and functional expertise. Veritiv’s packaging professionals create customer value through supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services, contract packaging and kitting and fulfillment.

•
Facility Solutions – The Facility Solutions segment sources and sells cleaning, break-room and other supplies such as towels, tissues, wipers and dispensers, can liners, commercial cleaning chemicals, soaps and sanitizers, sanitary maintenance supplies and equipment, safety and hazard supplies and shampoos and amenities primarily in the U.S., Canada and Mexico. Veritiv is a leading distributor in the Facility Solutions segment. Through this segment, Veritiv manages a world class network of leading suppliers in most facilities solutions categories. Additionally, the Company offers total cost of ownership solutions with re-merchandising, budgeting and compliance reporting, inventory management and a sales-force trained to bring leading vertical expertise to the major North American geographies.

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

Seasonality

The Company’s operating results are subject to seasonal influences.  Historically, the Company's higher consolidated net sales occur during the third and fourth quarters while the lowest consolidated net sales occur during the first quarter. The Packaging segment net sales tend to increase each quarter throughout the year and net sales for the first quarter are typically less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that build up to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment tend to be highest during the third quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and activities related to back-to-school. Within the Print and Publishing segments, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year.

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2017	2016	$	%
Net sales	$1,994.6	$2,019.8	$(25.2)	(1.2)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,629.3	1,654.5	(25.2)	(1.5)%
Distribution expenses	126.2	127.5	(1.3)	(1.0)%
Selling and administrative expenses	211.6	200.9	10.7	5.3%
Depreciation and amortization	13.1	13.5	(0.4)	(3.0)%
Integration expenses	6.4	6.2	0.2	3.2%
Restructuring charges	4.1	1.7	2.4	141.2%
Operating income	3.9	15.5	(11.6)	(74.8)%
Interest expense, net	6.4	6.5	(0.1)	(1.5)%
Other expense, net	1.1	1.5	(0.4)	(26.7)%
Income (loss) before income taxes	(3.6)	7.5	(11.1)	*
Income tax expense (benefit)	(1.4)	4.2	(5.6)	*
Net income (loss)	$(2.2)	$3.3	$(5.5)	*
* - not meaningful

Net Sales

For the three months ended March 31, 2017, net sales declined due to lower net sales in the Print and Publishing segments. See the "Segment Results" section for additional information.

Cost of Products Sold

For the three months ended March 31, 2017 cost of products sold decreased primarily due to the lower net sales.

Distribution Expenses

For the three months ended March 31, 2017, distribution expenses decreased primarily due to (i) a $2.0 million decrease in facilities expense and a (ii) $1.1 million decrease in compensation expense. These decreases were driven primarily by warehouse consolidations and were partially offset by a $1.7 million increase in freight and logistics expenses.

Selling and Administrative Expenses

For the three months ended March 31, 2017 selling and administrative expenses increased primarily due to an $8.8 million increase in compensation expense driven mostly by increased headcount to support the Company's growth strategy.

Depreciation and Amortization

For the three months ended March 31, 2017, depreciation and amortization decreased $0.4 million.

Integration Expenses
See Note 2, Integration and Restructuring Charges, to the Condensed Consolidated Financial Statements for information related to the Company's integration efforts.

Restructuring Charges

For the three months ended March 31, 2017, restructuring charges increased $2.4 million. See Note 2, Integration and Restructuring Charges, to the Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts. The Company may continue to record restructuring charges in the future as restructuring activities progress.

Interest Expense, Net

For the three months ended March 31, 2017, interest expense was relatively flat. See Note 3, Debt, to the Condensed Consolidated Financial Statements for information related to the Company's asset-based lending facility (the "ABL Facility").

Other expense, net

For the three months ended March 31, 2017, the decrease in other expense was driven by changes in foreign currency gains and losses.
Effective Tax Rate
Veritiv's effective tax rate was 38.9% and 56.0% for the three months ended March 31, 2017 and 2016, respectively. The difference between the Company’s effective tax rates and the U.S. statutory tax rate of 35.0% primarily relates to changes in the valuation allowance against deferred tax assets, non-deductible expenses, state income taxes (net of federal income tax benefit) and the Company's income (loss) by jurisdiction.
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
Segment Results
Adjusted EBITDA is the primary financial performance measure Veritiv uses to manage its businesses, to monitor its results of operations, to measure its performance against the ABL Facility and to incentivize its management. This common metric is intended to align stockholders, debt holders and management. Adjusted EBITDA is a non-GAAP financial measure and is not an alternative to net income, operating income or any other measure prescribed by U.S. generally accepted accounting principles ("U.S. GAAP").

Veritiv uses Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, integration expenses, fair value adjustments on the contingent liability associated with the Tax Receivable Agreement ("TRA") and certain other adjustments) because Veritiv believes investors commonly use Adjusted EBITDA as a key financial metric for valuing companies. In addition, the credit agreement governing the ABL Facility permits the Company to exclude these and other charges in calculating Consolidated EBITDA, as defined in the ABL Facility.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of Veritiv’s results as reported under U.S. GAAP. For example, Adjusted EBITDA:

•	Does not reflect the Company’s income tax expenses or the cash requirements to pay its taxes; and

•
Although depreciation and amortization charges are non-cash charges, it does not reflect that the assets being depreciated and amortized will often have to be replaced in the future and the foregoing metrics do not reflect any cash requirements for such replacements.

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

The Company sells thousands of products. In the Packaging, Facility Solutions and Print segments, Veritiv is unable to compute the impact of changes in sales volume based on changes in sales of each individual product. Rather, the Company assumes that the margin stays constant and estimates the volume impact based on changes in cost of products sold as a proxy for the change in sales volume. After any other significant sales variances are identified, the remaining sales variance is attributed to price/mix.

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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate and Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Three Months Ended March 31, 2017
Net sales	$721.8	$306.8	$698.7	$234.0	$33.3
Adjusted EBITDA	$50.5	$5.0	$14.1	$6.1	$(45.9)
Adjusted EBITDA as a % of net sales	7.0%	1.6%	2.0%	2.6%	*

Three Months Ended March 31, 2016
Net sales	$671.5	$301.0	$759.1	$262.3	$25.9
Adjusted EBITDA	$46.7	$7.4	$16.0	$4.0	$(39.2)
Adjusted EBITDA as a % of net sales	7.0%	2.5%	2.1%	1.5%	*
* - not meaningful
See Note 11, Segment Information, to the Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of income (loss) before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

The table below presents selected data for the Packaging segment:

	Three Months Ended March 31,		2017 vs. 2016
(in millions)	2017	2016	Increase (Decrease) %
Net sales	$721.8	$671.5	7.5%
Adjusted EBITDA	$50.5	$46.7	8.1%
Adjusted EBITDA as a % of net sales	7.0%	7.0%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2017 vs. 2016
Volume	$54.4
Foreign currency	(1.6)
Price/Mix	(2.5)
Total change	$50.3

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016

The net sales increase was primarily attributable to an increase in sales of corrugated products, films and bags due to increases in volume and market prices.

The Adjusted EBITDA increase was primarily attributable to the increase in net sales. The increase in net sales was partially offset by (i) a $2.9 million increase in selling and administrative costs driven mostly by increased headcount to support the Company's growth strategy, (ii) a $2.8 million increase in distribution expenses due to increased net sales and (iii) cost of products sold increasing at a faster rate than net sales.

Facility Solutions

The table below presents selected data for the Facility Solutions segment:

	Three Months Ended March 31,		2017 vs. 2016
(in millions)	2017	2016	Increase (Decrease) %
Net sales	$306.8	$301.0	1.9%
Adjusted EBITDA	$5.0	$7.4	(32.4)%
Adjusted EBITDA as a % of net sales	1.6%	2.5%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2017 vs. 2016
Volume	$7.8
Foreign currency	1.8
Price/Mix	(3.8)
Total change	$5.8

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016

The net sales increase was primarily attributable to increased sales in the Canadian market.

The Adjusted EBITDA decrease was primarily attributable to (i) cost of products sold increasing at a faster rate than net sales, in part due to several non-recurring items, some of which we expect to recover over the balance of the year and (ii) a $1.0 million increase in selling and administrative costs primarily due to increased headcount to support the Company's growth strategy. These increases were partially offset by the increase in sales.

Print

The table below presents selected data for the Print segment:

	Three Months Ended March 31,		2017 vs. 2016
(in millions)	2017	2016	Increase (Decrease) %
Net sales	$698.7	$759.1	(8.0)%
Adjusted EBITDA	$14.1	$16.0	(11.9)%
Adjusted EBITDA as a % of net sales	2.0%	2.1%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2017 vs. 2016
Volume	$(65.1)
Foreign currency	1.3
Price/Mix	3.4
Total change	$(60.4)

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016

The net sales decrease was primarily attributable to continued secular decline in the paper industry.

The Adjusted EBITDA decrease was primarily attributable to the decline in net sales. The decline in net sales was partially offset by (i) cost of products sold decreasing at a faster rate than net sales, (ii) a $2.4 million decrease in distribution expenses due to lower net sales, and (iii) a $1.5 million decrease in selling and administrative expenses driven primarily by lower compensation expenses.

Publishing

The table below presents selected data for the Publishing segment:

	Three Months Ended March 31,		2017 vs. 2016
(in millions)	2017	2016	Increase (Decrease) %
Net sales	$234.0	$262.3	(10.8)%
Adjusted EBITDA	$6.1	$4.0	52.5%
Adjusted EBITDA as a % of net sales	2.6%	1.5%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2017 vs. 2016
Volume	$(29.0)
Foreign currency	(0.1)
Price/Mix	0.8
Total change	$(28.3)

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016

The net sales decrease was primarily attributable to continued secular decline in the paper industry, including customers that have moved away from or reduced printed collateral.

The Adjusted EBITDA increase was primarily attributable to cost of products sold decreasing at a faster rate than net sales, due in part to improved cash collections from certain high risk accounts.  For such customers, we do not recognize revenue until collectability is reasonably assured, which generally occurs when cash is collected and can occur in a period after the related cost of products sold is recognized.

Corporate and Other

The table below presents selected data for Corporate and Other:

	Three Months Ended March 31,		2017 vs. 2016
(in millions)	2017	2016	Increase (Decrease) %
Net sales	$33.3	$25.9	28.6%
Adjusted EBITDA	$(45.9)	$(39.2)	(17.1)%

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016

The net sales increase was primarily attributable to an increase in freight brokerage services.

The Adjusted EBITDA decrease was primarily attributable to a $6.5 million increase in selling and administrative costs. The increase in selling and administrative costs was driven primarily by increased compensation expense due mostly to increased headcount to support the Company's growth strategy in Veritiv logistics services.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. The following table sets forth a summary of cash flows:

	Three Months Ended March 31,
(in millions)	2017	2016
Net cash provided by (used for):
Operating activities	$(40.8)	$74.5
Investing activities	(9.4)	(7.9)
Financing activities	32.6	(73.9)
Operating Activities
Net cash provided by (used for) operating activities decreased by $115.3 million compared to the prior year. Most of the decrease resulted from unfavorable changes in accounts receivable and accounts payable. The change in accounts receivable was due to a larger decline in revenues from the fourth quarter to the first quarter in 2016 than in 2017, resulting in a greater reduction in accounts receivable in 2016 than 2017. The change in accounts payable was similarly impacted by the revenue decline which impacts purchasing activity. In addition, the number of days payable on hand decreased by one day in 2017 compared to an increase of four days in 2016.

Investing Activities
Net cash used for investing activities increased by $1.5 million compared to the prior year due to higher capital expenditures, offset by increased proceeds from asset sales.

Financing Activities
Net cash provided by (used for) financing activities increased by $106.5 million compared to the prior year primarily due to the change in cash from operating activities. The Company increased its net borrowings under the ABL Facility in 2017 to fund the change in working capital. In 2016 the cash provided by operating activities was used to pay down the borrowings on the ABL Facility. In addition, the Company experienced an unfavorable change in book overdrafts and a payment against the TRA contingent liability, which partially offset the net borrowing under the ABL facility.

Funding and Liquidity Strategy

On August 11, 2016, the Company amended its ABL Facility to, among other things, extend the maturity date to August 11, 2021. All other significant terms remained consistent. See Note 3, Debt, for additional information regarding the Company's debt position.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2017, the available additional borrowing capacity under the ABL Facility was approximately $365.3 million.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At March 31, 2017, the above test was not applicable and is not expected to be applicable in the next 12 months.

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

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of March 31, 2017, other than operating lease obligations and the letters of credit under the ABL Facility. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes to the Company's contractual obligations from those disclosed in Veritiv's Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies and Estimates

There have been no material changes to the Company's critical accounting policies and estimates from those disclosed in Veritiv's Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Standards

See Note 1, Business and Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements for information regarding recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 10, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6. EXHIBITS

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITIV CORPORATION
(Registrant)

Date:	May 3, 2017	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2017	By: /s/ W. Forrest Bell
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