Form 10-Q
period 2017-06-30
Veritiv Corp
filed 2017-08-02
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant's common stock as of July 28, 2017 was 15,700,204.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales (including sales to related party of $7.4, $9.1, $16.3 and $18.1, respectively)	$2,028.9	$2,060.8	$4,023.5	$4,080.6
Cost of products sold (including purchases from related party of $45.2, $46.6, $92.3 and $102.9, respectively) (exclusive of depreciation and amortization shown separately below)	1,660.5	1,687.9	3,289.8	3,342.4
Distribution expenses	122.7	121.7	248.9	249.2
Selling and administrative expenses	210.1	207.7	421.7	408.6
Depreciation and amortization	13.7	13.6	26.8	27.1
Integration expenses	7.5	6.1	13.9	12.3
Restructuring charges (income)	23.2	(0.3)	27.3	1.4
Operating income (loss)	(8.8)	24.1	(4.9)	39.6
Interest expense, net	7.4	6.4	13.8	12.9
Other expense, net	0.6	3.6	1.7	5.1
Income (loss) before income taxes	(16.8)	14.1	(20.4)	21.6
Income tax expense (benefit)	(7.7)	6.2	(9.1)	10.4
Net income (loss)	$(9.1)	$7.9	$(11.3)	$11.2

Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$(0.58)	$0.49	$(0.72)	$0.70

Weighted average shares outstanding:
Basic and diluted	15.70	16.00	15.70	16.00

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(9.1)	$7.9	$(11.3)	$11.2
Other comprehensive income (loss):
Foreign currency translation adjustments	2.6	(1.6)	5.4	2.2
Change in fair value of cash flow hedge, net of $0.0, $0.1, $0.0 and $0.2 tax, respectively	0.0	0.0	(0.1)	(0.3)
Pension liability adjustments, net of $0.0, $0.0, $0.0 and $0.1 tax, respectively	0.0	0.1	0.1	0.2
Other comprehensive income (loss)	2.6	(1.5)	5.4	2.1
Total comprehensive income (loss)	$(6.5)	$6.4	$(5.9)	$13.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$55.3	$69.6
Accounts receivable, less allowances of $36.1 and $34.5, respectively	1,055.8	1,048.3
Related party receivable	3.4	3.9
Inventories	715.1	707.9
Other current assets	131.2	118.9
Total current assets	1,960.8	1,948.6
Property and equipment (net of depreciation and amortization of $304.9 and $292.8, respectively)	350.2	371.8
Goodwill	50.2	50.2
Other intangibles, net	19.9	21.0
Deferred income tax assets	72.5	61.8
Other non-current assets	29.5	30.3
Total assets	$2,483.1	$2,483.7
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$620.7	$654.1
Related party payable	11.9	9.0
Accrued payroll and benefits	57.8	84.4
Other accrued liabilities	98.0	102.5
Current maturities of long-term debt	2.4	2.9
Financing obligations, current portion (including obligations to related party of $14.5 and $14.9, respectively)	15.1	14.9
Total current liabilities	805.9	867.8
Long-term debt, net of current maturities	792.6	749.2
Financing obligations, less current portion (including obligations to related party of $160.0 and $176.1, respectively)	185.8	176.1
Defined benefit pension obligations	25.8	27.6
Other non-current liabilities	129.3	121.2
Total liabilities	1,939.4	1,941.9
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized, 16.0 million shares issued; shares outstanding - 15.7 million at June 30, 2017 and December 31, 2016 respectively	0.2	0.2
Additional paid-in capital	582.3	574.5
Accumulated earnings	8.4	19.7
Accumulated other comprehensive loss	(33.6)	(39.0)
Treasury stock at cost - 0.3 million shares at June 30, 2017 and December 31, 2016	(13.6)	(13.6)
Total shareholders' equity	543.7	541.8
Total liabilities and shareholders' equity	$2,483.1	$2,483.7

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
Operating activities	2017	2016
Net income (loss)	$(11.3)	$11.2
Depreciation and amortization	26.8	27.1
Amortization of deferred financing fees	1.3	2.2
Net losses (gains) on dispositions of property and equipment	(1.1)	(2.5)
Long-lived asset impairment charges	0.7	1.0
Provision for allowance for doubtful accounts	3.7	(2.6)
Deferred income tax provision (benefit)	(10.5)	6.5
Stock-based compensation	7.8	5.1
Other non-cash items, net	2.0	5.6
Changes in operating assets and liabilities
Accounts receivable and related party receivable	(4.4)	43.8
Inventories	(2.7)	31.9
Other current assets	(2.9)	(1.3)
Accounts payable and related party payable	10.2	36.9
Accrued payroll and benefits	(26.9)	(28.8)
Other accrued liabilities	(3.5)	(13.9)
Other	6.9	0.6
Net cash provided by (used for) operating activities	(3.9)	122.8
Investing activities
Property and equipment additions	(21.3)	(17.8)
Proceeds from asset sales	11.1	4.9
Net cash used for investing activities	(10.2)	(12.9)
Financing activities
Change in book overdrafts	(44.3)	0.9
Borrowings of long-term debt	2,353.0	2,202.5
Repayments of long-term debt	(2,291.8)	(2,308.8)
Payments under equipment capital lease obligations	(2.0)	(1.8)
Payments under financing obligations (including obligations to related party of $7.2 and $11.2, respectively)	(7.4)	(11.2)
Payments under Tax Receivable Agreement	(8.5)	—
Net cash used for financing activities	(1.0)	(118.4)
Effect of exchange rate changes on cash	0.8	0.2
Net change in cash	(14.3)	(8.3)
Cash at beginning of period	69.6	54.4
Cash at end of period	$55.3	$46.1
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$0.4	$2.0
Cash paid for interest	12.2	10.3
Non-cash investing and financing activities
Non-cash additions to property and equipment	$8.2	$1.9

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business distributor of packaging, facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger (the "Merger") of International Paper Company's xpedx distribution solutions business ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource"). The Company operates from approximately 160 distribution centers primarily throughout the U.S., Canada and Mexico.

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
January 1, 2018; early adoption date is no earlier than the annual period beginning after December 15, 2016
The Company’s analysis of the impact of this standard is ongoing. Focus areas continue to be the impacts of accounting for customer rebates and principal/agent considerations. During the second quarter, work began on the disclosure requirements and internal control assessments. As the analysis is not yet complete, the Company cannot provide a financial impact assessment at this time, nor provide a determination as to the effect of the new standard on its internal control over financial reporting and other changes in business practices and processes. The Company will make a decision on the method of adoption once its analysis of the impact of this standard is complete, which is anticipated to be late in the third quarter or early in the fourth quarter of 2017. The Company will adopt this ASU on January 1, 2018.

ASU 2016-02, Leases (Topic 842)
The standard requires lessees to put most leases on their balance sheet but recognize expenses in their statement of operations in a manner similar to current accounting guidance. The new standard also eliminates the current guidance related to real estate specific provisions. The guidance requires application on a modified retrospective basis to leases that existed at the beginning of the earliest period presented and those entered into thereafter but prior to the effective date. The standard permits entities to elect a package of practical expedients which must be applied consistently to all leases that commenced prior to the effective date. If the package of practical expedients is elected, entities do not need to reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The guidance also allows entities to make certain policy elections under the new standard, including: (i) the use of hindsight to determine lease term and when assessing existing right of use assets for impairment; (ii) a policy to not record short-term leases on the balance sheet; and (iii) a policy to not separate lease and non-lease components.

January 1, 2019; early adoption is permitted
The Company is currently evaluating this standard and anticipates that its adoption will have a material impact on the Consolidated Financial Statements and related disclosures as it will result in recording virtually all operating leases on the balance sheet as a lease obligation and right of use asset. The Company’s preliminary assessment has focused on system readiness and the policy elections and practical expedients permitted by the standard. Lease software has been implemented that will better enable the Company to implement the standard. The Company currently anticipates electing to apply the package of practical expedients to all leases that commenced prior to the date of adoption. Based on the analysis performed to date, the Company anticipates making a policy election to not include short-term leases on the Consolidated Balance Sheets and to separate lease and non-lease components. A decision has not been made regarding the use of hindsight when determining lease term and assessing existing right of use assets for impairment. The assessment is ongoing and the preliminary conclusions are subject to change. At this time the Company is unable to quantify the impact that the adoption of this standard will have on the Consolidated Financial Statements and related disclosures. The Company currently plans to adopt this ASU on January 1, 2019.

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
		January 1, 2020; early adoption is permitted for fiscal years beginning after December 15, 2018	The Company is currently evaluating the impact this ASU will have on its Consolidated Financial Statements and related disclosures. The Company currently plans to adopt this ASU on January 1, 2020.
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
January 1, 2018; early adoption is permitted as of the first interim period of an annual period for which interim or annual financial statements have not been issued
The Company is currently making its assessment of the impact that this ASU will have on its Consolidated Financial Statements and related disclosures using results from 2016 and year-to-date 2017; the impact is not expected to be material. The Company will adopt this ASU on January 1, 2018.

Recently Adopted Accounting Standards
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330)
The standard requires companies to measure inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This ASU does not apply to inventories measured by either the last-in first-out ("LIFO") method or retail inventory method. The guidance requires application on a prospective basis.
January 1, 2017
The Company adopted this ASU on January 1, 2017. The adoption did not materially impact its Consolidated Financial Statements or related disclosures. As of June 30, 2017, approximately 87% of the inventory balance was measured using LIFO.

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
ASU 2017-09, Compensation - Stock Compensation (Topic 718)
The standard clarifies the changes to the terms and conditions of a share-based payment award that require an entity to apply modification accounting. The guidance requires application on a prospective basis.
		January 1, 2018; early adoption is permitted	The Company adopted this ASU on April 1, 2017. The adoption did not materially impact the Consolidated Financial Statements or the related disclosures.

2. INTEGRATION AND RESTRUCTURING CHARGES

Integration Charges

The Company currently expects net costs and charges associated with achieving anticipated cost savings and other synergies from the Merger (excluding charges relating to the complete or partial withdrawal from multi-employer pension plans ("MEPP"), some of which are uncertain at this time, and including cash proceeds from sales of assets related to consolidation), to be approximately $225 million to $250 million over a five-year period from July 1, 2014, including approximately $90 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. Through June 30, 2017, the Company has incurred approximately $229 million in costs and charges, including approximately $75 million for capital expenditures.

During the three and six months ended June 30, 2017 and 2016, Veritiv incurred costs and charges related primarily to: internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate the combined businesses of xpedx and Unisource.

The following table summarizes the components of integration expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Integration management	$3.7	$2.0	$6.7	$3.8
Retention compensation	0.1	0.9	0.2	2.0
Information technology conversion costs	2.2	1.3	4.0	2.4
Rebranding	0.2	0.5	0.3	1.2
Legal, consulting and other professional fees	0.5	0.5	0.9	1.0
Other	0.8	0.9	1.8	1.9
Total integration expenses	$7.5	$6.1	$13.9	$12.3

Veritiv Restructuring Plan
As part of the Merger, the Company is executing on a multi-year restructuring program of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. The restructuring plan includes initiatives to: (i) consolidate warehouse facilities in overlapping markets, (ii) improve efficiency of the delivery network, (iii) consolidate customer service centers, (iv) reorganize the field sales and operations functions and (v) restructure the corporate general and administrative functions. As part of its restructuring efforts, the Company continues to evaluate its operations outside of North America to identify additional cost saving opportunities. The Company may elect to restructure its operations in specific countries, which may include staff reductions, lease terminations and facility closures or the complete exit of a market. The Company may continue to record restructuring charges in the future as restructuring activities progress, which may include gains or losses from the disposition of assets. As of June 30, 2017, the Company held for sale $11.0 million in assets related to these activities, which are included in other current assets on the Condensed Consolidated Balance Sheets.

Related to these company-wide initiatives, the Company recorded estimated restructuring charges of $23.2 million and income of $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and restructuring charges of $27.3 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively. The increase in charges in both the three and six months periods of 2017 over the same periods in 2016 primarily related to: (i) a $13.2 million MEPP withdrawal estimate, (ii) $2.5 million severance costs and (iii) other facility relocation and related support costs. See Note 11, Segment Information, for the impact these charges had on the Company's reportable segments. Other direct costs reported in the tables below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The following is a summary of the Company's restructuring activity for the three and six months ended June 30, 2017:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2016	$1.8	$8.0	$9.8
Costs incurred	1.4	3.1	4.5
Payments	(1.2)	(2.8)	(4.0)
Balance at March 31, 2017	2.0	8.3	10.3
Costs incurred	3.9	19.7	23.6
Payments	(2.0)	(5.4)	(7.4)
Balance at June 30, 2017	$3.9	$22.6	$26.5

In addition, the Company recognized net non-cash gains of $0.4 million and $0.8 million related to vacating certain of its facilities for the three and six months ended June 30, 2017, respectively.

The following is a summary of the Company's restructuring activity for the three and six months ended June 30, 2016:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2015	$1.7	$0.4	$2.1
Costs incurred	0.7	0.3	1.0
Payments	(0.9)	(0.4)	(1.3)
Balance at March 31, 2016	1.5	0.3	1.8
Costs incurred	0.9	1.5	2.4
Payments	(0.6)	(1.0)	(1.6)
Balance at June 30, 2016	$1.8	$0.8	$2.6

In addition, the Company recognized net non-cash gains of $2.7 million and $2.0 million related to vacating certain of its facilities for the three and six months ended June 30, 2016, respectively.

3. DEBT AND OTHER OBLIGATIONS

The Company's long-term debt obligations were as follows:

(in millions)	June 30, 2017	December 31, 2016
Asset-Based Lending Facility (the "ABL Facility")	$789.9	$726.9
Equipment capital lease and other obligations	5.1	25.2
Total debt	795.0	752.1
Less: current maturities of long-term debt	(2.4)	(2.9)
Long-term debt, net of current maturities	$792.6	$749.2

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of June 30, 2017, the available additional borrowing capacity under the ABL Facility was approximately $375.8 million.

The equipment capital lease and other obligations reported in the table above includes $19.1 million related to the accumulated construction costs for the Toronto build-to-suit arrangement as of December 31, 2016. This project was completed during the second quarter of 2017 and is accounted for as a financing obligation. As such, for periods beginning with the second quarter of 2017 the obligation value is shown in the table below as other financing, in addition to the Company's related party financing obligations.

The Company's long-term financing obligations were as follows:

(in millions)	June 30, 2017	December 31, 2016
Obligations to related party	$174.4	$191.0
Obligations - other financing	26.5	—
Total financing obligations	200.9	191.0
Less: current portion of financing obligations	(15.1)	(14.9)
Financing obligations, less current portion	$185.8	$176.1

From the Merger through June 30, 2017, the Company has terminated agreements for six of the related party financed properties and therefore triggered an early termination of each respective property's financing agreement. One of these terminations also involved the purchase of a facility in Austin, Texas. See Note 5, Related Party Transactions for additional information related to that purchase. Upon termination of a property's financing agreement, the Company recognizes the non-cash effects of the derecognition of (i) the property and equipment and (ii) the corresponding financing obligation, as other non-cash items, net, on the Condensed Consolidated Statements of Cash Flows. Any gain or loss realized upon derecognition has been included in other expense, net or restructuring charges (income) on the Condensed Consolidated

Statements of Operations, based upon the rationale for the termination. For the six months ended June 30, 2017, these non-cash effects related to the derecognition of the property and equipment and corresponding financing obligations totaled $9.3 million and $9.6 million, respectively. For the six months ended June 30, 2016, there were no terminations related to these financed properties. Unless terminated early, upon the expiration of the term of the remaining related party financing agreements, the net remaining financing obligation of $160.0 million will be settled by the return of the assets to the owner.

In May 2017, the Company entered into a purchase and sale agreement under which Veritiv agreed to sell the previously acquired Austin, Texas facility to an unrelated third party. Upon the closing of the sale, Veritiv entered into a lease of the facility for an initial period of ten years with two optional five-year renewal terms. The sale-leaseback transaction does not provide for any continuing involvement by the Company other than a normal lease for use of the property during the lease term. The transaction resulted in net cash proceeds of $9.1 million and a related deferred gain of $5.4 million. The Company expects to recognize the gain over the initial ten-year lease period on a straight-line basis as a reduction to selling and administrative expenses in the Condensed Consolidated Statements of Operations. The current portion of the deferred gain is included in other accrued liabilities and the non-current portion of the deferred gain is included in other non-current liabilities on the Condensed Consolidated Balance Sheets.

4. INCOME TAXES

The Company’s provision for income taxes for the three and six months ended June 30, 2017 and 2016 is based on the estimated annual effective tax rate, plus any discrete items.

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Income (loss) before income taxes	$(16.8)	$14.1	$(20.4)	$21.6
Income tax expense (benefit)	(7.7)	6.2	(9.1)	10.4
Effective tax rate	45.8%	44.0%	44.6%	48.1%

The difference between the Company’s effective tax rates for the three and six months ended June 30, 2017 and 2016 and the U.S. statutory tax rate of 35.0% primarily relates to state income taxes (net of federal income tax benefit), non-deductible expenses and the Company's income (loss) by jurisdiction. The effective tax rate may vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses and other items that could impact the effective tax rate.

5. RELATED PARTY TRANSACTIONS

Agreements with the UWWH Stockholder

On March 22, 2017, UWW Holdings, LLC (the "UWWH Stockholder"), one of Veritiv's existing stockholders and the former sole stockholder of UWWH, sold 1.80 million shares of Veritiv common stock in a block trade. The Company did not sell any shares and did not receive any of the proceeds. In conjunction with this transaction, Veritiv incurred approximately $0.2 million in transaction-related fees, which are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. The UWWH Stockholder beneficially owned 27.3% of Veritiv's outstanding common stock as of June 30, 2017.

In January 2017, in connection with the Tax Receivable Agreement ("TRA") executed at the time of the Merger, Veritiv paid $8.7 million total, of which $8.5 million was the principal amount, to the UWWH Stockholder for the utilization of pre-merger net operating losses ("NOL" or "NOLs") in its 2015 federal and state tax returns. See Note 7, Fair Value Measurements for additional information regarding the TRA.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and related private placement, Georgia-Pacific, as joint owner of the UWWH Stockholder, is a related party.

The following tables summarize the financial impact of these related party transactions with Georgia-Pacific:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Sales to Georgia-Pacific, reflected in net sales	$7.4	$9.1	$16.3	$18.1
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	45.2	46.6	92.3	102.9

(in millions)	June 30, 2017	December 31, 2016
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$23.2	$24.8
Related party payable to Georgia-Pacific	11.9	9.0
Related party receivable from Georgia-Pacific	3.4	3.9

Facilities

In April 2016, Veritiv assumed ownership of a warehouse and distribution facility located in Austin, Texas that was subleased from Georgia-Pacific. The Company exercised its right of first refusal and matched a $5.4 million offer from an unrelated third party to purchase the facility directly from the owner. This transaction was accounted for as a settlement of the financing obligation related to the facility. Accordingly, Veritiv recognized a $1.3 million loss on the transaction, which is reflected in other expense, net, on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016.

6. DEFINED BENEFIT PLANS

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit plans and Supplemental Executive Retirement Plans in the U.S. and Canada. Net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.5	$0.1	$0.5	$0.0
Interest cost	0.7	0.6	0.9	0.8
Expected return on plan assets	(1.3)	(0.9)	(1.3)	(0.9)
Amortization of net loss	0.0	0.0	0.1	0.0
Net periodic benefit cost (credit)	$(0.1)	$(0.2)	$0.2	$(0.1)

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$1.0	$0.2	$0.9	$0.1
Interest cost	1.4	1.3	1.8	1.6
Expected return on plan assets	(2.6)	(1.8)	(2.6)	(1.8)
Amortization of net loss	0.0	0.1	0.1	0.1
Net periodic benefit cost (credit)	$(0.2)	$(0.2)	$0.2	$0.0

7. FAIR VALUE MEASUREMENTS

At June 30, 2017 and December 31, 2016, the carrying amounts of cash, receivables, payables and other components of other current assets and other current liabilities approximate their fair values due to the short maturity of these items.

Certain of the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at their fair values on a nonrecurring basis as a result of impairment charges. There were no impairment charges for the three months ended June 30, 2017. For the six months ended June 30, 2017, the Company recognized $0.7 million in non-restructuring impairment charges related to a software asset which will not be placed into service and has no alternative use. For the three and six months ended June 30, 2016, the Company recognized $0.6 million and $1.0 million in non-restructuring impairment charges related to software assets and the sale of a facility, respectively.

The Company's liabilities disclosed at fair value at June 30, 2017 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$789.9		$789.9
Tax Receivable Agreement	61.4			61.4

The Company's liabilities disclosed at fair value at December 31, 2016 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$726.9		$726.9
Tax Receivable Agreement	67.9			67.9

Borrowings under the ABL Facility are at variable market interest rates and, accordingly, the carrying amount approximates fair value.

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the TRA at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the TRA is a Level 3 measurement, which relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company’s projected revenues, taxable income and assumptions about the utilization of Unisource’s NOLs, attributable to taxable periods prior to the Merger, by the Company). The amount payable under the TRA is contingent on the Company generating a certain level of taxable income prior to the expiration of the NOL carryforwards. Moreover, future trading of Company stock by significant stockholders may result in additional ownership changes as defined under Section 382 of the Internal Revenue Code, further limiting the use of Unisource's NOLs and the amount ultimately payable under the TRA. The contingent liability is remeasured at fair value at each reporting period end with the change in fair value recognized in other expense, net on the Condensed Consolidated Statements of Operations. At June 30, 2017, the Company remeasured the contingent liability using a discount rate of 4.4% (Moody's daily long-term corporate BAA bond yield).

The following table provides a reconciliation of the beginning and ending balance of the contingent liability for the three and six months ended June 30, 2017:

(in millions)	Contingent Liability
Balance at December 31, 2016	$67.9
Change in fair value adjustment recorded in other expense, net	0.9
Principal payment	(8.5)
Balance at March 31, 2017	60.3
Change in fair value adjustment recorded in other expense, net	1.1
Balance at June 30, 2017	$61.4

The following table provides a reconciliation of the beginning and ending balance of the contingent liability for the three and six months ended June 30, 2016:

(in millions)	Contingent Liability
Balance at December 31, 2015	$63.0
Change in fair value adjustment recorded in other expense, net	1.8
Balance at March 31, 2016	64.8
Change in fair value adjustment recorded in other expense, net	2.0
Balance at June 30, 2016	$66.8

There have been no transfers between the fair value measurement levels for the three and six months ended June 30, 2017. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

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

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Numerator:
Net income (loss)	$(9.1)	$7.9	$(11.3)	$11.2

Denominator:
Weighted average number of shares outstanding – basic and diluted	15.70	16.00	15.70	16.00

Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$(0.58)	$0.49	$(0.72)	$0.70

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	0.46	0.20	0.43	0.20
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.45	0.34	0.45	0.34

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides the components of accumulated other comprehensive loss ("AOCL") at June 30, 2017 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2016	$(29.2)	$(9.1)	$(0.7)	$(39.0)
Unrealized net gains (losses) arising during the period	2.8	0.1	(0.1)	2.8
Net current period other comprehensive income (loss)	2.8	0.1	(0.1)	2.8
Balance at March 31, 2017	(26.4)	(9.0)	(0.8)	(36.2)
Unrealized net gains (losses) arising during the period	2.6	—	—	2.6
Net current period other comprehensive income (loss)	2.6	—	—	2.6
Balance at June 30, 2017	$(23.8)	$(9.0)	$(0.8)	$(33.6)

The following table provides the components of AOCL at June 30, 2016 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2015	$(27.1)	$(7.4)	$(0.5)	$(35.0)
Unrealized net gains (losses) arising during the period	3.8	—	(0.3)	3.5
Amounts reclassified from AOCL	—	0.1	—	0.1
Net current period other comprehensive income (loss)	3.8	0.1	(0.3)	3.6
Balance at March 31, 2016	(23.3)	(7.3)	(0.8)	(31.4)
Unrealized net gains (losses) arising during the period	(1.6)	—	0.0	(1.6)
Amounts reclassified from AOCL	—	0.1	—	0.1
Net current period other comprehensive income (loss)	(1.6)	0.1	—	(1.5)
Balance at June 30, 2016	$(24.9)	$(7.2)	$(0.8)	$(32.9)

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various lawsuits, claims and regulatory and administrative proceedings arising out of its business relating to general commercial and contractual matters, governmental regulations, intellectual property rights, labor and employment matters, tax and other actions.

Although the ultimate outcome of any legal proceeding or investigation cannot be predicted with certainty, based on present information, including the Company's assessment of the merits of the particular claim, the Company does not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on its results of operations, financial condition or cash flows.

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

New England Teamsters and Trucking Industry Pension Fund

During the second quarter of 2017, the Company closed its facility in Wilmington, Massachusetts as part of its plan to consolidate operations in the northeastern United States. In connection with this closure, the Company ceased contributions to the New England Teamsters and Trucking Industry Pension Fund (the “NE Fund”), a multi-employer pension plan, for participating employees who previously worked at this facility. In June 2017, the Company was presented with a Demand for Payment of Withdrawal Liability (the “Demand”) from the NE Fund in the amount of $10.9 million, payable in 240 equal monthly installments beginning in August 2017. The Company is currently assessing the merits of the Demand and, pursuant to Employee Retirement Income Security Act of 1974 ("ERISA") regulations, may seek review of the Demand within a certain time frame after receipt. A charge for the Demand was recorded as a component of restructuring charges (income) in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017. If the Company seeks review of the Demand, the results of such review may require an adjustment to the charge recorded for the withdrawal liability contained in the Demand.

Also as part of this same consolidation, the Company's Windsor and Middletown, Connecticut facilities were closed and relocated to Enfield, Connecticut. Employees at both the Windsor and Middletown locations were covered by separate collective bargaining agreements. Employees at the Middletown location had also participated in the NE Fund. The Company is currently negotiating a new collective bargaining agreement for the Enfield, Connecticut facility to replace the legacy Windsor and Middletown, Connecticut agreements. To the extent the multi-employer pension plan benefits provided in the new Enfield, Connecticut collective bargaining agreement differ from those historically provided through the NE Fund, the withdrawal liability charge discussed above may require adjustment.

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

The following tables present net sales, Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges (income), integration expenses and other similar charges including any severance costs, costs associated with warehouse and office openings or closings, consolidation, and relocation and other business optimization expenses, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges, fair value adjustments on the contingent liability associated with the TRA and certain other adjustments), which is the metric management uses to assess operating performance of the segments, and certain other measures for each of the reportable segments and Corporate & Other for the periods presented:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Three Months Ended June 30, 2017
Net sales	$744.6	$329.1	$694.8	$223.9	$1,992.4	$36.5	$2,028.9
Adjusted EBITDA	54.1	9.8	17.6	6.0	87.5	(45.0)
Depreciation and amortization	3.3	1.5	2.6	0.5	7.9	5.8	13.7
Restructuring charges (income)	4.9	2.9	4.4	0.0	12.2	11.0	23.2

Three Months Ended June 30, 2016
Net sales	$704.8	$322.0	$751.7	$252.5	$2,031.0	$29.8	$2,060.8
Adjusted EBITDA	59.2	13.9	19.7	5.9	98.7	(48.6)
Depreciation and amortization	3.1	1.5	3.2	0.8	8.6	5.0	13.6
Restructuring charges (income)	0.1	0.2	(0.6)	0.0	(0.3)	0.0	(0.3)

Six Months Ended June 30, 2017
Net sales	$1,466.4	$635.9	$1,393.5	$457.9	$3,953.7	$69.8	$4,023.5
Adjusted EBITDA	104.6	14.8	31.7	12.1	163.2	(90.9)
Depreciation and amortization	6.5	2.9	5.2	1.1	15.7	11.1	26.8
Restructuring charges (income)	6.5	3.3	6.3	0.0	16.1	11.2	27.3

Six Months Ended June 30, 2016
Net sales	$1,376.3	$623.0	$1,510.8	$514.8	$4,024.9	$55.7	$4,080.6
Adjusted EBITDA	105.9	21.4	35.7	9.9	172.9	(87.9)
Depreciation and amortization	6.1	3.0	6.4	1.7	17.2	9.9	27.1
Restructuring charges (income)	0.4	0.5	0.3	0.0	1.2	0.2	1.4

The table below presents a reconciliation of income (loss) before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Income (loss) before income taxes	$(16.8)	$14.1	$(20.4)	$21.6
Interest expense, net	7.4	6.4	13.8	12.9
Depreciation and amortization	13.7	13.6	26.8	27.1
Restructuring charges (income)	23.2	(0.3)	27.3	1.4
Stock-based compensation	4.1	3.1	7.8	5.1
LIFO reserve decrease (increase)	2.2	2.2	(0.3)	(3.1)
Non-restructuring asset impairment charges	—	0.6	0.7	1.0
Non-restructuring severance charges	0.5	1.4	1.0	2.2
Non-restructuring pension charges	(1.1)	—	(1.1)	—
Integration expenses	7.5	6.1	13.9	12.3
Fair value adjustments on TRA contingent liability	1.1	2.0	2.0	3.8
Other	0.7	0.9	0.8	0.7
Adjustment for Corporate & Other	45.0	48.6	90.9	87.9
Adjusted EBITDA for reportable segments	$87.5	$98.7	$163.2	$172.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report regarding the Company’s future operating results, performance, business plans, prospects, guidance and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "continue," "intend," "should," "will," "would," "planned," "estimated," "potential," "goal," "outlook," "may," "predicts," "could," or the negative of such terms, or other comparable expressions, as they relate to the Company or its business, have been used to identify such forward-looking statements. All forward-looking statements reflect only the Company’s current beliefs and assumptions with respect to future operating results, performance, business plans, prospects, guidance and other matters, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company’s actual operating results, performance, business plans or prospects to differ materially from those expressed in, or implied by, these statements.

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

The following discussion of the Company’s results of operations for the three and six months ended June 30, 2017 should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Executive Overview

Business Overview

Veritiv Corporation ("Veritiv" or the "Company") is a leading North American business-to-business distributor of packaging, facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger (the "Merger") of International Paper Company's xpedx distribution solutions business and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. The Company operates from approximately 160 distribution centers primarily throughout the U.S., Canada and Mexico.

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

Seasonality

The Company’s operating results are subject to seasonal influences.  Historically, the Company's higher consolidated net sales occur during the third and fourth quarters while the lowest consolidated net sales occur during the first quarter. The Packaging segment net sales tend to increase each quarter throughout the year and net sales for the first quarter are typically less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that build up to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment tend to be highest during the third and fourth quarters due to increased summer demand in the away-from-home resort, cruise and hospitality markets, activities related to back-to-school and increased retail activity during the holidays. Within the Print and Publishing segments, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year.

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2017	2016	$	%	2017	2016	$	%
Net sales	$2,028.9	$2,060.8	$(31.9)	(1.5)%	$4,023.5	$4,080.6	$(57.1)	(1.4)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,660.5	1,687.9	(27.4)	(1.6)%	3,289.8	3,342.4	(52.6)	(1.6)%
Distribution expenses	122.7	121.7	1.0	0.8%	248.9	249.2	(0.3)	(0.1)%
Selling and administrative expenses	210.1	207.7	2.4	1.2%	421.7	408.6	13.1	3.2%
Depreciation and amortization	13.7	13.6	0.1	0.7%	26.8	27.1	(0.3)	(1.1)%
Integration expenses	7.5	6.1	1.4	23.0%	13.9	12.3	1.6	13.0%
Restructuring charges (income)	23.2	(0.3)	23.5	*	27.3	1.4	25.9	*
Operating income (loss)	(8.8)	24.1	(32.9)	(136.5)%	(4.9)	39.6	(44.5)	(112.4)%
Interest expense, net	7.4	6.4	1.0	15.6%	13.8	12.9	0.9	7.0%
Other expense, net	0.6	3.6	(3.0)	(83.3)%	1.7	5.1	(3.4)	(66.7)%
Income (loss) before income taxes	(16.8)	14.1	(30.9)	*	(20.4)	21.6	(42.0)	*
Income tax expense (benefit)	(7.7)	6.2	(13.9)	*	(9.1)	10.4	(19.5)	*
Net income (loss)	$(9.1)	$7.9	$(17.0)	*	$(11.3)	$11.2	$(22.5)	*
* - not meaningful

Net Sales

For the three and six months ended June 30, 2017, net sales declined primarily due to decreased net sales in the Print and Publishing segments, partially offset by increased net sales in the Packaging and Facility Solutions segments and Veritiv's logistics solutions business. See the "Segment Results" section for additional information.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)

For the three and six months ended June 30, 2017, cost of products sold decreased primarily due to the lower net sales.

Distribution Expenses

For the three months ended June 30, 2017, distribution expenses increased primarily due to a $4.2 million increase in freight and logistics expenses, driven mostly by increased third party freight and diesel fuel prices. This increase was partially offset by a $3.2 million decrease in other expenses including asset impairments, facilities rent, personnel expenses and insurance expense. The decreases were driven primarily by warehouse consolidations.

For the six months ended June 30, 2017, distribution expenses were relatively flat. Decreases in several items, including (i) a $1.5 million decrease in personnel expenses, (ii) a $1.4 million decrease in facilities rent and other expenses, (iii) a $1.2 million decrease in insurance expense and (iv) a $1.8 million decrease in maintenance and materials expenses and asset impairments, were offset by a $5.9 million increase in freight and logistics expenses driven mostly by increased third party freight and diesel fuel prices. The decreases were driven primarily by warehouse consolidations.

Selling and Administrative Expenses

For the three months ended June 30, 2017, selling and administrative expenses increased primarily due to (i) a $3.3 million increase in bad debt expense, primarily due to favorable collections experience in the prior period, which resulted in a reduction in bad debt expense and (ii) a $1.0 million increase in marketing and communications expenses driven mostly by an increase in promotions expenses. These impacts were partially offset by a $3.3 million decrease in personnel expenses. Personnel expenses decreased primarily due to a $7.1 million decrease in incentive compensation, which was partially offset by a $3.7 million increase due to increased headcount to support the Company's growth strategy.

For the six months ended June 30, 2017, selling and administrative expenses increased primarily due to (i) a $6.3 million increase in bad debt expense, primarily due to favorable collections experience in the prior period which resulted in a reduction in bad debt expense, (ii) a $4.7 million increase in personnel expenses and (iii) a $1.4 million increase in marketing and communications expenses driven mostly by an increase in promotions expenses. These increases were partially offset by a $2.0 million decrease in professional fees. The increase in personnel expenses was primarily driven by a $9.2 million increase in compensation expense due to additional headcount to support the Company's growth strategy, partially offset by a $6.2 million decrease in incentive compensation.

Depreciation and Amortization

For the three and six months ended June 30, 2017, depreciation and amortization was flat.

Integration Expenses
See Note 2, Integration and Restructuring Charges, to the Condensed Consolidated Financial Statements for information related to the Company's integration efforts.

Restructuring Charges (Income)

For the three and six months ended June 30, 2017, restructuring charges increased $23.5 million and $25.9 million, respectively. See Note 2, Integration and Restructuring Charges, to the Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts. The Company may continue to record restructuring charges in the future as restructuring activities progress, which may include gains or losses from the disposition of assets.

Interest Expense, Net

For the three and six months ended June 30, 2017, interest expense increased $1.0 million and $0.9 million, respectively. Interest expense increased due to (i) an increased average balance on the Company's asset-based lending facility (the "ABL Facility") and (ii) increased interest rates. See Note 3, Debt and Other Obligations to the Condensed Consolidated Financial Statements for information related to the ABL Facility.

Other expense, net

For the three and six months ended June 30, 2017, other expenses decreased $3.0 million and $3.4 million, respectively. These decreases were primarily driven by decreased foreign currency losses and a loss on debt extinguishment in the second quarter of 2016.
Effective Tax Rate
Veritiv's effective tax rate was 45.8% and 44.0% for the three months ended June 30, 2017 and 2016, respectively. Veritiv's effective tax rate was 44.6% and 48.1% for the six months ended June 30, 2017 and 2016, respectively.
The difference between the Company’s effective tax rates and the U.S. statutory tax rate of 35.0% primarily relates to state income taxes (net of federal income tax benefit), non-deductible expenses and the Company's income (loss) by jurisdiction.
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

Veritiv uses Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges (income), integration expenses and other similar charges including any severance costs, costs associated with warehouse and office openings or closings, consolidation, and relocation and other business optimization expenses, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges, fair value adjustments on the contingent liability associated with the Tax Receivable Agreement ("TRA") and certain other adjustments) because Veritiv believes investors commonly use Adjusted EBITDA as a key financial metric for valuing companies. In addition, the credit agreement governing the ABL Facility permits the Company to exclude these and other charges in calculating Consolidated EBITDA, as defined in the ABL Facility.

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

Other companies in the industry may calculate Adjusted EBITDA differently than Veritiv does, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to Veritiv to invest in the growth of its business. Veritiv compensates for these limitations by relying on the Company's U.S. GAAP results and by using Adjusted EBITDA for supplemental purposes. Additionally, Adjusted EBITDA is not an alternative measure of financial performance under U.S. GAAP and therefore should be considered in conjunction with net income and other performance measures such as operating income or net cash provided by operating activities and not as an alternative to such U.S. GAAP measures.

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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Three Months Ended June 30, 2017
Net sales	$744.6	$329.1	$694.8	$223.9	$36.5
Adjusted EBITDA	54.1	9.8	17.6	6.0	(45.0)
Adjusted EBITDA as a % of net sales	7.3%	3.0%	2.5%	2.7%	*

Three Months Ended June 30, 2016
Net sales	$704.8	$322.0	$751.7	$252.5	$29.8
Adjusted EBITDA	59.2	13.9	19.7	5.9	(48.6)
Adjusted EBITDA as a % of net sales	8.4%	4.3%	2.6%	2.3%	*

Six Months Ended June 30, 2017
Net sales	$1,466.4	$635.9	$1,393.5	$457.9	$69.8
Adjusted EBITDA	104.6	14.8	31.7	12.1	(90.9)
Adjusted EBITDA as a % of net sales	7.1%	2.3%	2.3%	2.6%	*

Six Months Ended June 30, 2016
Net sales	$1,376.3	$623.0	$1,510.8	$514.8	$55.7
Adjusted EBITDA	105.9	21.4	35.7	9.9	(87.9)
Adjusted EBITDA as a % of net sales	7.7%	3.4%	2.4%	1.9%	*
* - not meaningful
See Note 11, Segment Information, to the Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of income (loss) before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

The table below presents selected data for the Packaging segment:

	Three Months Ended June 30,		2017 vs. 2016	Six Months Ended June 30,		2017 vs. 2016
(in millions)	2017	2016	Increase (Decrease) %	2017	2016	Increase (Decrease) %
Net sales	$744.6	$704.8	5.6%	$1,466.4	$1,376.3	6.5%
Adjusted EBITDA	54.1	59.2	(8.6)%	104.6	105.9	(1.2)%
Adjusted EBITDA as a % of net sales	7.3%	8.4%		7.1%	7.7%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2017 vs. 2016	2017 vs. 2016
Volume	$51.7	$106.1
Foreign currency	(3.1)	(4.7)
Price/Mix	(8.8)	(11.3)
Total change	$39.8	$90.1

Comparison of the Three Months Ended June 30, 2017 and June 30, 2016

Net sales increased $39.8 million, or 5.6%, compared to the same period in 2016. The net sales increase was primarily attributable to an increase in sales of corrugated products, films and bags due to increases in volume and market prices.

Adjusted EBITDA decreased $5.1 million, or 8.6%, compared to the same period in 2016. The increase in net sales was more than offset by (i) cost of products sold increasing at a faster rate than net sales, (ii) a $4.7 million increase in distribution expenses and (iii) a $3.2 million increase in selling and administrative expenses. The increase in distribution expenses was primarily driven by increased utilization of our distribution network, which is reflected in (i) increased freight and logistics expenses driven mostly by increased third party freight and diesel fuel prices, (ii) increased personnel expenses and (iii) increased facilities rent and other expenses. The increase in selling and administrative expenses was primarily driven by increased personnel expenses associated with increased headcount to support our growth strategy.

Comparison of the Six Months Ended June 30, 2017 and June 30, 2016

Net sales increased $90.1 million, or 6.5%, compared to the same period in 2016. The net sales increase was primarily attributable to an increase in sales of corrugated products, films and bags due to increases in volume and market prices.

Adjusted EBITDA decreased $1.3 million, or 1.2%, compared to the same period in 2016. The increase in net sales was more than offset by (i) cost of products sold increasing at a faster rate than net sales, (ii) a $7.5 million increase in distribution expenses and (iii) a $6.7 million increase in selling and administrative expenses. The increase in distribution expenses was primarily driven by increased utilization of our distribution network, which is reflected in (i) increased freight and logistics expenses driven mostly by increased third party freight and diesel fuel prices, (ii) increased facilities rent and other expenses and (iii) increased personnel expenses. The increase in selling and administrative expenses was primarily driven by (i) a $5.4 million increase in personnel expenses, primarily driven by increased headcount to support our growth strategy and (ii) a $1.2 million increase in bad debt expense, primarily due to favorable collections experience in the prior year.

Facility Solutions

The table below presents selected data for the Facility Solutions segment:

	Three Months Ended June 30,		2017 vs. 2016	Six Months Ended June 30,		2017 vs. 2016
(in millions)	2017	2016	Increase (Decrease) %	2017	2016	Increase (Decrease) %
Net sales	$329.1	$322.0	2.2%	$635.9	$623.0	2.1%
Adjusted EBITDA	9.8	13.9	(29.5)%	14.8	21.4	(30.8)%
Adjusted EBITDA as a % of net sales	3.0%	4.3%		2.3%	3.4%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2017 vs. 2016	2017 vs. 2016
Volume	$11.2	$19.0
Foreign currency	(2.8)	(1.0)
Price/Mix	(1.3)	(5.1)
Total change	$7.1	$12.9

Comparison of the Three Months Ended June 30, 2017 and June 30, 2016

Net sales increased $7.1 million, or 2.2%, compared to the same period in 2016. The net sales increase was primarily attributable to increased sales of food service products, chemicals and safety supplies.

Adjusted EBITDA decreased $4.1 million, or 29.5%, compared to the same period in 2016. The increase in net sales was more than offset by (i) a $2.7 million increase in distribution expenses, (ii) a $2.1 million increase in selling and administrative expenses and (iii) cost of products sold increasing at a faster rate than net sales. The increase in distribution expenses was primarily driven by increased utilization of our distribution network, and is evidenced in (i) increased freight and logistics expenses driven mostly by increased third party freight and diesel fuel prices and (ii) increased personnel expenses. The increase in selling and administrative expenses was primarily driven by (i) a $1.1 million increase in marketing and communications expenses driven mostly by an increase in promotions expenses and (ii) a $1.4 million increase in other expenses including bad debt expense, primarily due to favorable collections experience in the prior period, which resulted in a reduction in bad debt expense, and personnel expenses, primarily driven by increased headcount to support our growth strategy.

Comparison of the Six Months Ended June 30, 2017 and June 30, 2016

Net sales increased $12.9 million, or 2.1%, compared to the same period in 2016. The net sales increase was primarily attributable to increased sales of food service products and chemicals.

Adjusted EBITDA decreased $6.6 million, or 30.8%, compared to the same period in 2016. The increase in net sales was more than offset by (i) cost of products sold increasing at a faster rate than net sales, in part due to non-recurring items, (ii) a $3.2 million increase in selling and administrative expenses and (iii) a $2.5 million increase in distribution expenses. The increase in selling and administrative expenses was primarily driven by (i) a $1.4 million increase in marketing and communications expenses driven mostly by an increase in promotions expenses, (ii) a $1.1 million increase in bad debt expense, primarily due to favorable collections experience in the prior period, which resulted in a reduction in bad debt expense and (iii) a $1.0 million increase in personnel expenses primarily driven by increased headcount to support our growth strategy. The increase in distribution expenses was primarily driven by increased utilization of our distribution network and is evidenced in increased freight and logistics expenses driven mostly by increased third party freight and diesel fuel prices.

Print

The table below presents selected data for the Print segment:

	Three Months Ended June 30,		2017 vs. 2016	Six Months Ended June 30,		2017 vs. 2016
(in millions)	2017	2016	Increase (Decrease) %	2017	2016	Increase (Decrease) %
Net sales	$694.8	$751.7	(7.6)%	$1,393.5	$1,510.8	(7.8)%
Adjusted EBITDA	17.6	19.7	(10.7)%	31.7	35.7	(11.2)%
Adjusted EBITDA as a % of net sales	2.5%	2.6%		2.3%	2.4%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2017 vs. 2016	2017 vs. 2016
Volume	$(56.5)	$(121.6)
Foreign currency	(2.2)	(0.9)
Price/Mix	1.8	5.2
Total change	$(56.9)	$(117.3)

Comparison of the Three Months Ended June 30, 2017 and June 30, 2016

Net sales decreased $56.9 million, or 7.6%, compared to the same period in 2016. The net sales decrease was primarily attributable to the continued secular decline in the paper industry.

Adjusted EBITDA decreased $2.1 million, or 10.7%, compared to the same period in 2016. The Adjusted EBITDA decrease was primarily attributable to the decline in net sales. The decline in net sales was partially offset by (i) a $4.1 million decrease in distribution expenses, (ii) cost of products sold decreasing at a faster rate than net sales and (iii) a $0.6 million decrease in selling and administrative expenses. The decrease in distribution expenses was primarily due to decreased utilization of our distribution network and was evidenced in decreased facilities rent and other expenses, and personnel expenses. The decrease in selling and administrative expenses was primarily driven by decreased personnel expenses.

Comparison of the Six Months Ended June 30, 2017 and June 30, 2016

Net sales decreased $117.3 million, or 7.8%, compared to the same period in 2016. The net sales decrease was primarily attributable to the continued secular decline in the paper industry.

Adjusted EBITDA decreased $4.0 million, or 11.2%, compared to the same period in 2016. The Adjusted EBITDA decrease was primarily attributable to the decline in net sales. The decline in net sales was partially offset by (i) a $6.5 million decrease in distribution expenses, (ii) cost of products sold decreasing at a faster rate than net sales and (iii) a $2.1 million decrease in selling and administrative expenses. The decrease in distribution expenses was primarily driven by decreased utilization of our distribution network and was evidenced in an $8.8 million decrease in facilities rent, personnel, maintenance and materials, insurance, and other expenses, partially offset by a $2.6 million increase in freight and logistics expenses. The decrease in selling and administrative expenses was primarily driven by decreased personnel expenses.

Publishing

The table below presents selected data for the Publishing segment:

	Three Months Ended June 30,		2017 vs. 2016	Six Months Ended June 30,		2017 vs. 2016
(in millions)	2017	2016	Increase (Decrease) %	2017	2016	Increase (Decrease) %
Net sales	$223.9	$252.5	(11.3)%	$457.9	$514.8	(11.1)%
Adjusted EBITDA	6.0	5.9	1.7%	12.1	9.9	22.2%
Adjusted EBITDA as a % of net sales	2.7%	2.3%		2.6%	1.9%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2017 vs. 2016	2017 vs. 2016
Volume	$(42.7)	$(71.7)
Foreign currency	—	(0.1)
Price/Mix	14.1	14.9
Total change	$(28.6)	$(56.9)

Comparison of the Three Months Ended June 30, 2017 and June 30, 2016

Net sales decreased $28.6 million, or 11.3%, compared to the same period in 2016. The net sales decrease was primarily attributable to the continued secular decline in the paper industry, including customers that have moved away from or reduced printed collateral.

Adjusted EBITDA increased $0.1 million, or 1.7%, compared to the same period in 2016. The Adjusted EBITDA increase was primarily attributable to cost of products sold decreasing at a faster rate than net sales.

Comparison of the Six Months Ended June 30, 2017 and June 30, 2016

Net sales decreased $56.9 million, or 11.1%, compared to the same period in 2016. The net sales decrease was primarily attributable to the continued secular decline in the paper industry, including customers that have moved away from or reduced printed collateral.

Adjusted EBITDA increased $2.2 million, or 22.2%, compared to the same period in 2016. The decrease in net sales was more than offset by cost of products sold decreasing at a faster rate than net sales, due in part to improved cash collections from certain high risk accounts. For such customers, we do not recognize revenue until collectability is reasonably assured, which generally occurs when cash is collected and can occur in a period after the related cost of products sold is recognized. The increase in Adjusted EBITDA was also attributable to a $0.5 million decrease in selling and administrative expenses, primarily driven by decreased personnel expenses.

Corporate & Other

The table below presents selected data for Corporate & Other:

	Three Months Ended June 30,		2017 vs. 2016	Six Months Ended June 30,		2017 vs. 2016
(in millions)	2017	2016	Increase (Decrease) %	2017	2016	Increase (Decrease) %
Net sales	$36.5	$29.8	22.5%	$69.8	$55.7	25.3%
Adjusted EBITDA	(45.0)	(48.6)	7.4%	(90.9)	(87.9)	(3.4)%

Comparison of the Three Months Ended June 30, 2017 and June 30, 2016

Net sales increased $6.7 million, or 22.5%, compared to the same period in 2016. The net sales increase was primarily attributable to an increase in freight brokerage services.

Adjusted EBITDA increased $3.6 million compared to the same period in 2016. The Adjusted EBITDA increase was primarily attributable to (i) a $4.3 million decrease in selling and administrative expenses, (ii) the increase in net sales and (iii) a $0.5 million decrease in distribution expenses. The decrease in selling and administrative expenses was primarily driven by a $5.5 million decrease in personnel expenses driven mainly by lower incentive compensation partially offset by increased headcount to support the Company's growth strategy in its logistics solutions business. The decrease in distribution expenses was primarily driven by decreased freight and logistics expenses. These impacts were partially offset by cost of products sold increasing at a faster rate than net sales due primarily to faster growth in our freight brokerage services.

Comparison of the Six Months Ended June 30, 2017 and June 30, 2016

Net sales increased $14.1 million, or 25.3%, compared to the same period in 2016. The net sales increase was primarily attributable to an increase in freight brokerage services.

Adjusted EBITDA decreased $3.0 million compared to the same period in 2016. The Adjusted EBITDA decrease was primarily attributable to (i) cost of products sold increasing at a faster rate than net sales and (ii) a $2.2 million increase in selling and administrative costs. The increase in selling and administrative costs was driven by a $1.7 million increase in non-personnel expenses and an $8.5 million increase in personnel and other expenses due primarily to increased headcount to support the Company's growth strategy offset by an $8.0 million decrease in incentive compensation. These impacts were partially offset by (i) the increase in net sales and (ii) a $2.1 million decrease in distribution expenses due primarily to decreased freight and logistics expenses.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. The following table sets forth a summary of cash flows:

	Six Months Ended June 30,
(in millions)	2017	2016
Net cash provided by (used for):
Operating activities	$(3.9)	$122.8
Investing activities	(10.2)	(12.9)
Financing activities	(1.0)	(118.4)
Operating Activities
Net cash provided by (used for) operating activities decreased by $126.7 million compared to the prior year. Most of the decrease resulted from the decline in operating results and changes in accounts receivable, inventories and accounts payable. The changes in accounts receivable and inventories were due to a larger decline in net sales from the last six months of 2015 to the first six months in 2016 than in the same periods of 2016 and 2017, which resulted in a larger reduction in accounts receivable and inventories for the prior year. Accounts receivable and inventories were also negatively impacted by higher days sales outstanding and days of inventory on hand in 2017. The change in accounts payable was similarly impacted by the net sales decline, which impacts purchasing activity. In addition, the number of days payable on hand decreased slightly in 2017 compared to an increase of four days in 2016.

Investing Activities
Net cash used for investing activities decreased by $2.7 million compared to the prior year due to higher capital expenditures, offset by increased proceeds from asset sales, primarily the sale of the Austin, Texas facility in May 2017 whereby the Company received net proceeds of $9.1 million. See Note 3, Debt and Other Obligations for additional information regarding the Company's debt position.

Financing Activities
Net cash used for financing activities decreased by $117.4 million compared to the prior year primarily due to the change in cash from operating activities. In 2016 the cash provided by operating activities was used to pay down the borrowings on the ABL Facility. In addition, the Company experienced a change in book overdrafts and a payment against the TRA contingent liability in 2017.

Funding and Liquidity Strategy

On August 11, 2016, the Company amended its ABL Facility to, among other things, extend the maturity date to August 11, 2021. All other significant terms remained consistent. See Note 3, Debt and Other Obligations for additional information regarding the Company's debt position.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of June 30, 2017, the available additional borrowing capacity under the ABL Facility was approximately $375.8 million.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At June 30, 2017, the above test was not applicable and is not expected to be applicable in the next 12 months.

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

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of June 30, 2017, other than operating lease obligations and the letters of credit under the ABL Facility. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

VERITIV CORPORATION
(Registrant)

Date:	August 2, 2017	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2017	By: /s/ W. Forrest Bell
Name: W. Forrest Bell
Title: Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Veritiv Corporation 2014 Omnibus Incentive Plan, as amended and restated effective March 8, 2017, incorporated by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A filed on April 13, 2017

10.2
Veritiv Corporation 2015 Annual Incentive Plan, as amended and restated effective March 8, 2017, incorporated by reference to Appendix B of the Company's Definitive Proxy Statement on Schedule 14A filed on April 13, 2017

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