Form 10-Q
period 2017-09-30
Veritiv Corp
filed 2017-11-07
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant's common stock as of November 2, 2017 was 15,700,204.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales (including sales to related party of $8.6, $8.5, $24.9 and $26.6, respectively)	$2,116.8	$2,126.6	$6,140.3	$6,207.2
Cost of products sold (including purchases from related party of $45.7, $71.4, $138.0 and $174.3, respectively) (exclusive of depreciation and amortization shown separately below)	1,736.6	1,743.8	5,026.4	5,086.2
Distribution expenses	132.0	126.0	380.9	375.2
Selling and administrative expenses	228.7	207.3	650.4	615.9
Depreciation and amortization	13.1	13.4	39.9	40.5
Acquisition and integration expenses	14.2	7.3	28.1	19.6
Restructuring charges	2.7	5.8	30.0	7.2
Operating income (loss)	(10.5)	23.0	(15.4)	62.6
Interest expense, net	8.3	8.2	22.1	21.1
Other expense, net	(0.5)	1.2	1.2	6.3
Income (loss) before income taxes	(18.3)	13.6	(38.7)	35.2
Income tax expense (benefit)	(4.0)	8.0	(13.1)	18.4
Net income (loss)	$(14.3)	$5.6	$(25.6)	$16.8

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.91)	$0.35	$(1.63)	$1.05
Diluted earnings (loss) per share	$(0.91)	$0.34	$(1.63)	$1.04

Weighted average shares outstanding:
Basic	15.70	16.00	15.70	16.00
Diluted	15.70	16.27	15.70	16.05

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(14.3)	$5.6	$(25.6)	$16.8
Other comprehensive income (loss):
Foreign currency translation adjustments	2.4	(1.6)	7.8	0.6
Change in fair value of cash flow hedge, net of $0.1, $0.0, $0.1 and $0.2 tax, respectively	0.1	0.0	0.0	(0.3)
Pension liability adjustments, net of $0.0, $0.0, $0.0 and $0.1 tax, respectively	0.0	0.0	0.1	0.2
Other comprehensive income (loss)	2.5	(1.6)	7.9	0.5
Total comprehensive income (loss)	$(11.8)	$4.0	$(17.7)	$17.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$76.5	$69.6
Accounts receivable, less allowances of $45.2 and $34.5, respectively	1,165.1	1,048.3
Related party receivable	3.8	3.9
Inventories	772.6	707.9
Other current assets	134.7	118.9
Total current assets	2,152.7	1,948.6
Property and equipment (net of depreciation and amortization of $317.9 and $292.8, respectively)	341.5	371.8
Goodwill	105.3	50.2
Other intangibles, net	68.3	21.0
Deferred income tax assets	76.3	61.8
Other non-current assets	31.0	30.3
Total assets	$2,775.1	$2,483.7
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$696.3	$654.1
Related party payable	11.2	9.0
Accrued payroll and benefits	61.5	84.4
Other accrued liabilities	130.1	102.5
Current maturities of long-term debt	1.8	2.9
Financing obligations, current portion (including obligations to related party of $10.4 and $14.9, respectively)	11.1	14.9
Total current liabilities	912.0	867.8
Long-term debt, net of current maturities	972.0	749.2
Financing obligations, less current portion (including obligations to related party of $155.2 and $176.1, respectively)	181.9	176.1
Defined benefit pension obligations	25.3	27.6
Other non-current liabilities	148.2	121.2
Total liabilities	2,239.4	1,941.9
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized, 16.0 million shares issued; shares outstanding - 15.7 million at September 30, 2017 and December 31, 2016 respectively	0.2	0.2
Additional paid-in capital	586.1	574.5
Accumulated earnings (deficit)	(5.9)	19.7
Accumulated other comprehensive loss	(31.1)	(39.0)
Treasury stock at cost - 0.3 million shares at September 30, 2017 and December 31, 2016	(13.6)	(13.6)
Total shareholders' equity	535.7	541.8
Total liabilities and shareholders' equity	$2,775.1	$2,483.7

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
Operating activities	2017	2016
Net income (loss)	$(25.6)	$16.8
Depreciation and amortization	39.9	40.5
Amortization of deferred financing fees	1.9	4.9
Net losses (gains) on dispositions of property and equipment	(4.0)	(2.7)
Long-lived asset impairment charges	8.4	4.0
Provision for allowance for doubtful accounts	11.6	0.4
Deferred income tax provision (benefit)	(14.3)	8.1
Stock-based compensation	11.6	7.2
Other non-cash items, net	2.5	4.7
Changes in operating assets and liabilities
Accounts receivable and related party receivable	(87.5)	(48.6)
Inventories	(17.9)	19.9
Other current assets	(6.7)	(8.5)
Accounts payable and related party payable	69.6	38.5
Accrued payroll and benefits	(23.4)	(39.9)
Other accrued liabilities	8.9	3.6
Other	7.3	11.0
Net cash provided by (used for) operating activities	(17.7)	59.9
Investing activities
Property and equipment additions	(26.0)	(29.8)
Proceeds from asset sales	23.1	5.1
Cash paid for purchase of business, net of cash acquired	(144.8)	—
Net cash used for investing activities	(147.7)	(24.7)
Financing activities
Change in book overdrafts	(43.9)	32.9
Borrowings of long-term debt	3,685.2	3,394.4
Repayments of long-term debt	(3,446.5)	(3,439.0)
Payments under equipment capital lease obligations	(2.2)	(2.3)
Payments under financing obligations (including obligations to related party of $11.5 and $14.4, respectively)	(12.9)	(14.4)
Deferred financing fees	—	(2.0)
Payments under Tax Receivable Agreement	(8.5)	—
Net cash provided by (used for) financing activities	171.2	(30.4)
Effect of exchange rate changes on cash	1.1	0.0
Net change in cash	6.9	4.8
Cash at beginning of period	69.6	54.4
Cash at end of period	$76.5	$59.2
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$3.2	$3.1
Cash paid for interest	19.4	15.5
Non-cash investing and financing activities
Non-cash additions to property and equipment	$8.6	$12.3
Contingent consideration for purchase of business: Earn-out	30.0	—

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

Veritiv operates from approximately 170 distribution centers primarily throughout the U.S., Canada and Mexico.

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
January 1, 2018; early adoption date is no earlier than the annual period beginning after December 15, 2016
The Company’s analysis of the impact of this standard is ongoing. Focus areas include the impacts of accounting for customer dedicated inventory and principal/agent considerations. During the third quarter, work continued on the disclosure requirements and internal control assessments. As the analysis is not yet complete, the Company cannot provide a financial impact assessment at this time, nor provide a determination as to the effect of the new standard on its internal control over financial reporting and other changes in business practices and processes. The Company anticipates applying the modified retrospective method of adoption. The Company will adopt this ASU on January 1, 2018.

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

January 1, 2018; early adoption is permitted (early adoption requires the adoption of all amendments in the same period)
The Company is currently evaluating the impact this ASU will have on its Consolidated Financial Statements and related disclosures; the impact is not expected to be material. The Company will adopt this ASU on January 1, 2018.

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
January 1, 2017
The Company adopted this ASU on January 1, 2017. The adoption did not materially impact its Consolidated Financial Statements or related disclosures. As of September 30, 2017, approximately 87% of the inventory balance was measured using LIFO.

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

2. 2017 ACQUISITION

Acquisition of All American Containers - August 2017

On August 31, 2017 (the "Acquisition Date"), Veritiv completed its acquisition of 100% of the equity interest in various All American Containers entities (collectively, "AAC"), a family owned and operated distributor of rigid packaging, including plastic, glass and metal containers, caps, closures and plastic pouches. The acquisition of AAC aligns with the Company's strategy of investing in higher growth and higher margin segments of the business. Through the acquisition, Veritiv gains expertise in rigid plastic, glass and metal packaging that complements its portfolio of packaging products and services. This acquisition also provides Veritiv with additional marketing, selling and distribution channels into the growing U.S. rigid packaging market. The rigid packaging market's primary product categories include paperboard, plastics, metals and glass.

Acquisition-related costs of approximately $6.3 million were expensed as incurred. These costs were recognized in acquisition and integration expenses on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017. These charges are included in the table in Note 3, Acquisition, Integration and Restructuring Charges and related primarily to legal, consulting and other professional fees, and retention.

The acquisition of AAC was accounted for in the Company's financial statements using the acquisition method of accounting. The total consideration to complete the acquisition was approximately $176.6 million. Due to the limited amount of time since the acquisition of AAC, the valuation of certain assets and liabilities is preliminary and, as management receives additional information during the measurement period, these assets and liabilities may be adjusted. The preliminary purchase price was allocated to tangible and intangible assets and liabilities based upon their respective estimated fair values. The following table summarizes the components of the preliminary estimated purchase price for AAC:

Preliminary estimated purchase price:

(in millions)
Cash consideration	$112.0
Repayment of loans	34.3
Contingent consideration: Earn-out	30.0
Contingent bonus tax payment	0.3
Total preliminary estimated purchase price	$176.6

The following table summarizes the allocation of the preliminary estimated purchase price to assets acquired and liabilities assumed as of the Acquisition Date based on valuation information, estimates and assumptions available on September 30, 2017. See Note 4, Goodwill and Other Intangible Assets, for additional information related to the goodwill and intangible assets acquired in the AAC acquisition. See Note 9, Fair Value Measurements, for additional information related to the fair value of the contingent consideration related to the earn-out.

Preliminary allocation:

(in millions)
Cash	$1.5
Accounts receivable	30.4
Inventories	39.2
Other current assets	5.7
Property and equipment	2.2
Goodwill	61.2
Other intangible assets	51.2
Other non-current assets	0.9
Accounts payable	(12.4)
Other current liabilities	(2.7)
Other non-current liabilities	(0.6)
Total preliminary estimated purchase price	$176.6

The amounts shown above may change as the purchase price will be based upon finalization of customary working capital adjustments and valuation of the contingent liability associated with the earn-out. The Company is still in the process of verifying data and finalizing information related to the valuation and expects to finalize these matters within the measurement period as final asset and liability valuations are completed.

Actual and Pro Forma Impact (unaudited)

The operating results of AAC are included in the Company's financial statements from September 1, 2017 through September 30, 2017. Net sales and pre-tax loss attributable to AAC during this period and included in the Company's Condensed Consolidated Statements of Operations were $16.0 million and ($0.9) million, respectively.

The following unaudited pro forma financial information presents results as if the acquisition of AAC occurred on January 1, 2016. The historical consolidated financial information of the Company and AAC has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the transaction and are factually supportable. The unaudited pro forma results do not reflect events that have occurred or may occur after the transaction, including the impact of any synergies expected to result from the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date, nor is it necessarily an indication of future operating results.

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2017	2016	2017	2016
Net sales	$2,157.8	$2,181.9	$6,303.2	$6,378.3
Net income (loss)	(11.3)	5.4	(21.5)	12.0
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.72)	$0.34	$(1.37)	$0.75
Diluted earnings (loss) per share	$(0.72)	$0.33	$(1.37)	$0.75
Weighted-average shares outstanding
Basic	15.70	16.00	15.70	16.00
Diluted	15.70	16.27	15.70	16.05

The unaudited pro forma information reflects primarily the following pre-tax adjustments for the respective periods:
- Acquisition and integration expenses: Acquisition and integration expenses of $6.9 million and $7.4 million incurred during the three and nine months ended September 30, 2017, respectively, have been eliminated. Pro forma net income for the three and nine months ended September 30, 2016 includes acquisition and integration expenses of $0.0 million and $7.4 million, respectively.
- Incremental amortization expense: Pro forma net income for the three and nine months ended September 30, 2017 includes incremental amortization expense of $1.1 million and $4.4 million, respectively. Pro forma net income for the three and nine months ended September 30, 2016 includes incremental amortization expense of $1.7 million and $5.0 million, respectively.
- Interest expense: Pro forma net income for the three and nine months ended September 30, 2017 includes incremental interest expense of $0.5 million and $2.0 million, respectively. Pro forma net income for the three and nine months ended September 30, 2016 includes incremental interest expense of $0.6 million and $1.8 million, respectively.

A combined U.S. federal statutory and state rate of 39.0% was used to determine the after-tax impact on net income of the pro forma adjustments.

3. ACQUISITION, INTEGRATION AND RESTRUCTURING CHARGES

Merger of xpedx and Unisource

The Company currently expects net costs and charges associated with achieving anticipated cost savings and other synergies from the Merger (excluding charges relating to the complete or partial withdrawal from multi-employer pension plans ("MEPP"), some of which are uncertain at this time, and including cash proceeds from sales of assets related to consolidation), to be approximately $225 million to $250 million through December 31, 2018. Included in the estimate is approximately $105 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. Through September 30, 2017, the Company has incurred approximately $233 million in costs and charges, including approximately $78 million for capital expenditures.

During the three and nine months ended September 30, 2017 and 2016, Veritiv incurred costs and charges related primarily to: internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate its businesses.

The following table summarizes the components of acquisition and integration expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Integration management	$3.8	$2.2	$10.5	$6.0
Retention compensation	—	0.4	0.2	2.4
Information technology conversion costs	2.8	1.9	6.8	4.3
Rebranding	0.1	0.9	0.4	2.1
Legal, consulting and other professional fees	0.4	0.8	1.3	1.8
Other	0.6	1.1	2.4	3.0
AAC acquisition and integration	6.5	—	6.5	—
Total acquisition and integration expenses	$14.2	$7.3	$28.1	$19.6

Veritiv Restructuring Plan
As part of the Merger, the Company is executing on a multi-year restructuring program of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. The restructuring plan includes initiatives to: (i) consolidate warehouse facilities in overlapping markets, (ii) improve efficiency of the delivery network, (iii) consolidate customer service centers, (iv) reorganize the field sales and operations functions and (v) restructure the corporate general and administrative functions. As part of its restructuring efforts, the Company continues to evaluate its operations outside of North America to identify additional cost saving opportunities. The Company may elect to restructure its operations in specific countries, which may include staff reductions, lease terminations and facility closures or the complete exit of a market. The Company may continue to record restructuring charges in the future as restructuring activities progress, which may include gains or losses from the disposition of assets. As of September 30, 2017, the Company held for sale $4.2 million in assets related to these activities, which are included in other current assets on the Condensed Consolidated Balance Sheets.

Related to these company-wide initiatives, the Company recorded restructuring charges of $2.7 million and $5.8 million for the three months ended September 30, 2017 and 2016, respectively, and restructuring charges of $30.0 million and $7.2 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in charges for the nine months ended September 30, 2017 over the same period in 2016 primarily related to: (i) an estimated $15.5 million in MEPP withdrawals, (ii) $4.1 million in severance costs and (iii) other facility relocation and related support costs. See Note 13, Segment Information, for the impact these charges had on the Company's reportable segments. Other direct costs reported in the tables below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The following is a summary of the Company's restructuring activity for the three and nine months ended September 30, 2017:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2016	$1.8	$8.0	$9.8
Costs incurred	1.4	3.1	4.5
Payments	(1.2)	(2.8)	(4.0)
Balance at March 31, 2017	2.0	8.3	10.3
Costs incurred	3.9	19.7	23.6
Payments	(2.0)	(5.4)	(7.4)
Balance at June 30, 2017	3.9	22.6	26.5
Costs incurred	0.7	3.8	4.5
Payments	(0.7)	(4.7)	(5.4)
Balance at September 30, 2017	$3.9	$21.7	$25.6

In addition, the Company recognized net non-cash gains of $1.8 million and $2.6 million related to vacating certain of its facilities for the three and nine months ended September 30, 2017, respectively.

The following is a summary of the Company's restructuring activity for the three and nine months ended September 30, 2016:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2015	$1.7	$0.4	$2.1
Costs incurred	0.7	0.3	1.0
Payments	(0.9)	(0.4)	(1.3)
Balance at March 31, 2016	1.5	0.3	1.8
Costs incurred	0.9	1.5	2.4
Payments	(0.6)	(1.0)	(1.6)
Balance at June 30, 2016	1.8	0.8	2.6
Costs incurred	0.3	5.4	5.7
Payments	(1.0)	(0.7)	(1.7)
Balance at September 30, 2016	$1.1	$5.5	$6.6

In addition, the Company recognized a net non-cash loss of $0.1 million and a net non-cash gain of $1.9 million related to vacating certain of its facilities for the three and nine months ended September 30, 2016, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At September 30, 2017, the Company's net goodwill balance was $105.3 million. The following table sets forth the changes in the carrying amount of goodwill during the three and nine months ended September 30, 2017:

(in millions)	Packaging	Corporate & Other	Total
Balance at December 31, 2016:
Goodwill	$44.1	$6.1	$50.2
Accumulated impairment losses	—	—	—
Net goodwill 2016	44.1	6.1	50.2
2017 Activity:
Goodwill acquired	61.2	—	61.2
Impairment of goodwill	—	(6.1)	(6.1)
Balance at September 30, 2017:
Goodwill	105.3	6.1	111.4
Accumulated impairment losses	—	(6.1)	(6.1)
Net goodwill at September 30, 2017	$105.3	$—	$105.3

Preliminary goodwill of $61.2 million arising from the acquisition of AAC, as described in Note 2, 2017 Acquisition, consists largely of the expected synergies and other benefits from combining operations and is expected to be deductible for tax purposes. The goodwill was allocated 100% to the Company's Packaging segment.

During the third quarter of 2017, as part of the Company's review for possible goodwill impairment indicators, management determined that the goodwill allocated to the logistics solutions business was fully impaired. The impairment was recorded as selling and administrative expense in the Condensed Consolidated Statements of Operations. See Note 9,

Fair Value Measurements, for additional information related to the impairment. As the asset had no remaining net book value or useful life, both the gross value and accumulated amortization value were removed from the Company’s ledger.

Other Intangible Assets

The components of the Company's other intangible assets were as follows:

	September 30, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$64.9	$5.0	$59.9	$23.6	$4.0	$19.6
Trademarks/Trade names	7.8	1.9	5.9	2.7	1.3	1.4
Non-compete agreements	2.6	0.1	2.5	—	—	—
Total	$75.3	$7.0	$68.3	$26.3	$5.3	$21.0

The gross carrying amount of other intangible assets increased by $51.2 million as a result of the acquisition of AAC. Due to the limited amount of time since the acquisition of AAC, the valuation of the identifiable intangible assets is preliminary and based on market benchmark studies. These assets are included in other intangibles, net on the Condensed Consolidated Balance Sheets and are being amortized to operating expense on a straight-line basis over their estimated useful lives. Preliminary allocated values from the AAC acquisition are as follows:

	Gross Value (in millions)	Estimated Useful Life (in years)
Customer relationships	$43.5	10
Trademarks/Trade names	5.1	5
Non-compete agreements	2.6	2
Total identifiable intangible assets acquired	$51.2

During the third quarter of 2017, the Company recognized a $1.6 million non-restructuring asset impairment charge related to its logistics solutions business's customer relationship intangible asset, which was recorded in selling and administrative expenses. See Note 9, Fair Value Measurements, for additional information related to the impairment.

5. DEBT AND OTHER OBLIGATIONS

The Company's long-term debt obligations were as follows:

(in millions)	September 30, 2017	December 31, 2016
Asset-Based Lending Facility (the "ABL Facility")	$969.3	$726.9
Equipment capital lease and other obligations	4.5	25.2
Total debt	973.8	752.1
Less: current maturities of long-term debt	(1.8)	(2.9)
Long-term debt, net of current maturities	$972.0	$749.2

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2017, the available additional borrowing capacity under the ABL Facility was approximately $272.3 million.

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

The Company's long-term financing obligations were as follows:

(in millions)	September 30, 2017	December 31, 2016
Obligations to related party	$165.6	$191.0
Obligations - other financing	27.4	—
Total financing obligations	193.0	191.0
Less: current portion of financing obligations	(11.1)	(14.9)
Financing obligations, less current portion	$181.9	$176.1

From the Merger through September 30, 2017, the Company has terminated agreements for 11 of the related party financed properties and therefore triggered an early termination of each respective property's financing agreement. One of these terminations also involved the purchase of a facility in Austin, Texas. See Note 7, Related Party Transactions, for additional information related to that purchase. Upon termination of a property's financing agreement, the Company recognizes the non-cash effects of the derecognition of (i) the property and equipment and (ii) the corresponding financing obligation, as other non-cash items, net, on the Condensed Consolidated Statements of Cash Flows. Any gain or loss realized upon derecognition has been included in other expense, net or restructuring charges on the Condensed Consolidated Statements of Operations, based upon the rationale for the termination. For the three and nine months ended September 30, 2017, the non-cash effects related to the derecognition of (i) the property and equipment totaled $5.3 million and $14.6 million, respectively, and (ii) the corresponding financing obligations totaled $5.6 million and $15.2 million respectively. For the nine months ended September 30, 2016, there was one termination related to these financed properties, which was the Austin, Texas facility purchase noted above. Unless terminated early, upon the expiration of the term of the remaining related party financing agreements, the net remaining financing obligation of $155.2 million will be settled by the return of the assets to the owner and has been included in other non-current liabilities on the Condensed Consolidated Balance Sheets.

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

6. INCOME TAXES

The Company’s provision (benefit) for income taxes for the three and nine months ended September 30, 2017 and 2016 is based on the estimated annual effective tax rate, plus any discrete items.

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Income (loss) before income taxes	$(18.3)	$13.6	$(38.7)	$35.2
Income tax expense (benefit)	(4.0)	8.0	(13.1)	18.4
Effective tax rate	21.9%	58.8%	33.9%	52.3%

The difference between the Company’s effective tax rates for the three and nine months ended September 30, 2017 and 2016 and the U.S. statutory tax rate of 35.0% primarily relates to non-deductible expenses, state income taxes (net of federal income tax benefit), and the Company's income (loss) by jurisdiction. Additionally, the effective tax rates for the three and nine months ended September 30, 2017 include the benefit of tax credits and the impact of impairing non-deductible goodwill.

In conjunction with the third quarter of 2017 filing of Veritiv's 2016 U.S. federal tax return and amended 2015 and 2014 U.S. federal tax returns, the Company recognized a $3.1 million benefit for credits related to foreign taxes and research and experimentation activities. Additionally, an estimate of 2017 tax credits is included in our estimated annual effective tax rate.

The effective tax rate may vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses and other items.

7. RELATED PARTY TRANSACTIONS

Agreements with the UWWH Stockholder

On March 22, 2017, UWW Holdings, LLC (the "UWWH Stockholder"), one of Veritiv's existing stockholders and the former sole stockholder of UWWH, sold 1.80 million shares of Veritiv common stock in a block trade. The Company did not sell any shares and did not receive any of the proceeds. In conjunction with this transaction, Veritiv incurred approximately $0.2 million in transaction-related fees, which are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. The UWWH Stockholder beneficially owned 27.3% of Veritiv's outstanding common stock as of September 30, 2017, based on publicly available data.

In January 2017, in connection with the Tax Receivable Agreement ("TRA") executed at the time of the Merger, Veritiv paid $8.7 million total, of which $8.5 million was the principal amount, to the UWWH Stockholder for the utilization of pre-merger net operating losses ("NOL" or "NOLs") in its 2015 federal and state tax returns. See Note 9, Fair Value Measurements, for additional information regarding the TRA.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and related private placement, Georgia-Pacific, as joint owner of the UWWH Stockholder, is a related party.

The following tables summarize the financial impact of these related party transactions with Georgia-Pacific:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Sales to Georgia-Pacific, reflected in net sales	$8.6	$8.5	$24.9	$26.6
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	45.7	71.4	138.0	174.3

(in millions)	September 30, 2017	December 31, 2016
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$23.5	$24.8
Related party payable to Georgia-Pacific	11.2	9.0
Related party receivable from Georgia-Pacific	3.8	3.9

Additionally, in April 2016, Veritiv assumed ownership of a warehouse and distribution facility located in Austin, Texas that was subleased from Georgia-Pacific. The Company exercised its right of first refusal and matched a $5.4 million offer from an unrelated third party to purchase the facility directly from the owner. This transaction was accounted for as a settlement of the financing obligation related to the facility. Accordingly, Veritiv recognized a $1.3 million loss on the transaction, which is reflected in other expense, net, on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016.

8. DEFINED BENEFIT PLANS

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit plans and Supplemental Executive Retirement Plans in the U.S. and Canada. Net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.5	$0.0	$0.4	$0.1
Interest cost	0.6	0.8	0.7	0.8
Expected return on plan assets	(1.2)	(1.0)	(1.2)	(0.9)
Amortization of net loss	0.1	0.0	0.0	0.0
Net periodic benefit cost (credit)	$0.0	$(0.2)	$(0.1)	$0.0

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$1.5	$0.2	$1.3	$0.2
Interest cost	2.0	2.1	2.5	2.4
Expected return on plan assets	(3.8)	(2.8)	(3.8)	(2.7)
Amortization of net loss	0.1	0.1	0.1	0.1
Net periodic benefit cost (credit)	$(0.2)	$(0.4)	$0.1	$0.0

9. FAIR VALUE MEASUREMENTS

At September 30, 2017 and December 31, 2016, the carrying amounts of cash, receivables, payables and other components of other current assets and other current liabilities approximate their fair values due to the short maturity of these items.

Certain of the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at their fair values on a nonrecurring basis as a result of impairment charges. During the Company's review of its intangible assets for possible impairment indicators, management determined that the carrying values of the goodwill and customer relationship intangible assets allocated to the logistics solutions business were fully impaired. The impairments were determined after a review of the business's forecasted revenues and estimated cash flows (Level 3 data). The impairment charges were primarily a result of lower forecasted sales growth, due to expected changes in our growth strategy and margin compression due to increased competition. The fair value of these assets was derived using discounted cash flow analyses based on Level 3 inputs. As a result, the Company recorded $7.7 million in non-restructuring impairment charges for the three months ended September 30, 2017 related to its logistics solutions business's goodwill and customer relationship intangible assets. See Note 4, Goodwill and Other Intangible Assets, for additional information regarding the Company's goodwill and other intangible assets. For the nine months ended September 30, 2017, the Company recognized $8.4 million in non-restructuring impairment charges related to the previously noted goodwill and customer relationship intangible asset impairments, as well as a software asset which will not be placed into service and has no alternative use. For the three and nine months ended September 30, 2016, the Company recognized $3.1 million and $4.0 million, respectively, in non-restructuring impairment charges related to its Publishing segment's customer relationship intangible asset, software assets and the sale of a facility. The impairment charges for 2017 and 2016 were recorded in selling and administrative expenses on the Condensed Consolidated Statements of Operations.

The Company's liabilities disclosed at fair value at September 30, 2017 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$969.3		$969.3
Tax Receivable Agreement	61.0			61.0
Contingent Consideration: Earn-out	30.0			30.0

The Company's liabilities disclosed at fair value at December 31, 2016 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$726.9		$726.9
Tax Receivable Agreement	67.9			67.9

Borrowings under the ABL Facility are at variable market interest rates and, accordingly, the carrying amount approximates fair value.

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the TRA at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the TRA is a Level 3 measurement, which relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company’s projected revenues, taxable income and assumptions about the utilization of Unisource’s NOLs, attributable to taxable periods prior to the Merger, by the Company). The amount payable under the TRA is contingent on the Company generating a certain level of taxable income prior to the expiration of the NOL carryforwards. Moreover, future trading of Company stock by significant stockholders may result in additional ownership changes as defined under Section 382 of the Internal Revenue Code, further limiting the use of Unisource's NOLs and the amount ultimately payable under the TRA. The contingent liability is remeasured at fair value at each reporting period end with the change in fair value recognized in other expense, net on the Condensed Consolidated Statements of Operations. At September 30, 2017, the Company remeasured the contingent liability using a discount rate of 4.3% (Moody's daily long-term corporate BAA bond yield).

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the three and nine months ended September 30, 2017:

(in millions)	TRA Contingent Liability
Balance at December 31, 2016	$67.9
Change in fair value adjustment recorded in other expense, net	0.9
Principal payment	(8.5)
Balance at March 31, 2017	60.3
Change in fair value adjustment recorded in other expense, net	1.1
Balance at June 30, 2017	61.4
Change in fair value adjustment recorded in other expense, net	(0.4)
Balance at September 30, 2017	$61.0

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the three and nine months ended September 30, 2016:

(in millions)	TRA Contingent Liability
Balance at December 31, 2015	$63.0
Change in fair value adjustment recorded in other expense, net	1.8
Balance at March 31, 2016	64.8
Change in fair value adjustment recorded in other expense, net	2.0
Balance at June 30, 2016	66.8
Change in fair value adjustment recorded in other expense, net	1.0
Balance at September 30, 2016	$67.8

For the TRA contingent liability, there have been no transfers between the fair value measurement levels for the three and nine months ended September 30, 2017. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

The preliminary purchase price allocation for the acquisition of AAC, described in Note 2, 2017 Acquisition, includes $30.0 million for the estimated fair value of an earn-out liability. The maximum amount payable for the earn-out is $50.0 million payable in increments at the first and second anniversaries of the Acquisition Date. The final earn-out amount will be determined based on actual growth rates in revenue and gross profit. The preliminary fair value estimate was based on historic growth patterns and future forecasts, which are Level 3 data. Valuation inputs also included a discount rate of 8.3%. Actual results may differ from these estimates.

10. EARNINGS (LOSS) PER SHARE

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

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Numerator:
Net income (loss)	$(14.3)	$5.6	$(25.6)	$16.8

Denominator:
Weighted average number of shares outstanding – basic	15.70	16.00	15.70	16.00
Dilutive effect of stock-based awards	—	0.27	—	0.05
Weighted average number of shares outstanding – diluted	15.70	16.27	15.70	16.05

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.91)	$0.35	$(1.63)	$1.05
Diluted earnings (loss) per share	$(0.91)	$0.34	$(1.63)	$1.04

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	0.68	0.00	0.66	0.20
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.48	0.33	0.48	0.33

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides the components of accumulated other comprehensive loss ("AOCL") at September 30, 2017 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2016	$(29.2)	$(9.1)	$(0.7)	$(39.0)
Unrealized net gains (losses) arising during the period	2.8	0.1	(0.1)	2.8
Net current period other comprehensive income (loss)	2.8	0.1	(0.1)	2.8
Balance at March 31, 2017	(26.4)	(9.0)	(0.8)	(36.2)
Unrealized net gains (losses) arising during the period	2.6	—	—	2.6
Net current period other comprehensive income (loss)	2.6	—	—	2.6
Balance at June 30, 2017	(23.8)	(9.0)	(0.8)	(33.6)
Unrealized net gains (losses) arising during the period	2.4	—	—	2.4
Amounts reclassified from AOCL	—	—	0.1	0.1
Net current period other comprehensive income (loss)	2.4	—	0.1	2.5
Balance at September 30, 2017	$(21.4)	$(9.0)	$(0.7)	$(31.1)

The following table provides the components of AOCL at September 30, 2016 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2015	$(27.1)	$(7.4)	$(0.5)	$(35.0)
Unrealized net gains (losses) arising during the period	3.8	—	(0.3)	3.5
Amounts reclassified from AOCL	—	0.1	—	0.1
Net current period other comprehensive income (loss)	3.8	0.1	(0.3)	3.6
Balance at March 31, 2016	(23.3)	(7.3)	(0.8)	(31.4)
Unrealized net gains (losses) arising during the period	(1.6)	—	0.0	(1.6)
Amounts reclassified from AOCL	—	0.1	—	0.1
Net current period other comprehensive income (loss)	(1.6)	0.1	—	(1.5)
Balance at June 30, 2016	(24.9)	(7.2)	(0.8)	(32.9)
Unrealized net gains (losses) arising during the period	(1.6)	—	—	(1.6)
Net current period other comprehensive income (loss)	(1.6)	—	—	(1.6)
Balance at September 30, 2016	$(26.5)	$(7.2)	$(0.8)	$(34.5)

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

In the third quarter of 2017, the Company recorded an estimated liability with respect to certain transactions in connection with the pending audit. The Company does not consider this amount to be material to the Company’s results of operations or financial condition. There are other transactions under audit based upon which potential liability cannot be reasonably estimated at this time. Any claims or liabilities resulting from the audit could have a material impact on the Company’s results of operations, financial condition or cash flows. The Company will continue to monitor the matter for any developments that would make the loss contingency associated with other transactions under audit probable or reasonably estimable.

New England Teamsters and Trucking Industry Pension Fund

During the second quarter of 2017, the Company closed its facility in Wilmington, Massachusetts as part of its plan to consolidate operations in the northeastern United States. In connection with this closure, the Company ceased contributions to the New England Teamsters and Trucking Industry Pension Fund (the “NE Fund”), a multi-employer pension plan, for participating employees who previously worked at this facility. In June 2017, the Company was presented with a Demand for Payment of Withdrawal Liability (the “Demand”) from the NE Fund in the amount of $10.9 million, payable in 240 equal monthly installments beginning in August 2017. The Company has assessed the merits of the Demand and, pursuant to Employee Retirement Income Security Act of 1974 ("ERISA") regulations, requested review of the Demand. The NE Fund responded, confirming its Demand and the Company is considering arbitration. A charge for the Demand was recorded as a component of restructuring charges in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017. Depending on the Company's decision whether or not to arbitrate and the decision of such arbitration, an adjustment to the charge recorded for the withdrawal liability contained in the Demand may be required.

Also as part of this same consolidation, the Company's Windsor and Middletown, Connecticut facilities were closed and relocated to Enfield, Connecticut. Employees at both the Windsor and Middletown locations were covered by separate collective bargaining agreements. Employees at the Middletown location and those subject to this agreement also participate in the NE Fund. The Company is currently negotiating a new collective bargaining agreement for the Enfield, Connecticut facility to replace the legacy Windsor and Middletown, Connecticut agreements. If, as a result of these negotiations, participation in the NE Fund ends, the Company may incur an additional withdrawal liability charge.

13. SEGMENT INFORMATION

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

The following tables present net sales, Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges (income), acquisition and integration expenses and other similar charges including any severance costs, costs associated with warehouse and office openings or closings, consolidation, and relocation and other business optimization expenses, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges, fair value adjustments on the contingent liability associated with the TRA and certain other adjustments), which is the metric management uses to assess operating performance of the segments, and certain other measures for each of the reportable segments and Corporate & Other for the periods presented:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Three Months Ended September 30, 2017
Net sales	$799.6	$339.6	$701.6	$238.7	$2,079.5	$37.3	$2,116.8
Adjusted EBITDA	62.1	10.3	13.1	5.5	91.0	(46.9)
Depreciation and amortization	4.0	1.6	2.7	0.2	8.5	4.6	13.1
Restructuring charges	5.8	1.9	5.9	0.0	13.6	(10.9)	2.7

Three Months Ended September 30, 2016
Net sales	$730.1	$328.7	$788.2	$248.4	$2,095.4	$31.2	$2,126.6
Adjusted EBITDA	59.5	13.0	20.0	6.6	99.1	(42.0)
Depreciation and amortization	3.1	1.5	3.1	0.8	8.5	4.9	13.4
Restructuring charges	2.2	1.0	2.6	0.0	5.8	0.0	5.8

Nine Months Ended September 30, 2017
Net sales	$2,266.0	$975.5	$2,095.1	$696.6	$6,033.2	$107.1	$6,140.3
Adjusted EBITDA	166.7	25.1	44.8	17.6	254.2	(137.8)
Depreciation and amortization	10.5	4.5	7.9	1.3	24.2	15.7	39.9
Restructuring charges	12.3	5.2	12.2	0.0	29.7	0.3	30.0

Nine Months Ended September 30, 2016
Net sales	$2,106.4	$951.6	$2,299.0	$763.2	$6,120.2	$87.0	$6,207.2
Adjusted EBITDA	165.4	34.3	55.7	16.4	271.8	(129.7)
Depreciation and amortization	9.3	4.5	9.5	2.5	25.8	14.7	40.5
Restructuring charges	2.6	1.5	2.9	0.0	7.0	0.2	7.2

The table below presents a reconciliation of income (loss) before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Income (loss) before income taxes	$(18.3)	$13.6	$(38.7)	$35.2
Interest expense, net	8.3	8.2	22.1	21.1
Depreciation and amortization	13.1	13.4	39.9	40.5
Restructuring charges	2.7	5.8	30.0	7.2
Stock-based compensation	3.8	2.1	11.6	7.2
LIFO reserve increase (decrease)	3.7	0.4	3.4	(2.7)
Non-restructuring asset impairment charges	7.7	3.1	8.4	4.0
Non-restructuring severance charges	0.5	0.2	1.5	2.4
Non-restructuring pension charges	3.2	2.3	2.1	2.3
Acquisition and integration expenses	14.2	7.3	28.1	19.6
Fair value adjustments on TRA contingent liability	(0.4)	1.0	1.6	4.8
Other	5.6	(0.3)	6.4	0.5
Adjustment for Corporate & Other	46.9	42.0	137.8	129.7
Adjusted EBITDA for reportable segments	$91.0	$99.1	$254.2	$271.8

The following table summarizes total assets as of September 30, 2017:

(in millions)	September 30, 2017	December 31, 2016
Packaging	$1,137.3	$875.9
Facility Solutions	424.1	397.9
Print	883.6	874.1
Publishing	178.3	170.0
Corporate & Other	151.8	165.8
Total assets	$2,775.1	$2,483.7

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

Factors that could cause actual results to differ materially from current expectations include risks and other factors described under "Risk Factors" in our Annual Report on Form 10-K and elsewhere in the Company’s publicly available reports filed with the Securities and Exchange Commission ("SEC"), which contain a discussion of various factors that may affect the Company’s business or financial results. Such risks and other factors, which in some instances are beyond the Company’s control, include: the industry-wide decline in demand for paper and related products; increased competition from existing and non-traditional sources; adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets; foreign currency fluctuations; our ability to collect trade receivables from customers to whom we extend credit; our ability to attract, train and retain highly qualified employees; the effects of work stoppages, union negotiations and labor disputes; the loss of any of our significant customers; changes in business conditions in our international operations; procurement and other risks in obtaining packaging, paper and facility products from our suppliers for resale to our customers; changes in prices for raw materials; fuel cost increases; inclement weather, anti-terrorism measures and other disruptions to the transportation network; our dependence on a variety of IT and telecommunications systems and the Internet; our reliance on third party vendors for various services; cyber-security risks; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; regulatory changes and judicial rulings impacting our business; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; our inability to renew existing leases on acceptable terms, negotiate rent decreases or concessions and identify affordable real estate; our ability to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our pension and health care costs and participation in multi-employer pension, health and welfare plans; increasing interest rates; our ability to generate sufficient cash to service our debt; our ability to comply with the covenants contained in our debt agreements; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; changes in accounting standards and methodologies; our ability to realize the anticipated synergies, cost savings and growth opportunities from the merger transaction and our ability to integrate the xpedx business with the Unisource business; the possibility of incurring expenditures in excess of those currently budgeted in connection with the integration; and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.

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

The following discussion of the Company’s results of operations for the three and nine months ended September 30, 2017 should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

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

As described in Note 2, 2017 Acquisition, on August 31, 2017, Veritiv completed the acquisition of All American Containers ("AAC"), a family-owned and operated distributor of rigid packaging, including plastic, glass and metal containers, caps, closures and plastic pouches.

Veritiv operates from approximately 170 distribution centers primarily throughout the U.S., Canada and Mexico.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2017	2016	$	%	2017	2016	$	%
Net sales	$2,116.8	$2,126.6	$(9.8)	(0.5)%	$6,140.3	$6,207.2	$(66.9)	(1.1)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,736.6	1,743.8	(7.2)	(0.4)%	5,026.4	5,086.2	(59.8)	(1.2)%
Distribution expenses	132.0	126.0	6.0	4.8%	380.9	375.2	5.7	1.5%
Selling and administrative expenses	228.7	207.3	21.4	10.3%	650.4	615.9	34.5	5.6%
Depreciation and amortization	13.1	13.4	(0.3)	(2.2)%	39.9	40.5	(0.6)	(1.5)%
Acquisition and integration expenses	14.2	7.3	6.9	94.5%	28.1	19.6	8.5	43.4%
Restructuring charges	2.7	5.8	(3.1)	(53.4)%	30.0	7.2	22.8	*
Operating income (loss)	(10.5)	23.0	(33.5)	*	(15.4)	62.6	(78.0)	*
Interest expense, net	8.3	8.2	0.1	1.2%	22.1	21.1	1.0	4.7%
Other expense, net	(0.5)	1.2	(1.7)	*	1.2	6.3	(5.1)	(81.0)%
Income (loss) before income taxes	(18.3)	13.6	(31.9)	*	(38.7)	35.2	(73.9)	*
Income tax expense (benefit)	(4.0)	8.0	(12.0)	*	(13.1)	18.4	(31.5)	*
Net income (loss)	$(14.3)	$5.6	$(19.9)	*	$(25.6)	$16.8	$(42.4)	*
* - not meaningful

Net Sales

For the three and nine months ended September 30, 2017, net sales declined primarily due to decreased net sales in the Print and Publishing segments, partially offset by increased net sales in the Packaging and Facility Solutions segments and Veritiv's logistics solutions business. See the "Segment Results" section for additional information.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)

For the three and nine months ended September 30, 2017, cost of products sold decreased primarily due to the lower net sales.

Distribution Expenses

For the three months ended September 30, 2017, total distribution expenses increased by $6.0 million. Distribution expenses increased $4.9 million due to an increase in freight and logistics expenses, driven mostly by increased third party freight, transfer expenses and diesel fuel prices. The remaining increase in distribution expenses is largely the result of the acquisition of AAC.

For the nine months ended September 30, 2017, distribution expenses increased by $5.7 million. Distribution expenses increased $10.8 million from an increase in freight and logistics expenses, due mostly to increased third party freight, transfer expense and diesel fuel prices and $1.2 million as a result of the acquisition of AAC. These increases were partially offset by (i) a $2.1 million decrease in facilities rent and other expense, (ii) a $1.4 million decrease in insurance expense, (iii) a $1.2 million decrease in maintenance and material expense and (iv) a $0.8 million decrease in personnel expenses. The offsetting decreases were driven primarily by warehouse consolidations.

Selling and Administrative Expenses

For the three months ended September 30, 2017, selling and administrative expenses increased by $21.4 million due to (i) a $6.3 million increase in personnel expenses due in part to increased headcount to support the Company's growth strategy and increased commission expense, which was primarily due to lower expense in 2016 resulting from the recovery of a $4.9 million commission advance, (ii) a $4.8 million increase in bad debt expense, (iii) a $4.7 million increase in asset impairments primarily related to the goodwill and customer relationships in the Veritiv logistics solutions business and (iv) a $2.0 million increase related to the acquisition of AAC.

For the nine months ended September 30, 2017, selling and administrative expenses increased by $34.5 million due to (i) an $11.1 million increase in bad debt expense, (ii) an $11.0 million increase in personnel expenses, (iii) a $5.3 million increase in asset impairments primarily related to the goodwill and customer relationships in the Veritiv logistics solutions business, and (iv) a $2.0 million increase related to the acquisition of AAC. The increase in bad debt expense was primarily due to additional reserves related to certain customers with declining financial conditions during the current period combined with favorable collections experience in the prior period. The increase in personnel expenses was primarily driven by an increase in headcount to support the Company's growth strategy as well as lower commissions in 2016 due to the commission advance recovery, partially offset by a $7.5 million decrease in incentive compensation.

Depreciation and Amortization

For the three and nine months ended September 30, 2017, depreciation and amortization decreased $0.3 million and $0.6 million, respectively.

Acquisition and Integration Expenses
See Note 2, 2017 Acquisition, and Note 3, Acquisition, Integration and Restructuring Charges, to the Condensed Consolidated Financial Statements for information related to the Company's acquisition and integration efforts.

Restructuring Charges

For the three and nine months ended September 30, 2017, restructuring charges decreased $3.1 million and increased $22.8 million, respectively. See Note 3, Acquisition, Integration and Restructuring Charges, to the Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts. The Company may continue to record restructuring charges in the future as restructuring activities progress, which may include gains or losses from the disposition of assets.

Interest Expense, Net

For the three and nine months ended September 30, 2017, interest expense increased $0.1 million and $1.0 million, respectively. Interest expense increased due to (i) an increased average balance on the Company's asset-based lending facility (the "ABL Facility") and (ii) increased interest rates. See Note 5, Debt and Other Obligations, to the Condensed Consolidated Financial Statements for information related to the ABL Facility.

Other Expense, Net

For the three and nine months ended September 30, 2017, other expense, net, decreased $1.7 million and $5.1 million, respectively. These decreases were primarily driven by decreased expense associated with the tax receivable agreement, decreased foreign currency losses, and a loss on debt extinguishment in the second quarter of 2016.
Effective Tax Rate
Veritiv's effective tax rates were 21.9% and 58.8% for the three months ended September 30, 2017 and 2016, respectively. Veritiv's effective tax rates were 33.9% and 52.3% for the nine months ended September 30, 2017 and 2016, respectively.
The difference between the Company’s effective tax rates and the U.S. statutory tax rate of 35.0% primarily relates to non-deductible expenses, state income taxes (net of federal income tax benefit), and the Company's income (loss) by jurisdiction. Additionally, the effective tax rate for the three and nine months ended September 30, 2017 includes the benefit of tax credits and the impact of impairing non-deductible goodwill.

In conjunction with the third quarter 2017 filing of Veritiv's 2016 U.S. federal tax return and amended 2015 and 2014 U.S. federal tax returns, the Company recognized a $3.1 million benefit for credits related to foreign taxes and research and experimentation activities. Additionally, an estimate of 2017 tax credits is included in our estimated annual effective tax rate.
The historic volatility of the Company's effective tax rate has been primarily due to both the level of pre-tax income as well as variations in the Company's income (loss) by jurisdiction. Over time and with increasing pre-tax income, the Company estimates its effective tax rate will trend toward approximately 40%. However, the effective tax rate may vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses and other items.
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

Veritiv uses Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges (income), acquisition and integration expenses and other similar charges including any severance costs, costs associated with warehouse and office openings or closings, consolidation, and relocation and other business optimization expenses, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges, fair value adjustments on the contingent liability associated with the Tax Receivable Agreement ("TRA") and certain other adjustments) because Veritiv believes investors commonly use Adjusted EBITDA as a key financial metric for valuing companies. In addition, the credit agreement governing the ABL Facility permits the Company to exclude these and other charges in calculating Consolidated EBITDA, as defined in the ABL Facility.

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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Three Months Ended September 30, 2017
Net sales	$799.6	$339.6	$701.6	$238.7	$37.3
Adjusted EBITDA	62.1	10.3	13.1	5.5	(46.9)
Adjusted EBITDA as a % of net sales	7.8%	3.0%	1.9%	2.3%	*

Three Months Ended September 30, 2016
Net sales	$730.1	$328.7	$788.2	$248.4	$31.2
Adjusted EBITDA	59.5	13.0	20.0	6.6	(42.0)
Adjusted EBITDA as a % of net sales	8.1%	4.0%	2.5%	2.7%	*

Nine Months Ended September 30, 2017
Net sales	$2,266.0	$975.5	$2,095.1	$696.6	$107.1
Adjusted EBITDA	166.7	25.1	44.8	17.6	(137.8)
Adjusted EBITDA as a % of net sales	7.4%	2.6%	2.1%	2.5%	*

Nine Months Ended September 30, 2016
Net sales	$2,106.4	$951.6	$2,299.0	$763.2	$87.0
Adjusted EBITDA	165.4	34.3	55.7	16.4	(129.7)
Adjusted EBITDA as a % of net sales	7.9%	3.6%	2.4%	2.1%	*
* - not meaningful
See Note 13, Segment Information, to the Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of income (loss) before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

The table below presents selected data for the Packaging segment:

	Three Months Ended September 30,		2017 vs. 2016	Nine Months Ended September 30,		2017 vs. 2016
(in millions)	2017	2016	Increase (Decrease) %	2017	2016	Increase (Decrease) %
Net sales	$799.6	$730.1	9.5%	$2,266.0	$2,106.4	7.6%
Adjusted EBITDA	62.1	59.5	4.4%	166.7	165.4	0.8%
Adjusted EBITDA as a % of net sales	7.8%	8.1%		7.4%	7.9%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2017 vs. 2016	2017 vs. 2016
Volume	$71.0	$177.1
Foreign currency	3.8	(0.9)
Price/Mix	(5.3)	(16.6)
Total change	$69.5	$159.6

Comparison of the Three Months Ended September 30, 2017 and September 30, 2016

Net sales increased $69.5 million, or 9.5%, compared to the same period in 2016. The net sales increase was primarily attributable to an increase in sales of corrugated products, films and folding cartons due to increases in volume and market prices as well as $16.0 million of rigid packaging products sales in the current period relating to the AAC business acquired in 2017.

Adjusted EBITDA increased $2.6 million, or 4.4%, compared to the same period in 2016. The increase in Adjusted EBITDA was primarily attributable to the increase in net sales. The increase in net sales was partially offset by increases in distribution expenses, cost of products sold increasing at a faster rate than net sales and an increase in selling and administrative expenses. Distribution expenses increased $6.5 million primarily driven by increased utilization of our distribution network, which is reflected in (i) increased freight and logistics expenses driven mostly by increased third party freight and transfer expenses, (ii) increased personnel expenses and (iii) increased facilities rent and other expenses. Selling and administrative expenses increased $3.4 million primarily driven by increased personnel expenses associated with increased headcount to support our growth strategy. The acquisition of AAC resulted in a $1.2 million increase in distribution expenses and a $2.0 million increase in selling and administrative expenses.

Comparison of the Nine Months Ended September 30, 2017 and September 30, 2016

Net sales increased $159.6 million, or 7.6%, compared to the same period in 2016. The net sales increase was primarily attributable to an increase in sales of corrugated products, films and folding cartons due to increases in volume and market prices as well as $16.0 million of rigid packaging products sales in the current period relating to the AAC business acquired in 2017.

Adjusted EBITDA increased $1.3 million, or 0.8%, compared to the same period in 2016. The increase in net sales was mostly offset by an increase in distribution expenses, cost of products sold increasing at a faster rate than net sales and an increase in selling and administrative expenses. Distribution expenses increased $14.0 million primarily driven by increased utilization of our distribution network, which is reflected in (i) increased freight and logistics expenses driven mostly by increased third party freight, transfer expenses and diesel fuel prices, (ii) increased personnel expenses and (iii) increased facilities rent and other expenses. Selling and administrative expenses increased $10.1 million primarily driven by increased personnel expenses associated with increased headcount to support our growth strategy. The acquisition of AAC resulted in a $1.2 million increase in distribution expenses and a $2.0 million increase in selling and administrative expenses.

Facility Solutions

The table below presents selected data for the Facility Solutions segment:

	Three Months Ended September 30,		2017 vs. 2016	Nine Months Ended September 30,		2017 vs. 2016
(in millions)	2017	2016	Increase (Decrease) %	2017	2016	Increase (Decrease) %
Net sales	$339.6	$328.7	3.3%	$975.5	$951.6	2.5%
Adjusted EBITDA	10.3	13.0	(20.8)%	25.1	34.3	(26.8)%
Adjusted EBITDA as a % of net sales	3.0%	4.0%		2.6%	3.6%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2017 vs. 2016	2017 vs. 2016
Volume	$9.4	$28.5
Foreign currency	2.9	1.9
Price/Mix	(1.4)	(6.5)
Total change	$10.9	$23.9

Comparison of the Three Months Ended September 30, 2017 and September 30, 2016

Net sales increased $10.9 million, or 3.3%, compared to the same period in 2016. The net sales increase was primarily attributable to increased sales of food service products, chemicals and safety supplies.

Adjusted EBITDA decreased $2.7 million, or 20.8%, compared to the same period in 2016. The increase in net sales was more than offset by (i) a $2.4 million increase in distribution expenses, (ii) a $1.6 million increase in selling and administrative expenses and (iii) cost of products sold increasing at a faster rate than net sales. The increase in distribution expenses was primarily driven by increased utilization of our distribution network and is evidenced in (i) increased freight and logistics expenses driven mostly by increased third party freight and transfer expenses and (ii) increased personnel expenses. The increase in selling and administrative expenses was largely a result of a $1.0 million increase in personnel expenses, generally due to increased headcount to support our growth strategy, and a $0.8 million increase in bad debt expense.

Comparison of the Nine Months Ended September 30, 2017 and September 30, 2016

Net sales increased $23.9 million, or 2.5%, compared to the same period in 2016. The net sales increase was primarily attributable to increased sales of food service products and chemicals.

Adjusted EBITDA decreased $9.2 million, or 26.8%, compared to the same period in 2016. The increase in net sales was more than offset by (i) cost of products sold increasing at a faster rate than net sales, (ii) a $4.8 million increase in distribution expenses and (iii) a $4.8 million increase in selling and administrative costs. The increase in distribution expenses was primarily driven by increased utilization of our distribution network and is evidenced in (i) increased freight and logistics expenses driven mostly by increased third party freight, transfer expenses and diesel fuel prices and (ii) increased personnel expenses. The increase in selling and administrative expenses was primarily driven by (i) a $1.9 million increase in personnel expenses primarily due to increased headcount to support our growth strategy and (ii) a $1.9 million increase in bad debt expense.

Print

The table below presents selected data for the Print segment:

	Three Months Ended September 30,		2017 vs. 2016	Nine Months Ended September 30,		2017 vs. 2016
(in millions)	2017	2016	Increase (Decrease) %	2017	2016	Increase (Decrease) %
Net sales	$701.6	$788.2	(11.0)%	$2,095.1	$2,299.0	(8.9)%
Adjusted EBITDA	13.1	20.0	(34.5)%	44.8	55.7	(19.6)%
Adjusted EBITDA as a % of net sales	1.9%	2.5%		2.1%	2.4%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2017 vs. 2016	2017 vs. 2016
Volume	$(89.9)	$(211.5)
Foreign currency	2.0	1.1
Price/Mix	1.3	6.5
Total change	$(86.6)	$(203.9)

Comparison of the Three Months Ended September 30, 2017 and September 30, 2016

Net sales decreased $86.6 million, or 11.0%, compared to the same period in 2016. The net sales decrease was primarily attributable to the continued secular decline in the paper industry.

Adjusted EBITDA decreased $6.9 million, or 34.5%, compared to the same period in 2016. The Adjusted EBITDA decrease was primarily attributable to the decline in net sales. The decline in net sales was partially offset by (i) a $3.8 million decrease in distribution expenses and (ii) cost of products sold decreasing at a faster rate than net sales. The decrease in distribution expenses was primarily due to decreased utilization of our distribution network and was evidenced in (i) a decrease in personnel expenses and (ii) a decrease in facilities rent and other related expenses. Selling and administrative expenses were flat as lower personnel expenses of $3.2 million were offset by a $3.8 million increase in bad debt expense.

Comparison of the Nine Months Ended September 30, 2017 and September 30, 2016

Net sales decreased $203.9 million, or 8.9%, compared to the same period in 2016. The net sales decrease was primarily attributable to the continued secular decline in the paper industry.

Adjusted EBITDA decreased $10.9 million, or 19.6%, compared to the same period in 2016. The Adjusted EBITDA decrease was largely attributable to the decline in net sales. The decline in net sales was partially offset by (i) a $10.3 million decrease in distribution expenses, (ii) cost of products sold declining at a faster rate than net sales and (iii) a $2.5 million decrease in selling and administrative expenses. The decrease in distribution expenses was primarily driven by decreased utilization of our distribution network which is reflected in (i) a decrease in facilities rent (ii) a decrease in personnel expense and (iii) a decrease in freight and logistics expenses. The decrease in selling and administrative expenses was primarily driven by a $5.9 million decrease in personnel expenses and a $0.8 million decrease in professional and communication expenses, partially offset by a $5.3 million increase in bad debt expense.

Publishing

The table below presents selected data for the Publishing segment:

	Three Months Ended September 30,		2017 vs. 2016	Nine Months Ended September 30,		2017 vs. 2016
(in millions)	2017	2016	Increase (Decrease) %	2017	2016	Increase (Decrease) %
Net sales	$238.7	$248.4	(3.9)%	$696.6	$763.2	(8.7)%
Adjusted EBITDA	5.5	6.6	(16.7)%	17.6	16.4	7.3%
Adjusted EBITDA as a % of net sales	2.3%	2.7%		2.5%	2.1%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2017 vs. 2016	2017 vs. 2016
Volume	$(12.3)	$(84.0)
Foreign currency	0.3	0.2
Price/Mix	2.3	17.2
Total change	$(9.7)	$(66.6)

Comparison of the Three Months Ended September 30, 2017 and September 30, 2016

Net sales decreased $9.7 million, or 3.9%, compared to the same period in 2016. The net sales decrease was primarily attributable to a decline in volume.

Adjusted EBITDA decreased $1.1 million, or 16.7%, compared to the same period in 2016. The Adjusted EBITDA decrease was primarily attributable to lower net sales and cost of products sold decreasing at a slower rate than net sales.

Comparison of the Nine Months Ended September 30, 2017 and September 30, 2016

Net sales decreased $66.6 million, or 8.7%, compared to the same period in 2016. The net sales decrease was primarily attributable to a decline in volume.

Adjusted EBITDA increased $1.2 million, or 7.3%, compared to the same period in 2016. The decrease in net sales was more than offset by cost of products sold decreasing at a faster rate than net sales. The increase in Adjusted EBITDA was also attributable to a $1.0 million decrease in selling and administrative expenses, primarily driven by decreased personnel expenses.

Corporate & Other

The table below presents selected data for Corporate & Other:

	Three Months Ended September 30,		2017 vs. 2016	Nine Months Ended September 30,		2017 vs. 2016
(in millions)	2017	2016	Increase (Decrease) %	2017	2016	Increase (Decrease) %
Net sales	$37.3	$31.2	19.6%	$107.1	$87.0	23.1%
Adjusted EBITDA	(46.9)	(42.0)	(11.7)%	(137.8)	(129.7)	(6.2)%

Comparison of the Three Months Ended September 30, 2017 and September 30, 2016

Net sales increased $6.1 million, or 19.6%, compared to the same period in 2016. The net sales increase was primarily attributable to an increase in freight brokerage services.

Adjusted EBITDA decreased $4.9 million compared to the same period in 2016. The increase in net sales was more than offset by (i) a $5.3 million increase in selling and administrative expenses and (ii) cost of products sold increasing at a faster rate than net sales. The increase in selling and administrative expenses was primarily driven by a $5.0 million increase in personnel expenses primarily related to the commission advance recovery in 2016, as discussed above.

Comparison of the Nine Months Ended September 30, 2017 and September 30, 2016

Net sales increased $20.1 million, or 23.1%, compared to the same period in 2016. The net sales increase was primarily attributable to an increase in freight brokerage services.

Adjusted EBITDA decreased $8.1 million compared to the same period in 2016. The increase in net sales and a $2.3 million decrease in distribution expenses were more than offset by (i) cost of products sold increasing at a faster rate than net sales and (ii) a $7.5 million increase in selling and administrative costs. The increase in selling and administrative costs was driven by (i) a $5.5 million increase in personnel expenses and (ii) a $1.3 million increase in insurance expense. The increase in personnel expenses was primarily driven by lower commission expense in 2016 as a result of the commission advance recovery and increased headcount to support the Company's growth strategy, partially offset by a decrease in incentive compensation as discussed above.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. The following table sets forth a summary of cash flows:

	Nine Months Ended September 30,
(in millions)	2017	2016
Net cash provided by (used for):
Operating activities	$(17.7)	$59.9
Investing activities	(147.7)	(24.7)
Financing activities	171.2	(30.4)
Operating Activities
Net cash provided by operating activities decreased by $77.6 million compared to the prior year. Most of the decrease resulted from the decline in operating results and increase in working capital. The increase in working capital was primarily due to increases in accounts receivable and inventories which more than offset an increase in accounts payable. These increases were due to increases in the number of days sales in accounts receivable and the number of days of inventory on hand, which more than offset an increase in the number of days of accounts payable on hand.

Investing Activities
Net cash used for investing activities increased by $123.0 million compared to the prior year primarily due to the acquisition of AAC in the third quarter of 2017. Proceeds from asset sales increased in 2017 due to $9.1 million received from the sale of the Austin, Texas facility in May 2017 and $11.4 million received from the sale of the Hensall facility in Canada in July 2017. See Note 5, Debt and Other Obligations for additional information regarding the Company's debt position.

Financing Activities
Net cash provided by financing activities increased by $201.6 million compared to the prior year. The increase was used primarily for the purchase of AAC. Also, in the first quarter of 2017, the Company made a payment against the TRA contingent liability. In addition, the Company experienced a change in book overdrafts due to the timing of payments. In 2016 the cash provided by operating activities was used to pay down the borrowings on the ABL Facility.

Funding and Liquidity Strategy

On August 11, 2016, the Company amended its ABL Facility to, among other things, extend the maturity date to August 11, 2021. All other significant terms remained consistent. See Note 5, Debt and Other Obligations, for additional information regarding the Company's debt position.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2017, the available additional borrowing capacity under the ABL Facility was approximately $272.3 million.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At September 30, 2017, the above test was not applicable and is not expected to be applicable in the next 12 months.

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

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of September 30, 2017, other than operating lease obligations and the letters of credit under the ABL Facility. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes to the Company's contractual obligations from those disclosed in Veritiv's Annual Report on Form 10-K for the year ended December 31, 2016, as adjusted for obligations resulting from the acquisition of AAC (see Note 2, 2017 Acquisition)

Critical Accounting Policies and Estimates

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting. During the third quarter of 2017, the Company completed the acquisition of AAC. As permitted by SEC staff interpretive guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation in the year of acquisition, management excluded AAC from its interim evaluation of internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 12, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

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

VERITIV CORPORATION
(Registrant)

Date:	November 7, 2017	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 7, 2017	By: /s/ W. Forrest Bell
Name: W. Forrest Bell
Title: Chief Accounting Officer
(Principal Accounting Officer)