Form 10-K
period 2017-12-31
Veritiv Corp
filed 2018-03-01
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2017, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on June 30, 2017, was $511,432,245. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers (as defined in Rule 3b-7 under the Exchange Act) and the UWW Holdings, LLC stockholder are the affiliates of the registrant.
The number of shares outstanding of the registrant's common stock as of February 23, 2018 was 15,733,745.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Factors that could cause actual results to differ materially from current expectations include risks and other factors described under "Risk Factors" in this report and elsewhere in the Company’s publicly available reports filed with the Securities and Exchange Commission ("SEC"), which contain a discussion of various factors that may affect the Company’s business or financial results. Such risks and other factors, which in some instances are beyond the Company’s control, include: the industry-wide decline in demand for paper and related products; increased competition from existing and non-traditional sources; adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets; foreign currency fluctuations; our ability to attract, train and retain highly qualified employees; the effects of work stoppages, union negotiations and labor disputes; the loss of any of our significant customers; changes in business conditions in our international operations; procurement and other risks in obtaining packaging, paper and facility products from our suppliers for resale to our customers; changes in prices for raw materials; fuel cost increases; inclement weather, anti-terrorism measures and other disruptions to the transportation network; our dependence on a variety of IT and telecommunications systems and the Internet; our reliance on third-party vendors for various services; cyber-security risks; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; regulatory changes and judicial rulings impacting our business; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; our inability to renew existing leases on acceptable terms, negotiate rent decreases or concessions and identify affordable real estate; our ability to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our pension and health care costs and participation in multi-employer pension, health and welfare plans; increasing interest rates; our ability to generate sufficient cash to service our debt; our ability to comply with the covenants contained in our debt agreements; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; changes in accounting standards and methodologies; our ability to realize the full benefit of the anticipated synergies, cost savings and growth opportunities from the merger transaction and our ability to integrate the xpedx business with the Unisource business; the possibility of incurring expenditures in excess of those currently budgeted in connection with the integration, and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.

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

PART I

ITEM 1. BUSINESS

Our Company
Veritiv Corporation ("Veritiv" or the "Company" and sometimes referred to in this Annual Report on Form 10-K as "we", "our" or "us") is a leading North American business-to-business distributor of packaging, facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger (the "Merger") of International Paper Company’s xpedx distribution solutions business ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource

Worldwide, Inc. ("Unisource"). Independently, the two companies achieved past success by continuously upholding high standards of efficiency and customer focus. Through leveraging this combined history of operational excellence, Veritiv evolved into one team shaping its success through exceptional service, innovative people and consistent values. Today, Veritiv's focus on segment-tailored market leadership in distribution and a commitment to operational excellence allows it to partner with world class suppliers, add value through multiple capabilities and deliver solutions to a wide range of customer segments.
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
Veritiv's business is organized under four reportable segments: Packaging, Facility Solutions, Print, and Publishing and Print Management ("Publishing"). This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as our Veritiv logistics solutions business which provides transportation and warehousing solutions. The following summary describes the products and services offered in each of the reportable segments:

•
Packaging – The Packaging segment provides standard as well as custom and comprehensive packaging solutions for customers based in North America and in key global markets. The business is strategically focused on higher growth industries including light industrial/general manufacturing, food production, fulfillment and internet retail, as well as niche verticals based on geographical and functional expertise. Veritiv’s packaging professionals create customer value through supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting and fulfillment.

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

The table below summarizes net sales for each of the above reportable segments, as well as the Corporate & Other category, as a percentage of consolidated net sales:

	Year Ended December 31,
	2017	2016	2015
Packaging	38%	34%	32%
Facility Solutions	16%	15%	15%
Print	33%	37%	38%
Publishing	11%	13%	14%
Corporate & Other	2%	1%	1%
Total	100%	100%	100%

Additional financial information regarding our reportable business segments and certain geographic information is included in Item 7 of this report and in Note 17 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Our History

On July 1, 2014 (the "Distribution Date"), International Paper Company ("International Paper") completed the spin-off of xpedx to its shareholders (the "Spin-off"), forming a new public company known as Veritiv. Immediately following the Spin-off, UWWH merged with and into Veritiv. The Spin-off and the Merger are collectively referred to as the "Transactions".

Immediately following the completion of the Transactions, International Paper shareholders owned approximately 51%, and UWW Holdings, LLC, the former sole stockholder of UWWH (the "UWWH Stockholder"), which is jointly owned by Bain Capital and Georgia-Pacific, owned approximately 49%, of the shares of Veritiv common stock on a fully-diluted basis. Immediately following the completion of the Spin-off, International Paper did not own any shares of Veritiv common stock. Veritiv’s common stock began regular-way trading on the New York Stock Exchange on July 2, 2014 under the ticker symbol VRTV.

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

On August 31, 2017, Veritiv completed its acquisition of 100% of the equity interest in various All American Containers entities (collectively, "AAC"), a family owned and operated distributor of rigid packaging, including plastic, glass and metal containers, caps, closures and plastic pouches. The acquisition of AAC aligns with the Company's strategy of investing in higher growth and higher margin segments of the business. Through the acquisition, Veritiv gains expertise in rigid plastic, glass and metal packaging that complements its portfolio of packaging products and services. This acquisition also provides Veritiv with additional marketing, selling and distribution channels into the growing U.S. rigid packaging market. The rigid packaging market's primary product categories include paperboard, plastics, metals and glass.
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

The table below summarizes sales of products sold under private label brands as a percentage of the respective total Company or applicable segment's net sales for the periods shown:

	Year Ended December 31,
	2017	2016	2015
Packaging	6%	6%	6%
Facility Solutions	8%	8%	8%
Print	20%	22%	19%
Total Company	10%	11%	10%

Customers

We serve customers across a broad range of industries, through a variety of means ranging from multi-year supply agreements to transactional sales. The Company has valuable, multi-year, long-term supply agreements with many of its largest customers that set forth the terms and conditions of sale, including product pricing and warranties. We enter into incentive agreements with certain of our largest customers, which are generally based on sales to these customers. The Company’s customers are generally not required to purchase any minimum amount of products under these agreements and can place orders on an individual purchase order basis. However, the Company enters into negotiated supply agreements with a minority of its customers.

For the years ended December 31, 2017, 2016 and 2015, no single customer accounted for more than 5% of the Company’s consolidated net sales.

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

Our sourcing organization supports the purchasing of well-known national and regional brand products as well as products marketed under our own private label brands from key national suppliers in the packaging, facility solutions and print industries. The Publishing segment primarily operates as a direct ship business aligned with the Company’s core supplier strategy. In addition, under the guidance and oversight of the sourcing team, our merchandising personnel located within individual distribution centers source products not available within our core offering in order to meet specialized customer needs.

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

During the year ended December 31, 2017, approximately 38% of our purchases were made from ten suppliers.

Competition

The packaging, facility solutions, paper and publishing distribution industry is highly competitive, with numerous regional and local competitors, and is a mature industry characterized by slowing growth or, in the case of paper, declining net sales. The Company’s principal competitors include national, regional and local distributors, national and regional manufacturers, independent brokers and both catalog-based and online business-to-business suppliers. Most of these competitors generally offer a wide range of products at prices comparable to those Veritiv offers, though at varying service levels. Additionally, new competition could arise from non-traditional sources, group purchasing organizations, e-commerce, discount wholesalers or consolidation among competitors. Veritiv believes it offers the full range of services required to effectively compete, but if new competitive sources appear, it may result in margin erosion or make it more difficult to attract and retain customers.

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

Employees

As of December 31, 2017, Veritiv had approximately 8,900 employees worldwide, of which approximately 10% were covered by collective bargaining agreements. Labor contract negotiations are handled on an individual basis by a team of Veritiv Human Resources and Legal personnel. Approximately 41% of the Company’s unionized employees have collective bargaining agreements that expire during 2018. We currently expect that we will be able to renegotiate such agreements on satisfactory terms. We consider labor relations to be good.

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

Executive Officers of the Company

The following table sets forth certain information concerning the individuals who serve as executive officers of the Company as of March 1, 2018.

Name	Age	Position
Mary A. Laschinger	57	Chairman and Chief Executive Officer
Stephen J. Smith	54	Senior Vice President and Chief Financial Officer
Charles B. Henry	53	Senior Vice President Corporate Services
Mark W. Hianik	57	Senior Vice President, General Counsel and Corporate Secretary
Thomas S. Lazzaro	54	Senior Vice President Field Sales and Operations
Barry R. Nelson	53	Senior Vice President Facility Solutions
Elizabeth A. Patrick	50	Senior Vice President and Chief Human Resources Officer
Tracy L. Pearson	47	Senior Vice President Packaging
Daniel J. Watkoske	49	Senior Vice President Print and Veritiv Services

The following descriptions of the business experience of our executive officers include the principal positions held by them since March 2013.

Mary A. Laschinger has served as Chairman and Chief Executive Officer of the Company since July 2014. Ms. Laschinger also served as Senior Vice President of International Paper Company, a global packaging and paper manufacturing company, from 2007 to July 2014 and as President of its xpedx distribution business from January 2010 to July 2014. Ms. Laschinger previously served as President of International Paper’s Europe, Middle East, Africa and Russia business, Vice President and General Manager of International Paper’s Wood Products and Pulp businesses and in other senior management roles at International Paper in sales, marketing, manufacturing and supply chain. Ms. Laschinger joined International Paper in 1992. Prior to joining International Paper, Ms. Laschinger held various positions in sales, marketing and supply chain at James River Corporation and Kimberly-Clark Corporation. Ms. Laschinger has significant knowledge and executive management experience running domestic and international manufacturing and distribution businesses as well as a deep understanding of Veritiv and the industry in which it operates. Ms. Laschinger also serves as a director of Kellogg Company and the Federal Reserve Bank of Atlanta.

Stephen J. Smith has served as Senior Vice President and Chief Financial Officer of the Company since March 2014. Previously, Mr. Smith served as Senior Vice President and Chief Financial Officer of American Greetings Corporation, a global greeting card company, from November 2006 to March 2014. Previously, Mr. Smith served as Vice President of Investor Relations and Treasurer of American Greetings from April 2003 to November 2006. Prior to American Greetings, Mr. Smith served as Vice President and Treasurer of General Cable Corporation, a global wire and cable manufacturer and distributor, and Vice President, Treasurer and Assistant Secretary of Insilco Holding Company, a telecommunications and electrical component products manufacturer. During Mr. Smith’s tenure as a public company chief financial officer, he helped lead several strategic acquisitions and was responsible for the design and execution of the capital structure for a management buyout.

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

Mark W. Hianik has served as Senior Vice President, General Counsel and Corporate Secretary of the Company since January 2014. Previously, Mr. Hianik served as Senior Vice President, General Counsel and Chief Administrative Officer for Dex One Corporation, an advertising and marketing services company, from March 2012 to May 2013. Prior to that Mr. Hianik served as Senior Vice President, General Counsel and Corporate Secretary for Dex One (and its predecessor, R.H. Donnelley Corporation) from April 2008 to March 2012. R.H. Donnelley filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code in May 2009 emerging with a confirmed plan as Dex One in January 2010 and Dex One filed a pre-packaged bankruptcy petition under Chapter 11 in March 2013 to effect a merger consummated in April 2013. Mr. Hianik previously served as Vice President and Assistant General Counsel for Tribune Company, a diversified media company, and as a corporate and securities partner in private practice. Mr. Hianik has significant experience as a public company general counsel and leader of other corporate functions as well as significant mergers and acquisitions, securities, capital markets and corporate governance experience.

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

Our Print and Publishing businesses rely heavily on the sale of paper and related products. The industry-wide decrease in demand for paper and related products in key markets we serve places continued pressure on our revenues and profit margins and makes it more difficult to maintain or grow earnings. This trend is expected to continue. The failure to effectively differentiate us from our competitors in the face of increased use of email, increased and permanent product substitution, including less print advertising, more electronic billing, more e-commerce, fewer catalogs and a reduced volume of mail, could have a material adverse effect on market share, sales and profitability through increased expenditures or decreased prices. Our failure to grow the Packaging and Facility Solutions businesses at rates adequate to offset the expected decline in Print and Publishing could also have a material adverse effect on our financial results.

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

Approximately 41% of the Company’s unionized employees have collective bargaining agreements that expire during 2018. Any inability to negotiate acceptable new contracts under these collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if additional employees become represented by a union, a disruption of our operations and higher labor costs could result. Labor relations matters affecting our suppliers of products and services could also adversely affect our business from time to time.

The loss of any of our significant customers could adversely affect our financial condition.

Our ten largest customers generated approximately 9% of our consolidated net sales for the year ended December 31, 2017, and our largest customer accounted for approximately 2% of our consolidated net sales in that same period. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historic levels.

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

As a distributor, we obtain our packaging, paper and facility products from third-party suppliers. Our business and financial results are dependent on our ability to purchase products from suppliers not controlled by us that we, in turn, sell to our customers. We may not be able to obtain the products we need on open credit, with market or other favorable terms, or at all. During the year ended December 31, 2017, approximately 38% of our purchases were made from ten suppliers. A sustained disruption in our ability to source products from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders resulting in lost sales and, in rare cases, damages for late or non-delivery.

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

Failures or significant downtime of our IT or telecommunications systems for any reason, including as a result of disruptions from integrating the xpedx and Unisource businesses, could prevent us from taking customer orders, printing product pick-lists, shipping products, billing customers and handling call volume. Sales also may be adversely impacted if our reseller and retail customers are unable to access pricing and product availability information. We also rely on the Internet, electronic data interchange and other electronic integrations for a large portion of our orders and information exchanges with our suppliers and customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationships with our suppliers and customers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our suppliers and resellers from accessing information. Failures of our systems could also lead to delivery delays and may expose us to litigation and penalties under some of our contracts. Any significant increase in our IT and telecommunications costs or temporary or permanent loss of our IT or telecommunications systems, including as a result of disruptions from integrating the xpedx and Unisource businesses, could harm our relationships with our customers and suppliers and result in lost sales, business delays and bad publicity. The occurrence of any of these events, as well as the costs we may incur in preventing or responding to such events, could have a material adverse effect on our business, financial condition and results of operations.

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

Adverse developments in general business and economic conditions, including the industry-wide decline in demand for paper and related products could have a material adverse effect on our financial condition and results of operations impairing our ability to use Net Operating Loss ("NOL") carryforwards and other deferred tax assets.

The realization of our NOLs and other deferred tax assets depends on the timing and amount of taxable income earned by our company in the future and a lack of future taxable income would adversely affect our ability to realize these tax assets. Tax attributes are generally subject to expiration at various times in the future to the extent that they have not previously been applied to offset the taxable income of our company, and there is a risk that our existing NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities.

The Merger resulted in an ownership change for Unisource under Section 382 of the Internal Revenue Code (the "Code"), limiting the use of Unisource’s NOLs to offset future taxable income for both U.S. federal and state income tax purposes. Moreover, future trading of our stock by our significant shareholders may result in additional ownership changes as defined under Section 382 of the Code, further limiting the use of Unisource's NOLs. These limitations may affect the availability and the timing of when these NOLs may be used which could impair our deferred tax assets which, in turn, may adversely impact the timing and amount of cash taxes payable by our company.

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

We may be unable to successfully negotiate or renew existing leases at attractive rents, negotiate rent decreases or concessions or identify affordable real estate. A key factor in our operating performance is the location and associated real estate costs of our distribution centers. In particular, approximately 24 of our real estate financing agreements expire in June 2018 which accounted for approximately 20% of our total operating leased square footage as of December 31, 2017. Our inability to negotiate or renew these or any other leases on favorable terms, or at all, could have a material adverse effect on our business and results of operations due to, among other things, any resultant increased lease payments.

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

Our pension and health care costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience, including, for pension costs, actuarial assumptions regarding life expectancies. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns, changes in general interest rates and changes in the number of retirees may result in increased pension costs in future periods. Significant changes in any of these factors may adversely impact our cash flows, financial condition and results of operations.

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

As of December 31, 2017, we had approximately $934.8 million in total indebtedness, reflecting borrowings of $897.7 million under the asset-based lending facility (the "ABL Facility"), $23.6 million of financing obligations (including financing obligations to a related party exclusive of the non-monetary portion) and $13.5 million of equipment capital lease and other obligations. This level of indebtedness could have important consequences to our financial condition, operating results and business, including the following:

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

Risks Relating to the Spin-off and Merger

We may not realize the full benefits of the anticipated synergies, cost savings and growth opportunities from the Merger.

The benefits of the Merger depend, in part, on our ability to realize anticipated growth opportunities, cost savings and other synergies. Even if we are able to integrate the xpedx and Unisource businesses successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost savings and other synergies that we currently expect from this integration within the anticipated time frame or at all. We have incurred and will continue to incur substantial expenses in connection with the integration of these businesses. Such expenses may exceed current estimates and accordingly, the full benefits from the Merger may be offset by costs or delays incurred in integrating the businesses.

The integration of the xpedx business with the Unisource business following the Transactions may present significant challenges.

There is a significant degree of difficulty and management distraction inherent in the process of integrating the xpedx and Unisource businesses which include the challenge and cost of integrating the IT systems of each company and network optimization.

The continuation of the integration process may cause an interruption of, or loss of momentum in, the activities of our business and may require us to incur substantial out-of-pocket costs. Members of our senior management have devoted and will continue to devote considerable amounts of time and attention to the integration process.

We cannot assure you that we will successfully or cost-effectively finalize the integration of the xpedx and Unisource businesses. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We have incurred and continue to incur significant costs and charges associated with the Transactions that could affect our period-to-period operating results.

Through December 31, 2017, we have incurred approximately $221 million in costs and charges associated with the Transactions, including approximately $82 million for capital expenditures and $25 million related to the complete or partial withdrawal from various multi-employer pension plans. We anticipate that we will incur additional costs and charges associated with the Transactions. We are not able to quantify the total amount of these costs and charges or the period in which they will be incurred as the operating plans affecting these costs are evolving and most charges relating to the withdrawal from multi-employer pension plans are uncertain. Excluding the multi-employer pension plan withdrawal charges, we currently anticipate that total net costs and charges associated with the Transactions will be approximately $225 to $250 million through December 31, 2018. The amount and timing of these costs and charges could adversely affect our period-to-period operating results, which could result in a reduction in the market price of shares of our common stock. Moreover, delays in completing the integration may reduce or delay the synergies and other benefits expected from the Transactions and such reduction may be material.

If costs to integrate our IT infrastructure and network systems are more than amounts that have been budgeted, our business, financial condition and results of operations could be adversely affected.

We expect to incur additional costs associated with achieving anticipated cost savings and other synergies from the Transactions. Some of these costs will consist of information technology infrastructure, systems integration and planning. The primary areas of spending will be integrating our financial, operational and human resources systems. We expect that a portion of these expenditures will be capitalized. Such expenditures and other integration costs could adversely affect our business, financial condition and results of operations.

If the Spin-off does not qualify as a tax-free spin-off under Section 355 of the Code, including as a result of subsequent acquisitions of stock of International Paper or our company, then International Paper and/or the International Paper shareholders may be required to pay substantial U.S. federal income taxes.

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

Risks Relating to Our Common Stock

Our stock price may fluctuate significantly.

The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in the operating results of our company due to factors related to our business;

•	success or failure of the strategy of our company;

•	the quarterly or annual earnings of our company, or those of other companies in our industry;

•	continued industry-wide decrease in demand for paper and related products;

•	our ability to obtain third-party financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	restrictions on our ability to pay dividends under our ABL Facility;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company;

•	natural or environmental disasters that investors believe may affect our company;

•	overall market fluctuations;

•	a large sale of our stock by a significant shareholder;

•	results from any material litigation or government investigation;

•	changes in laws and regulations affecting our company or any of the principal products sold by our company; and

•	general economic and political conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

If securities or industry analysts do not continue to publish research, or publish unfavorable research, about our company, our stock price and trading volume could decline.

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

A significant percentage of our outstanding common stock is held by our three largest shareholders, and certain of those shareholders exercise significant influence over matters requiring shareholder approval. So long as a significant percentage of our common stock continues to be held by a small number of shareholders, the liquidity of our common stock may be impacted, and future sales by those shareholders may result in a reduction in the market price of our common stock.

Our three largest shareholders collectively owned approximately 60% of our outstanding common stock as of December 31, 2017. As a result, certain of these shareholders may exercise significant influence over all matters requiring shareholder approval, including approval of significant corporate transactions, which may reduce the market price of our common stock. Additionally, the interests of these shareholders may conflict with the interests of our other shareholders.

This concentrated ownership could also result in a limited amount of shares being available to be traded in the market, resulting in reduced liquidity. Further, all of the shares of our common stock owned by the UWWH Stockholder are registered for resale under the Securities Act of 1933 (the “Securities Act”) and, subject to certain limitations, all or a portion of such shares may be offered and sold to the public in the future. When some or all of the shares held by the UWWH Stockholder are sold, or if it is perceived that they will be sold, the market price of our common stock could decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2017, we had a distribution network operating from approximately 170 distribution centers.

	Leased	Owned	Total
Properties	160	10	170
Square feet (in millions)	18.1	1.3	19.4

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Veritiv's common stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol VRTV. As of February 23, 2018, there were 5,904 shareholders of record. The number of record holders does not include shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

The following table sets forth, for the quarterly reporting periods indicated, the high and low market prices per share for the Company's common stock, as reported on the NYSE.

	2017		2016
	High	Low	High	Low
1st Quarter	$62.60	$48.95	$39.23	$27.44
2nd Quarter	$53.25	$39.30	$42.25	$34.10
3rd Quarter	$45.40	$26.85	$52.49	$37.05
4th Quarter	$33.70	$20.35	$56.70	$43.00

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

On March 22, 2017, the UWWH Stockholder sold 1.80 million shares of Veritiv common stock in a block trade. The Company did not sell or repurchase any shares and did not receive any of the proceeds.

The UWWH Stockholder beneficially owned 4,283,840 shares of Veritiv's outstanding common stock as of December 31, 2017.

Performance Graph

The following graph provides a comparison of the cumulative shareholder return on the Company's common stock to the returns of the Russell 2000 Index and the average performance of a group consisting of the Company's peer companies (the "Peer Group") based on total shareholder return from June 18, 2014 (the first day Veritiv's common stock began "when-issued" trading on the NYSE) through December 31, 2017. Companies included in the Peer Group are as follows:

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

Comparison of 43 Month Cumulative Total Return
Among Veritiv Corporation, the Russell 2000 Index and Peer Group
Veritiv Corporation
Russell 2000 Index
Peer Group
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
6/18/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017

ITEM 6. SELECTED FINANCIAL DATA

The following table presents the selected historical consolidated financial data for Veritiv and should be read in conjunction with Item 7 of this report and the audited Consolidated Financial Statements and notes thereto contained in Item 8 of this report. The Consolidated Statements of Operations data for the years ended December 31, 2017, 2016 and 2015 and the Consolidated Balance Sheets data as of December 31, 2017 and 2016 set forth below are derived from the audited Consolidated Financial Statements included in Item 8 of this report.

The Consolidated and Combined Statement of Operations data for the year ended December 31, 2014 is derived from Veritiv's audited Consolidated and Combined Financial Statements for 2014 and the Consolidated Balance Sheets data as of December 31, 2015 and 2014 are derived from Veritiv's audited Consolidated Financial Statements for 2015. These financial statements are not included in this report. The Combined Statements of Operations data for the year ended December 31, 2013 and the Combined Balance Sheets data as of December 31, 2013 are derived from xpedx's audited Combined Financial Statements for 2013 which are not included in this report.

The financial information may not be indicative of Veritiv's future performance and the financial information presented for the years prior to 2015 does not necessarily reflect what the financial condition and results of operations would have been had Veritiv operated as a separate, stand-alone entity during those periods.

(in millions, except per share data)	As of and for the Year Ended December 31,
Statements of Operations Data	2017	2016	2015	2014(1)	2013
Net sales	$8,364.7	$8,326.6	$8,717.7	$7,406.5	$5,652.4
Cost of products sold	6,846.6	6,826.4	7,160.3	6,180.9	4,736.8
Distribution expenses	516.9	505.1	521.8	426.2	314.2
Selling and administrative expenses	872.6	826.2	853.9	689.1	548.2
Depreciation and amortization	54.2	54.7	56.9	37.6	17.1
Acquisition, integration and merger expenses	36.5	25.9	34.9	75.1	—
Restructuring charges, net	16.7	12.4	11.3	4.0	37.9
Operating income (loss)	21.2	75.9	78.6	(6.4)	(1.8)
Income tax expense (benefit)	11.4	19.8	18.2	(2.1)	0.4
Income (loss) from continuing operations	(13.3)	21.0	26.7	(19.5)	0.0
Income (loss) from discontinued operations, net of income taxes	—	—	—	(0.1)	0.2
Net income (loss)	(13.3)	21.0	26.7	(19.6)	0.2

Earnings (loss) per share(2):
Basic
Continuing operations	$(0.85)	$1.31	$1.67	$(1.61)	$0.00
Discontinued operations	—	—	—	(0.01)	0.02
Basic earnings (loss) per share	$(0.85)	$1.31	$1.67	$(1.62)	$0.02

Diluted
Continuing operations	$(0.85)	$1.30	$1.67	$(1.61)	$0.00
Discontinued operations	—	—	—	(0.01)	0.02
Diluted earnings (loss) per share	$(0.85)	$1.30	$1.67	$(1.62)	$0.02

Balance Sheets Data (at period end)
Accounts receivable, net	$1,174.3	$1,048.3	$1,037.5	$1,115.1	$669.7
Inventories	722.7	707.9	720.6	673.2	360.9
Total assets	2,708.4	2,483.7	2,476.9	2,574.5	1,256.9
Long-term debt, net of current maturities	908.3	749.2	800.5	855.0	—
Financing obligations, less current portion	181.6	176.1	197.8	212.4	—
Defined benefit pension obligations	24.4	27.6	28.7	36.3	—
Other non-current liabilities	137.0	121.2	105.6	107.2	12.5
(1) Includes the operating results of Unisource for the six months ended December 31, 2014.
(2) See Note 13 of the Notes to Consolidated Financial Statements for discussion about the shares of common stock utilized in the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Executive Overview

Business Overview

Veritiv is a leading North American business-to-business distributor of packaging, facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. On August 31, 2017, Veritiv completed its acquisition of 100% of the equity interest in various All American Containers entities (collectively, "AAC"), a family owned and operated distributor of rigid packaging, including plastic, glass and metal containers, caps, closures and plastic pouches. The Company operates from approximately 170 distribution centers primarily throughout the U.S., Canada and Mexico.

Veritiv's business is organized under four reportable segments: Packaging, Facility Solutions, Print, and Publishing and Print Management ("Publishing"). This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company’s business. The following summary describes the products and services offered in each of the segments:

•
Packaging – The Packaging segment provides standard as well as custom and comprehensive packaging solutions for customers based in North America and in key global markets. The business is strategically focused on higher growth industries including light industrial/general manufacturing, food production, fulfillment and internet retail, as well as niche verticals based on geographical and functional expertise. Veritiv’s packaging professionals create customer value through supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting and fulfillment.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the years ended December 31, 2017, 2016 and 2015.

Comparison of the Years Ended December 31, 2017, 2016 and 2015

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
(in millions)	2017	2016	2015	Increase (Decrease) %	Increase (Decrease) %
Net sales	$8,364.7	$8,326.6	$8,717.7	0.5%	(4.5)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	6,846.6	6,826.4	7,160.3	0.3%	(4.7)%
Distribution expenses	516.9	505.1	521.8	2.3%	(3.2)%
Selling and administrative expenses	872.6	826.2	853.9	5.6%	(3.2)%
Depreciation and amortization	54.2	54.7	56.9	(0.9)%	(3.9)%
Acquisition and integration expenses	36.5	25.9	34.9	40.9%	(25.8)%
Restructuring charges, net	16.7	12.4	11.3	34.7%	9.7%
Operating income	21.2	75.9	78.6	(72.1)%	(3.4)%
Interest expense, net	31.2	27.5	27.0	13.5%	1.9%
Other (income) expense, net	(8.1)	7.6	6.7	(206.6)%	13.4%
Income (loss) before income taxes	(1.9)	40.8	44.9	(104.7)%	(9.1)%
Income tax expense	11.4	19.8	18.2	(42.4)%	8.8%
Net income (loss)	$(13.3)	$21.0	$26.7	(163.3)%	(21.3)%

Net Sales

•
2017 compared to 2016: Net sales increased by $38.1 million, or 0.5%, primarily due to the incremental net sales of $71.7 million resulting from the AAC acquisition. Increases in net sales in the Packaging and Facility Solutions segments as well as Veritiv's logistics solutions business were offset by declines in the Print and Publishing segments. See the “Segment Results” section for additional discussion.

•	2016 compared to 2015: Net sales declined by $391.1 million, or 4.5%, primarily due to declines in the Print and Publishing segments. See the “Segment Results” section for additional discussion.
Cost of Products Sold (exclusive of depreciation and amortization shown separately below)

•	2017 compared to 2016: Cost of products sold increased by $20.2 million, or 0.3%, due to the growth in net sales as previously discussed. See the “Segment Results” section for additional discussion.

•
2016 compared to 2015: Cost of products sold decreased by $333.9 million, or 4.7%, primarily due to the decline in net sales as previously discussed. See the “Segment Results” section for additional discussion.

Distribution Expenses

•
2017 compared to 2016: Distribution expenses increased by $11.8 million or 2.3%. Distribution expenses increased $12.2 million from an increase in freight and logistics expenses, primarily due to increased third-party freight, transfer expenses and diesel fuel prices and $4.9 million related to the AAC acquisition. These increases were partially offset by (i) a $1.7 million decrease in facilities rent and other related expenses, (ii) a $1.5 million decrease in insurance expense and (iii) a $1.6 million decrease in personnel expenses as well as maintenance and material expense. The offsetting decreases were primarily driven by warehouse consolidations.

•
2016 compared to 2015: Distribution expenses decreased by $16.7 million or 3.2%. The decline was primarily due to (i) a $6.3 million decrease in facilities expenses due primarily to warehouse consolidations, (ii) a $5.9 million decrease in personnel costs due primarily to reductions in temporary employee expense and (iii) a $5.3 million decrease in vehicle operating expenses primarily driven by reductions in third-party freight expense and fuel.

Selling and Administrative Expenses

•
2017 compared to 2016: Selling and administrative expenses increased by $46.4 million or 5.6%. The increase was primarily attributed to (i) an $18.8 million increase in personnel expenses, (ii) a $13.3 million increase in bad debt expense and (iii) a $9.3 million increase related to the AAC acquisition. The increase in personnel expenses was primarily driven by an increase in headcount to support the Company's growth strategy as well as lower commissions in 2016 due to the recovery of commission advances, discussed below. The increase in bad debt expense was primarily due to additional reserves related to certain customers with declining financial conditions during 2017 combined with favorable collections experience in 2016. Selling and administrative expenses also included $8.4 million of impairment charges related to the impairment of the logistics solutions business goodwill and customer relationship intangible asset.

•
2016 compared to 2015: Selling and administrative expenses decreased by $27.7 million or 3.2%. The decrease was primarily attributed to (i) an $11.2 million decrease in commission expense due in part to lower net sales volume and (ii) a $13.6 million decrease in incentive compensation. In 2013, xpedx advanced funds to commissioned sales representatives to compensate them for a change in the timing of commission payments. During 2016, the Company recovered $6.0 million of those advances, which further reduced commission expense. These decreases were partially offset by $5.8 million of impairment charges attributable to the Print and Publishing segments' customer relationship intangible assets.

Depreciation and Amortization

•	2017 compared to 2016: Depreciation and amortization expense decreased $0.5 million.

•
2016 compared to 2015: Depreciation and amortization expense decreased $2.2 million primarily due to $2.4 million of amortization for intangible assets acquired in the Merger that were fully amortized as of June 30, 2015.

Acquisition and Integration Expenses
During the years ended December 31, 2017, 2016 and 2015, Veritiv incurred costs and charges to integrate its combined businesses.  Integration expenses include internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate its businesses. Veritiv incurred acquisition and integration expenses of $8.0 million in 2017 related to the acquisition of AAC.

See Note 3 of the Notes to Consolidated Financial Statements for a breakdown of these costs.
Restructuring Charges, Net
Restructuring charges, net relates primarily to Veritiv's restructuring of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. Restructuring charges, net includes net gains related to the sale or exit of certain facilities totaling $24.4 million and $2.1 million for the years ended December 31, 2017 and 2016, respectively, and a $4.1 million net non-cash loss from asset impairments for the year ended December 31, 2015. See Note 3 of the Notes to Consolidated Financial Statements for additional details. The Company may continue to record restructuring charges in the future as these activities progress, which may include gains or losses from the disposition of assets.
Interest Expense, Net
     Interest expense, net in 2017 consisted of (i) $25.5 million of interest expense on the Company’s asset-based lending facility (the “ABL Facility”), (ii) $2.6 million for amortization of deferred financing costs related to the ABL Facility and (iii) $3.1 million in miscellaneous interest expense. Interest expense, net in 2017 increased $ 3.7 million. Interest expense increased due to (i) an increased average balance on the ABL Facility and (ii) increased interest rates. See Note 5 of the Notes to Consolidated Financial Statements for information related to the ABL Facility. The increased average balance and interest rates on the ABL Facility were primarily due to the acquisition of AAC on August 31, 2017. See Note 2 of the Notes to Consolidated Financial Statements for additional details.
Interest expense, net in 2016 consisted of (i) $18.6 million of interest expense on the ABL Facility, (ii) $5.6 million for amortization of deferred financing costs related to the ABL Facility and (iii) $3.3 million in miscellaneous interest expense.     The increase in 2016 was due primarily to an additional $1.9 million of deferred financing cost amortization resulting from an amendment to the ABL Facility. This increase was offset by lower miscellaneous interest expense.

Interest expense, net in 2015 consisted of (i) $18.7 million of interest expense on the ABL Facility, (ii) $4.4 million for amortization of deferred financing costs related to the ABL Facility and (iii) $3.9 million in miscellaneous interest expense.
Other (Income) Expense, Net

•
2017 compared to 2016: Other (income) expense, net was income of $8.1 million in 2017 compared to expense of $7.6 million in 2016. The $15.7 million change is primarily the result of the Tax Cuts and Jobs Act (the "Tax Act") which lowered the U.S. corporate federal tax rate, from 35% to 21%. The lower rate reduced the value of the Tax Receivable Agreement liability by $13.5 million which was recorded as other income in the fourth quarter of 2017. See Note 8 of the Notes to Consolidated Financial Statements for additional details regarding the Tax Act.

•
2016 compared to 2015: Other (income) expense, net increased $0.9 million compared to 2015. This increase was primarily driven by higher expenses associated with the Tax Receivable Agreement and a loss on debt extinguishment that were partially offset by lower expenses associated with foreign currency losses in 2016 compared to 2015.

Effective Tax Rate
Veritiv's effective tax rates were (600.0)%, 48.5% and 40.5% for the years ended December 31, 2017, 2016 and 2015 respectively. The Company’s effective tax rate for the year ended December 31, 2017 is impacted by a near break-even pre-tax book loss in combination with the impact of the following discrete items:

•
A $30.2 million expense in connection with our provisional estimate of the impact of the Tax Act, including $23.0 million for the remeasurement of our deferred taxes and $7.2 million for the one-time transition tax. See Note 8 of the Notes to Consolidated Financial Statements for additional details regarding the Tax Act.

•
A $13.4 million benefit for the reversal of the valuation allowance on the deferred tax assets of the Company’s Canadian subsidiary. The reversal reflects the Company’s cumulative recent income and improved expectation of future taxable income.

•	A $3.8 million tax rate benefit for the reduction in the fair value of the Tax Receivable Agreement, including the federal rate reduction.

•
A $3.1 million benefit in conjunction with the third quarter 2017 filing of Veritiv’s 2016 U.S. federal tax return and amended 2015 and 2014 U.S. federal tax returns for credits related to foreign taxes and research and experimentation activities.

•	A tax rate effect of $2.1 million for the impact of impairing non-deductible goodwill.
In addition to the above items, the difference between the Company’s effective tax rates for the years ended December 31, 2017, 2016 and 2015 and the U.S. statutory tax rate of 35% includes the impact of non-deductible expenses, state income taxes (net of federal income tax benefit), the Company's income (loss) by jurisdiction, the tax effect of Tax Receivable Agreement changes, and changes in the valuation allowance against deferred tax assets. The year ended December 31, 2015 also includes the tax impact of a foreign exchange loss and an impairment of non-deductible goodwill.

The Tax Act makes broad and complex changes to the U.S. tax code that affected our income taxes in 2017 as well as changes that will affect us beginning in 2018. The volatility of the Company's effective tax rate has been primarily due to both the level of pre-tax income as well as variations in the Company's income (loss) by jurisdiction. Additionally, uncertainty related to the future impact of the Tax Act may increase effective tax rate volatility. Pending further evaluation of the Tax Act, over time and with increasing pre-tax income, the Company estimates its effective tax rate will trend toward approximately 26%. However, the effective tax rate may vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses and other items that could impact the effective tax rate. See Note 8 of the Notes to Consolidated Financial Statements for additional details.
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

Veritiv uses Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges, net, acquisition and integration expenses and other similar charges including any severance costs, costs associated with warehouse and office openings or closings, consolidation, and relocation and other business optimization expenses, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges, fair value adjustments related to contingent liabilities assumed in mergers and acquisitions and certain other adjustments) because Veritiv believes investors commonly use Adjusted EBITDA as a key financial metric for valuing companies. In addition, the credit agreement governing the ABL Facility permits the Company to exclude these and other charges in calculating Consolidated EBITDA, as defined in the ABL Facility.

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

The Company sells thousands of products. In the Packaging, Facility Solutions and Print segments, Veritiv is unable to compute the impact of changes in net sales volume based on changes in net sales of each individual product. Rather, the Company assumes that the margin stays constant and estimates the volume impact based on changes in cost of products sold as a proxy for the change in net sales volume. After any other significant net sales variances are identified, the remaining net sales variance is attributed to price/mix.

The Company approximates foreign currency effects by applying the foreign currency exchange rate for the prior period to the local currency results for the current period. We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

The Company believes that the decline in the demand for paper and related products is due to the widespread use of electronic media and permanent product substitution, more e-commerce, less print advertising, fewer catalogs and a reduced volume of direct mail, among other factors. This trend is expected to continue and will place continued pressure on the Company’s revenues and profit margins and make it more difficult to maintain or grow Adjusted EBITDA within the Print and Publishing segments.

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Year Ended December 31, 2017
Net sales	$3,157.8	$1,309.7	$2,793.7	$958.0	$145.5
Adjusted EBITDA	$238.0	$35.5	$60.8	$26.4	$(184.3)
Adjusted EBITDA as a % of net sales	7.5%	2.7%	2.2%	2.8%	*

Year Ended December 31, 2016
Net sales	$2,854.2	$1,271.6	$3,047.4	$1,033.6	$119.8
Adjusted EBITDA	$221.2	$47.0	$76.8	$23.6	$(176.4)
Adjusted EBITDA as a % of net sales	7.7%	3.7%	2.5%	2.3%	*

Year Ended December 31, 2015
Net sales	$2,829.9	$1,289.3	$3,271.8	$1,215.5	$111.2
Adjusted EBITDA	$212.6	$41.7	$79.0	$34.7	$(186.0)
Adjusted EBITDA as a % of net sales	7.5%	3.2%	2.4%	2.9%	*
* - not meaningful

See Note 17, of the Notes to Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of income (loss) before income taxes as reflected in the Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

The table below presents selected data with respect to the Packaging segment:

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
(in millions)	2017	2016	2015	Increase (Decrease) %	Increase (Decrease) %
Net sales	$3,157.8	$2,854.2	$2,829.9	10.6%	0.9%
Adjusted EBITDA	$238.0	$221.2	$212.6	7.6%	4.0%
Adjusted EBITDA as a % of net sales	7.5%	7.7%	7.5%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2017 vs. 2016	2016 vs. 2015
Volume	$315.0	$50.3
Foreign currency	3.3	(21.8)
Price/Mix	(14.7)	(4.2)
	$303.6	$24.3

Comparison of the Years Ended December 31, 2017 and December 31, 2016
Net sales increased $303.6 million, or 10.6%, compared to 2016. The net sales increase was primarily attributable to an increase in net sales of corrugated products, films and tertiary packaging items due to increases in volume and market prices as well as $71.7 million of rigid packaging product net sales in 2017 relating to the AAC acquisition.

Adjusted EBITDA increased $16.8 million, or 7.6%, compared to 2016 primarily due to increased net sales volume. The increase in net sales was partially offset by (i) cost of products sold increasing at a faster rate than net sales, (ii) a $25.0 million increase in distribution expenses and (iii) an $18.7 million increase in selling and administrative expenses. The increase in distribution expenses was primarily driven by increased utilization of the distribution network, which is reflected in (i) increased freight and logistics expenses driven primarily by increased third-party freight, transfer expenses and diesel fuel prices, (ii) increased personnel expenses and (iii) increased facilities rent and other related expenses. The increase in selling and administrative expenses was primarily driven by higher personnel expenses associated with increased headcount to support our growth strategy. The AAC acquisition resulted in a $4.9 million increase in distribution expenses and a $9.4 million increase in selling and administrative expenses.

Comparison of the Years Ended December 31, 2016 and December 31, 2015
The net sales increase was primarily attributable to an increase in net sales of corrugated products.

The Adjusted EBITDA increase was primarily due to increased net sales volume, and $3.4 million attributed to cost of products sold increasing at a slower rate than net sales. These improvements were partially offset by a $1.1 million increase in selling, general, and administrative personnel costs primarily attributable to the addition of new sales representatives.

Facility Solutions

The table below presents selected data with respect to the Facility Solutions segment:

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
(in millions)	2017	2016	2015	Increase (Decrease) %	Increase (Decrease) %
Net sales	$1,309.7	$1,271.6	$1,289.3	3.0%	(1.4)%
Adjusted EBITDA	$35.5	$47.0	$41.7	(24.5)%	12.7%
Adjusted EBITDA as a % of net sales	2.7%	3.7%	3.2%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2017 vs. 2016	2016 vs. 2015
Volume	$43.1	$(5.6)
Foreign currency	5.1	(9.2)
Price/Mix	(10.1)	(2.9)
	$38.1	$(17.7)

Comparison of the Years Ended December 31, 2017 and December 31, 2016
Net sales increased $38.1 million, or 3.0%, compared to 2016. The net sales increase was primarily attributable to increased net sales of food service products, safety supplies, chemicals, towels and tissues.

Adjusted EBITDA decreased $11.5 million, or 24.5%, compared to 2016. The decrease in Adjusted EBITDA was primarily driven by (i) cost of products sold increasing at a faster rate than net sales, (ii) a $6.9 million increase in distribution expenses and (iii) a $5.6 million increase in selling and administrative costs, partially offset by an increase in net sales. The increase in distribution expenses was primarily driven by increased utilization of the distribution network and is evidenced in (i) increased freight and logistics expenses driven primarily by increased third-party freight, transfer expenses and diesel fuel prices and (ii) increased personnel expenses. The increase in selling and administrative expenses was primarily driven by (i) an increase in personnel expenses primarily due to increased headcount to support our growth strategy and (ii) an increase in bad debt expense.

Comparison of the Years Ended December 31, 2016 and December 31, 2015
The net sales decrease was primarily attributable to (i) foreign currency effects, (ii) strategic decisions to exit certain unprofitable customer relationships in 2015 and (iii) pricing pressure.

The Adjusted EBITDA improvement was primarily due to (i) cost of products sold decreasing at a faster rate than net sales and (ii) a $3.5 million decrease in selling and administrative costs. The decrease in selling and administrative expenses was primarily driven by (i) a decrease in commissions due to lower net sales volume, (ii) a decrease in bad debt expense due to favorable collections experience and (iii) a reduction in personnel costs.

Print

The table below presents selected data with respect to the Print segment:

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
(in millions)	2017	2016	2015	Increase (Decrease) %	Increase (Decrease) %
Net sales	$2,793.7	$3,047.4	$3,271.8	(8.3)%	(6.9)%
Adjusted EBITDA	$60.8	$76.8	$79.0	(20.8)%	(2.8)%
Adjusted EBITDA as a % of net sales	2.2%	2.5%	2.4%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2017 vs. 2016	2016 vs. 2015
Volume	$(256.8)	$(225.2)
Foreign currency	3.5	(9.2)
Price/Mix	(0.4)	10.0
	$(253.7)	$(224.4)

Comparison of the Years Ended December 31, 2017 and December 31, 2016
Net sales decreased $253.7 million, or 8.3%, compared to 2016. The net sales decrease was primarily attributable to the continued secular decline in the paper industry.

Adjusted EBITDA decreased $16.0 million, or 20.8%, compared to 2016. The Adjusted EBITDA decrease was largely attributable to the decline in net sales. The decline in net sales was partially offset by (i) a $16.0 million decrease in distribution expenses and (ii) a $5.2 million decrease in selling and administrative expenses. The decrease in distribution expenses was primarily driven by decreased utilization of the distribution network, which is reflected in (i) a decrease in facilities rent and other related expenses and (ii) a decrease in personnel expense. The decrease in selling and administrative expenses was primarily driven by a decrease in personnel expenses and professional fees, partially offset by an increase in bad debt expense.

Comparison of the Years Ended December 31, 2016 and December 31, 2015
The net sales decrease was primarily attributable to the continued erosion in net sales volume from the secular decline in the paper industry as well as strategic decisions to exit certain unprofitable customer relationships.
The decline in Adjusted EBITDA was primarily due to lower net sales volume and was partially offset by a $5.4 million reduction in selling and general administrative expenses resulting from a decrease in personnel costs.

Publishing

The table below presents selected data with respect to the Publishing segment:

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
(in millions)	2017	2016	2015	Increase (Decrease) %	Increase (Decrease) %
Net sales	$958.0	$1,033.6	$1,215.5	(7.3)%	(15.0)%
Adjusted EBITDA	$26.4	$23.6	$34.7	11.9%	(32.0)%
Adjusted EBITDA as a % of net sales	2.8%	2.3%	2.9%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2017 vs. 2016	2016 vs. 2015
Volume	$(82.5)	$(192.5)
Foreign currency	0.8	(0.2)
Price/Mix	6.1	10.8
	$(75.6)	$(181.9)

Comparison of the Years Ended December 31, 2017 and December 31, 2016

Net sales decreased $75.6 million, or 7.3%, compared to 2016. The net sales decrease was primarily attributable to a decline in volume, reflecting the continued secular decline in the paper industry.

Adjusted EBITDA increased $2.8 million, or 11.9%, compared to 2016. The Adjusted EBITDA increase was primarily attributable to the cost of products sold decreasing at a faster rate than net sales and a $1.9 million decrease in selling and administrative expenses partially offset by a decrease in net sales. The decrease in selling and administrative expenses was primarily driven by a decrease in personnel expenses.

Comparison of the Years Ended December 31, 2016 and December 31, 2015
The net sales decrease was primarily attributable to the continued erosion in net sales volume from the continued secular decline in the paper industry.
The decline in Adjusted EBITDA was primarily due to lower net sales volume and a $2.9 million decrease attributed to cost of products sold decreasing at a slower rate than net sales. These declines were partially offset by a $3.6 million decrease in selling and administrative expenses due to lower commission expense.

Corporate & Other

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
(in millions)	2017	2016	2015	Increase (Decrease) %	Increase (Decrease) %
Net sales	$145.5	$119.8	$111.2	21.5%	7.7%
Adjusted EBITDA	$(184.3)	$(176.4)	$(186.0)	(4.5)%	5.2%

Comparison of the Years Ended December 31, 2017 and December 31, 2016
Net sales increased $25.7 million, or 21.5%, compared to 2016. The net sales increase was primarily attributable to an increase in freight brokerage services.

Adjusted EBITDA decreased $7.9 million, or 4.5% compared to 2016. The Adjusted EBITDA decrease was primarily driven by (i) cost of products sold increasing at a faster rate than net sales, (ii) a $9.1 million increase in selling and administrative costs partially offset by an increase in net sales and (iii) a $3.3 million decrease in distribution expenses. The increase in selling and administrative costs was driven primarily by (i) an increase in personnel expenses primarily driven by increased headcount to support the Company's growth strategy and (ii) lower commission expense in 2016 due to the recovery of commission advances, as discussed above.

Comparison of the Years Ended December 31, 2016 and December 31, 2015
Net sales increased $8.6 million, or 7.7%, due to continued growth in freight brokerage services.

The Adjusted EBITDA improvement was primarily due to (i) the recovery of commission advances and (ii) a decrease in corporate personnel costs mainly attributable to a reduction in incentive compensation.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility.     The following table sets forth a summary of cash flows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Net cash provided by (used for):
Operating activities	$36.6	$140.2	$113.0
Investing activities	(126.2)	(34.4)	(44.1)
Financing activities	99.2	(89.9)	(70.4)

Analysis of Cash Flows

The Company ended 2017 with $80.3 million in cash, an increase of $10.7 million during the year. Cash flow from operations was $36.6 million in 2017 compared with $140.2 million in 2016. The factors driving cash flow from operating activities in 2017 were: (i) a $48.3 million increase in accounts payable and related party payable, (ii) a $30.1 million decrease in inventories, (iii) a $13.6 million increase in other accrued liabilities and (iv) a $15.3 million increase from other operating activities. The increase in cash from operating activities was partially offset by: (i) a net loss, (ii) a $101.9 million increase in accounts receivable and related party receivable, (iii) an $11.3 million decrease in accrued payroll and benefits and (iv) an $8.4 million increase in other current assets. The Company also generated $167.3 million in cash flow from a net increase in revolving loan borrowings under the ABL Facility and $51.1 million related to proceeds from asset sales. The primary uses of cash during 2017 were: (i) $144.8 million for the acquisition of AAC, (ii) a $40.5 million decline in book overdrafts, (iii) $32.5 million for property and equipment additions, of which $16.1 million were integration-related capital expenditures and $16.4 million were ordinary capital expenditures, (iv) $16.4 million for payments under financing obligations including obligations to related party, (v) $8.5 million for the Tax Receivable Agreement payment and (vi) $2.7 million for payments under capital lease obligations.

The primary sources of cash during 2016 were: (i) a $69.9 million increase in accounts payable and related party payable, (ii) a $14.3 million increase in other operating activities and (iii) a $13.1 million reduction in inventories. The Company also generated $18.9 million in positive cash flow from an increase in book overdrafts and $6.6 million related to proceeds from asset sales. The primary uses of cash during 2016 were: (i) a $40.9 million decrease in accrued payroll and benefits, (ii) a $14.7 million increase in accounts receivable and related party receivable, (iii) an $11.4 million increase in other current assets, and (iv) a $3.6 million decrease in other accrued liabilities. Cash was also used by (i) $70.1 million of net repayments of revolving loan borrowings under the ABL Facility, (ii) $41.0 million of property and equipment additions, of which $25.5 million were integration-related capital expenditures and $15.5 million were ordinary capital expenditures, (iii) $19.9 million of payments under financing obligations to related party, (iv) $13.6 million used to repurchase 0.31 million shares of Veritiv outstanding common stock, (v) $3.2 million for payments under capital lease obligations and (vi) $2.0 million for financing fees incurred in connection with an amendment to the ABL Facility.

The primary sources of cash during 2015 were: (i) higher net income compared to 2014, (ii) a $53.4 million reduction in accounts receivable and related party receivable, (iii) $10.5 million from an increase in accrued payroll and benefits and (iv) $3.1 million from other operating activities. The primary uses of cash during 2015 were: (i) a $62.0 million increase in inventories, (ii) $47.0 million of net repayments of revolving loan borrowings under the ABL Facility, (iii) $44.4 million of property and equipment additions, of which $29.4 million were integration-related capital expenditures and $15.0 million were ordinary capital expenditures, (iv) $13.8 million of payments under financing obligations to related party, (v) an $8.4 million decrease in accounts payable and related party payable, (vi) a $7.1 million decrease in other accrued liabilities and (vii) $3.8 million in payments under capital lease obligations. Cash was also used for a $5.8 million decrease in book overdrafts.

Funding and Liquidity Strategy

Veritiv has a $1.4 billion asset-based lending facility (the "ABL Facility"). The ABL Facility is comprised of U.S. and Canadian sub-facilities of $1,250.0 million and $150.0 million, respectively. The ABL Facility is available to be drawn in U.S. dollars, in the case of the U.S. sub-facilities, and in U.S. dollars or Canadian dollars, in the case of the Canadian sub-facilities, or in other currencies that are mutually agreeable. The Company's accounts receivable and inventories in the U.S. and Canada are collateral under the ABL Facility.

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

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At December 31, 2017 the above test was not applicable and is not expected to be applicable in the next 12 months.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of December 31, 2017, the available additional borrowing capacity under the ABL Facility was approximately $316.5 million.

Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker’s acceptance rate or base rate plus a margin rate. For the years ended December 31, 2017 and December 31, 2016, the weighted-average borrowing interest rate was 3.3% and 2.5%, respectively.

On November 23, 2016, the UWWH Stockholder sold 1.76 million shares of Veritiv common stock in an underwritten public offering. Veritiv did not receive any of the proceeds. Concurrently with the closing of the offering, Veritiv repurchased 0.31 million of these offered shares from the underwriters at a price of $42.8625 per share, which is the price at which the underwriters purchased such shares from the selling stockholder, for an aggregate purchase price of approximately $13.4 million. In conjunction with these transactions, Veritiv incurred approximately $0.8 million in transaction-related fees, of which approximately $0.2 million was recorded as part of the cost to acquire the treasury stock and the remainder was included in selling and administrative expenses on the Consolidated Statements of Operations.

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

Through December 31, 2017, the Company incurred approximately $221 million in costs and charges associated with achieving anticipated cost savings and other synergies from the Merger, including approximately $82 million for capital expenditures and $25 million related to the complete or partial withdrawal from various multi-employer pension plans. The Company anticipates that it will incur additional costs and charges associated with the Merger. The Company is not able to quantify the total amount of these costs and charges or the period in which they will be incurred as the operating plans affecting these costs are evolving and charges relating to the withdrawal from multi-employer pension plans which have not yet been finalized, are uncertain. Excluding the multi-employer pension plan withdrawal charges, we currently anticipate that total costs associated with the Merger will be approximately $225 to $250 million through December 31, 2018, including approximately $90 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. Ordinary capital expenditures for 2018 are expected to be in the range of $20 million to $30 million, with another $10 million to $20 million of integration-related capital expenditures during 2018.

All of the cash held by our non-U.S. subsidiaries is available for general corporate purposes. Veritiv considers the earnings of certain non-U.S. subsidiaries to be permanently invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and management's specific plans for reinvestment of those subsidiary earnings. The table below summarizes the Company's cash positions as of December 31, 2017 and 2016:

	As of December 31,
(in millions)	2017	2016
Cash held in the U.S.	$64.0	$57.6
Cash held in foreign subsidiaries	16.3	12.0
Total Cash	$80.3	$69.6

Off-Balance Sheet Arrangements
Veritiv does not have any off-balance sheet arrangements as of December 31, 2017, other than the Other lease type obligations included in the contractual obligations table below and the letters of credit under the ABL Facility. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The table below summarizes the Company's contractual and certain other long-term obligations as of December 31, 2017:

	Payment Due by Period
(in millions)	2018	2019 – 2020	2021 – 2022	After 2022	Total
Equipment capital lease obligations (1)	$4.0	$6.3	$4.3	$3.7	$18.3
Financing obligations (including obligations to related party) (1,2)	8.8	3.3	3.5	18.7	34.3
Other lease type obligations (3)	94.1	150.5	103.5	135.6	483.7
ABL Facility (4)	29.6	59.3	915.8	—	1,004.7
Deferred compensation (5)	2.6	4.9	3.9	9.2	20.6
Tax Receivable Agreement contingent liability (6)	9.9	12.4	9.9	25.5	57.7
AAC contingent liability(7)	17.1	7.1	—	—	24.2
Multi-employer pension plan ("MEPP") withdrawal obligations (8)	0.7	1.3	1.4	9.9	13.3
Federal income tax liability (9)	0.5	1.0	1.0	3.7	6.2
Total	$167.3	$246.1	$1,043.3	$206.3	$1,663.0
(1) Equipment capital lease obligations and financing obligations include amounts classified as interest.
(2) Financing obligations will not result in cash payments in excess of amounts reported above. At the end of the lease terms, the net remaining financing obligations of $155.2 million and $10.6 million will be settled by the return of the assets to the Purchaser/Landlord for the related party and non-related party obligations, respectively.
(3) Amounts shown are presented net of contractual sublease rental income.
(4) The ABL Facility will mature and the commitments thereunder will terminate after August 11, 2021. Interest payments included here were estimated using a simple interest method based on the year-end December 31, 2017 ABL Facility outstanding balance of $897.7 million and its corresponding year-end weighted-average interest rate of 3.3%. The 2021 payment amount shown above includes an estimated $897.7 million of principal balance.
(5) The deferred compensation obligation relates to Unisource's legacy deferred compensation plans and reflects gross cash payment amounts due.
(6) The Tax Receivable Agreement contingent liability reflects gross contingent obligation amounts excluding interest due to related party.
(7) The AAC contingent liability reflects the fair value of the estimated amount to be paid. The maximum amount payable is $50.0 million, payable in up to $25.0 million increments at the first and second anniversaries of the acquisition of AAC on August 31, 2017.
(8) The MEPP withdrawal obligations include final gross unpaid charges for one plan where a determination has been issued.
(9) The federal income tax liability reflects amounts payable over eight years resulting from the transition tax implemented in the Tax Act.

The table above does not include future expected Company contributions to its pension plans nor does it include future expected payments related to the complete or partial withdrawals from various multi-employer pension plans where final determinations have not been made. Information related to the amounts of these future payments is described in Note 10 of the Notes to Consolidated Financial Statements. The table above also excludes the liability for uncertain tax positions and for the Veritiv Deferred Compensation Savings Plan as the Company cannot predict with reasonable certainty the timing of future cash outflows associated with these liabilities. As a result of the Merger, International Paper has a potential earn-out payment of up to $100.0 million that would become due in 2020. The potential earn-out payment would be reflected by Veritiv as a reduction to equity at the time of payment. Due to the uncertainty of achievement, that potential payment is not included in the table above.

See Note 1, Note 2, Note 5, Note 7, Note 10 and Note 11 of the Notes to Consolidated Financial Statements for additional information related to these obligations.

The Company has recorded undiscounted charges related to the complete or partial withdrawal from various multi-employer pension plans. Charges not related to the Company's restructuring efforts are recorded as distribution expense. Initial amounts are recorded as other non-current liabilities in the Consolidated Balance Sheets. See the table below for a summary of the net charges and the year-end balance sheet liability positions for the respective years ended December 31:

	Year Ended December 31,
(in millions)	Restructuring charges, net	Distribution expenses	Total Net Charges
2017	$17.4	$2.1	$19.5
2016	7.5	2.3	9.8

	At December 31,

(in millions)	Other accrued liabilities	Other non-current liabilities
2017	$0.7	$27.2
2016	0.0	9.8

See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding these restructuring efforts. Final charges for these withdrawals will not be known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. Currently, the Company expects payments will occur over an approximately 20 year period. The Company expects to incur similar types of charges in future periods in connection with its ongoing restructuring activities. As of December 31, 2017, the Company has received determination letters from two plans. Of those, the liability for one was settled with a lump sum payment, while monthly payments for the other plan are expected to occur over an approximately 20 year period.

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

The Company has evaluated the accounting policies used in the preparation of the accompanying Consolidated Financial Statements and related Notes and believes those policies to be reasonable and appropriate. Management believes that the accounting estimates discussed below are the most critical accounting policies whose application may have a significant effect on the reported results of operations and financial position of the Company and can require judgments by management that affect their application.

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

Sales transactions with customers are designated free on board ("f.o.b.") destination and revenue is recorded when the product is delivered to the customer’s delivery site, when title and risk of loss are transferred. Effective January 1, 2016, the Company harmonized its shipping terms to be f.o.b. destination. Prior to that date, revenue was recorded at the time of shipment for certain xpedx customers whose terms were designated f.o.b. shipping point. Management determined that any shipments in transit at December 31, 2015 would honor the f.o.b. destination terms resulting in a reduction of $27.0 million and $1.8 million to net sales and operating income, respectively, for the year ended December 31, 2015.

Certain revenues are derived from shipments arranged by the Company made directly from a manufacturer to a customer. The Company is considered to be a principal to these transactions because, among other factors, it controls pricing to the customer and bears the credit risk of the customer defaulting on payment and is the primary obligor. Revenues from these sales are reported on a gross basis in the Consolidated Statements of Operations and amounted to $3.0 billion, $3.0 billion and $3.3 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), and its related interpretations on January 1, 2018 applying the modified retrospective method. The adoption did not materially impact the Company's financial statements and is not expected to have a material impact on future financial results as the adoption did not change the recognition pattern for the Company's existing revenue streams.

Acquisition and Integration Expenses

The Company's Consolidated Statements of Operations include a line item titled, "Acquisition and Integration Expenses".  Acquisition and Integration Expenses is not a defined term in U.S. GAAP, thus management must use judgment in determining whether a particular expense should be classified as an acquisition and integration expense.  Management believes its accounting policy for acquisition and integration expenses is critical because these costs have been significant and will continue to be significant in 2018, will generally involve cash expenditures, are not defined in U.S. GAAP, are excluded in determining compliance with the ABL Facility and are excluded in determining management compensation.

Acquisition and integration expenses include internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate its businesses. See Note 3 of the Notes to Consolidated Financial Statements for a breakdown of these expenses.

Acquisition and integration expenses are differentiated from restructuring charges as restructuring charges primarily relate to contract termination costs, involuntary termination benefits and other direct costs associated with consolidating facilities and reorganizing functions.

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

If the financial condition of Veritiv's customers deteriorates, resulting in an inability to make required payments to the Company, or if economic conditions deteriorate, additional allowances may be deemed appropriate or required. If the allowance for doubtful accounts changed by 0.1% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.2 million.

Employee Benefit Plans

Veritiv sponsors defined benefit plans and Supplemental Executive Retirement Plans ("SERP") in the U.S. and Canada. These plans were frozen prior to the Merger. See Note 10 of the Notes to Consolidated Financial Statements for more information about these plans.

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

At each measurement date, management determines the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments anticipated to be made under the plans. As of December 31, 2017, the weighted-average discount rates used to compute the benefit obligations were 3.33% and 3.40% for the U.S. and Canadian plans, respectively.

The expected long-term rate of return on plan assets is based upon the long-term outlook of the investment strategy as well as historical returns and volatilities for each asset class. Veritiv also reviews current levels of interest rates and inflation to assess the reasonableness of the long-term rates. The Company's pension plan investment objective is to ensure all of its plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate the pension expense for the year ended 2017 was 7.15% and 5.50% for the U.S. and Canadian plans, respectively.

The following illustrates the effects of a 1% change in the discount rate or return on plan assets on the 2017 net periodic pension cost and projected benefit obligation (in millions):

Assumption	Change	Net Periodic Benefit Cost	Projected Benefit Obligation
Discount rate	1% increase	$(0.2)	$(4.5)
	1% decrease	0.7	6.7
Return on plan assets	1% increase	(1.4)	N/A
	1% decrease	1.4	N/A

See Note 10 of the Notes to Consolidated Financial Statements for a comprehensive discussion of Veritiv's pension and post-retirement benefit expense, including a discussion of the actuarial assumptions, the policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components.

Recently Issued Accounting Standards

See Note 1 of the Notes to Consolidated Financial Statements for information regarding recently issued accounting standards.

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

At December 31, 2017, the fair value of the interest rate cap was not significant. The amount expected to be reclassified from accumulated other comprehensive loss into earnings during the next 12 months is approximately $0.7 million. During 2017 the amount reclassified into earnings as an adjustment to interest expense was not significant.

The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in the interest rate. The Company attempts to manage exposure to counterparty credit risk primarily by selecting only counterparties that meet certain credit and other financial standards. The Company believes there has been no material change in the creditworthiness of its counterparty and believes the risk of nonperformance by such party is minimal. For additional information regarding Veritiv's interest rate swap, see Note 6 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

Veritiv’s exposure to fluctuations in interest rates results primarily from its borrowings under the ABL Facility. Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker’s acceptance rate or base rate plus a margin rate. LIBOR based loans can be set for durations of one week, or for periods of one to nine months. The margin rate amount can be adjusted upward or downward based upon usage under the line in two increments of 25 basis points. Veritiv’s interest rate exposure under the ABL Facility results from changes in LIBOR, bankers’ acceptance rates, the prime/base interest rates and actual borrowings. The weighted-average borrowing interest rate at December 31, 2017 was 3.3%. Based on the average borrowings under the ABL Facility during the year ended December 31, 2017, a hypothetical 100 basis point increase in the interest rate would result in approximately $8.5 million of additional interest expense.

Foreign Currency Exchange Rate Risk

Veritiv conducts business in various foreign currencies and is exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. This exposure is primarily related to international assets and liabilities, whose value could change materially in reference to the U.S. dollar reporting currency.

Veritiv’s most significant foreign currency exposure primarily relates to fluctuations in the foreign exchange rate between the U.S. dollar and the Canadian dollar. Net sales from Veritiv’s Canadian operations for the year ended December 31, 2017 represented approximately 8% of Veritiv’s total net sales. Veritiv has not used foreign exchange currency options or futures agreements to hedge its exposure to changes in foreign exchange rates.

Fuel Price Risk

Due to the nature of Veritiv's distribution business, the Company is exposed to potential volatility in fuel prices. The cost of fuel affects the price paid for products as well as the costs incurred to deliver products to the Company's customers. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of the Company's control. Increased fuel costs may have a negative impact on the Company's results of operations and financial condition. In times of higher fuel prices, Veritiv may have the ability to pass a portion of the increased costs on to customers; however, there can be no assurance that the Company will be able to do so. Based on Veritiv's 2017 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would result in a potential increase of approximately $3.0 million in annual transportation fuel costs (excluding any amounts recovered from customers). Veritiv does not use derivatives to manage its exposure to fuel prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Veritiv Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veritiv Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 1, 2018

We have served as the Company's auditor since 2013.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales (including sales to related party of $32.2, $35.6 and $33.6, respectively)	$8,364.7	$8,326.6	$8,717.7
Cost of products sold (including purchases from related party of $181.6, $224.9 and $264.7, respectively) (exclusive of depreciation and amortization shown separately below)	6,846.6	6,826.4	7,160.3
Distribution expenses	516.9	505.1	521.8
Selling and administrative expenses	872.6	826.2	853.9
Depreciation and amortization	54.2	54.7	56.9
Acquisition and integration expenses	36.5	25.9	34.9
Restructuring charges, net	16.7	12.4	11.3
Operating income	21.2	75.9	78.6
Interest expense, net	31.2	27.5	27.0
Other (income) expense, net	(8.1)	7.6	6.7
Income (loss) before income taxes	(1.9)	40.8	44.9
Income tax expense	11.4	19.8	18.2
Net income (loss)	$(13.3)	$21.0	$26.7

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.85)	$1.31	$1.67
Diluted earnings (loss) per share	$(0.85)	$1.30	$1.67

Weighted-average shares outstanding:
Basic	15.70	15.97	16.00
Diluted	15.70	16.15	16.00

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(13.3)	$21.0	$26.7
Other comprehensive income (loss):
Foreign currency translation adjustments, net of $2.0 tax for 2015	5.7	(2.1)	(12.4)
Change in fair value of cash flow hedge, net of $0.0, $0.1 and $0.3 tax, respectively	0.0	(0.2)	(0.5)
Pension liability adjustments, net of ($0.6), ($0.3) and $0.3 tax, respectively	(0.2)	(1.7)	0.0
Other comprehensive income (loss)	5.5	(4.0)	(12.9)
Total comprehensive income (loss)	$(7.8)	$17.0	$13.8

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$80.3	$69.6
Accounts receivable, less allowances of $44.0 and $34.5, respectively	1,174.3	1,048.3
Related party receivable	3.3	3.9
Inventories	722.7	707.9
Other current assets	133.5	118.9
Total current assets	2,114.1	1,948.6
Property and equipment (net of depreciation and amortization of $314.6 and $292.8, respectively)	340.2	371.8
Goodwill	99.6	50.2
Other intangibles, net	64.1	21.0
Deferred income tax assets	59.6	61.8
Other non-current assets	30.8	30.3
Total assets	$2,708.4	$2,483.7
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$680.1	$654.1
Related party payable	8.5	9.0
Accrued payroll and benefits	73.5	84.4
Other accrued liabilities	134.6	102.5
Current maturities of long-term debt	2.9	2.9
Financing obligations, current portion (including obligations to related party of $7.1 and $14.9, respectively)	7.8	14.9
Total current liabilities	907.4	867.8
Long-term debt, net of current maturities	908.3	749.2
Financing obligations, less current portion (including obligations to related party of $155.2 and $176.1, respectively)	181.6	176.1
Defined benefit pension obligations	24.4	27.6
Other non-current liabilities	137.0	121.2
Total liabilities	2,158.7	1,941.9
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized, 16.0 million shares issued; shares outstanding - 15.7 million at December 31, 2017 and 2016	0.2	0.2
Additional paid-in capital	590.2	574.5
Accumulated earnings	6.4	19.7
Accumulated other comprehensive loss	(33.5)	(39.0)
Treasury stock at cost - 0.3 million shares at December 31, 2017 and 2016	(13.6)	(13.6)
Total shareholders' equity	549.7	541.8
Total liabilities and shareholders' equity	$2,708.4	$2,483.7

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
Operating activities	2017	2016	2015
Net income (loss)	$(13.3)	$21.0	$26.7
Depreciation and amortization	54.2	54.7	56.9
Amortization and write-off of deferred financing fees	2.6	5.6	4.4
Net losses (gains) on dispositions of property and equipment	(25.7)	(0.8)	0.5
Goodwill and long-lived asset impairment charges	8.4	7.7	5.9
Provision for allowance for doubtful accounts	15.9	2.2	7.4
Deferred income tax provision	1.9	11.1	14.9
Stock-based compensation	15.7	8.3	3.8
Other non-cash items, net	(8.8)	3.7	2.0
Changes in operating assets and liabilities
Accounts receivable and related party receivable	(101.9)	(14.7)	53.4
Inventories	30.1	13.1	(62.0)
Other current assets	(8.4)	(11.4)	1.0
Accounts payable and related party payable	48.3	69.9	(8.4)
Accrued payroll and benefits	(11.3)	(40.9)	10.5
Other accrued liabilities	13.6	(3.6)	(7.1)
Other	15.3	14.3	3.1
Net cash provided by operating activities	36.6	140.2	113.0
Investing activities
Property and equipment additions	(32.5)	(41.0)	(44.4)
Proceeds from asset sales	51.1	6.6	0.3
Cash paid for purchase of business, net of cash acquired	(144.8)	—	—
Net cash used for investing activities	(126.2)	(34.4)	(44.1)
Financing activities
Change in book overdrafts	(40.5)	18.9	(5.8)
Borrowings of long-term debt	4,898.8	4,555.8	4,661.9
Repayments of long-term debt	(4,731.5)	(4,625.9)	(4,708.9)
Payments under equipment capital lease obligations	(2.7)	(3.2)	(3.8)
Payments under financing obligations (including obligations to related party of $15.0, $19.9 and $13.8, respectively)	(16.4)	(19.9)	(13.8)
Deferred financing fees	—	(2.0)	—
Purchase of treasury stock	—	(13.6)	—
Payments under Tax Receivable Agreement	(8.5)	—	—
Net cash provided by (used for) financing activities	99.2	(89.9)	(70.4)
Effect of exchange rate changes on cash	1.1	(0.7)	(1.7)
Net change in cash	10.7	15.2	(3.2)
Cash at beginning of period	69.6	54.4	57.6
Cash at end of period	$80.3	$69.6	$54.4
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$3.7	$11.6	$1.9
Cash paid for interest	27.6	20.6	21.7
Non-cash investing and financing activities
Non-cash additions to property and equipment	17.8	20.8	4.0
Contingent consideration for purchase of business: Earn-out	22.2	—	—
See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2014	16.0	$0.2	$562.4	$(28.0)	$(22.1)	—	$—	$512.5
Net income	—	—	—	26.7	—	—	—	26.7
Other comprehensive loss	—	—	—	—	(12.9)	—	—	(12.9)
Stock-based compensation	—	—	3.8	—	—	—	—	3.8
Balance at December 31, 2015	16.0	$0.2	$566.2	$(1.3)	$(35.0)	—	$—	$530.1
Net income	—	—	—	21.0	—	—	—	21.0
Other comprehensive loss	—	—	—	—	(4.0)	—	—	(4.0)
Stock-based compensation	—	—	8.3	—	—	—	—	8.3
Treasury stock	—	—	—	—	—	(0.3)	(13.6)	(13.6)
Balance at December 31, 2016	16.0	$0.2	$574.5	$19.7	$(39.0)	(0.3)	$(13.6)	$541.8
Net loss	—	—	—	(13.3)	—	—	—	(13.3)
Other comprehensive income	—	—	—	—	5.5	—	—	5.5
Stock-based compensation	—	—	15.7	—	—	—	—	15.7
Balance at December 31, 2017	16.0	$0.2	$590.2	$6.4	$(33.5)	(0.3)	$(13.6)	$549.7

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business distributor of packaging, facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established on July 1, 2014 (the "Distribution Date"), following the merger (the "Merger") of International Paper Company’s ("International Paper") xpedx distribution solutions business ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource"). On July 2, 2014, Veritiv’s common stock began regular-way trading on the New York Stock Exchange under the ticker symbol VRTV.

International Paper has a potential earn-out payment of up to $100.0 million that would become due in 2020 if Veritiv's aggregate EBITDA for fiscal years 2017, 2018 and 2019 exceeds an agreed-upon target of $759.0 million, subject to certain adjustments. The $100.0 million potential earn-out payment would be reflected by Veritiv as a reduction to equity at the time of payment.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all of the Company’s subsidiaries. All significant intercompany transactions between Veritiv's businesses have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, revenue recognition, accounts receivable valuation, inventory valuation, employee benefit plans, income tax contingency accruals and valuation allowances, recognition of the Tax Cuts and Jobs Act (the "Tax Act"), multi-employer pension plan withdrawal liabilities, contingency accruals and goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Estimates are revised as additional information becomes available.

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

Sales transactions with customers are designated free on board ("f.o.b.") destination and revenue is recorded when the product is delivered to the customer’s delivery site, when title and risk of loss are transferred. Effective January 1, 2016, the Company harmonized its shipping terms to be f.o.b. destination. Prior to that date, revenue was recorded at the time of shipment for certain xpedx customers whose terms were designated f.o.b. shipping point. Management determined that any shipments in transit at December 31, 2015 would honor the f.o.b. destination terms resulting in a reduction of $27.0 million and $1.8 million to net sales and operating income, respectively, for the year ended December 31, 2015.

Certain revenues are derived from shipments arranged by the Company made directly from a manufacturer to a customer. The Company is considered to be a principal to these transactions because, among other factors, it controls pricing to the customer, bears the credit risk of the customer defaulting on payment and is the primary obligor. Revenues from these sales are reported on a gross basis in the Consolidated Statements of Operations and amounted to $3.0 billion, $3.0 billion and $3.3 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

Taxes collected from customers relating to product sales and remitted to governmental authorities are accounted for on a net basis. Accordingly, such taxes are excluded from both net sales and expenses.

Purchase Incentives and Customer Rebates

Veritiv enters into agreements with suppliers that entitle Veritiv to receive rebates, allowances and other discounts based on the attainment of specified purchasing levels or sales to certain customers. Purchase incentives are recorded as a reduction to inventory and recognized in cost of products sold when the sale occurs. During the year ended December 31, 2017, approximately 38% of the Company's purchases were made from ten suppliers.

Veritiv also enters into incentive agreements with certain of its customers, which are generally based on sales to these customers. Veritiv records estimated rebates to customers as a reduction to gross sales as customer revenue is recognized.

Distribution Expenses

Distribution expenses consist of storage, handling and delivery costs including freight to the Company's customers’ destinations. Handling and delivery costs were $380.7 million, $371.7 million and $380.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Acquisition and Integration Expenses

Acquisition and integration expenses are expensed as incurred. Acquisition and integration expenses include internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate its businesses.

Accounts Receivable and Allowances

Accounts receivable are recognized net of allowances. The allowance for doubtful accounts reflects the best estimate of losses inherent in the Company’s accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. The other allowances balance is inclusive of returns, discounts and any other items affecting the realization of these assets. Accounts receivable are written off when management determines they are uncollectible.

The components of the accounts receivable allowances were as follows:

	Year Ended December 31,
(in millions)	2017	2016
Allowance for doubtful accounts	$32.4	$23.7
Other allowances	11.6	10.8
Total accounts receivable allowances	$44.0	$34.5

Below is a rollforward of the Company's accounts receivable allowances for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(in millions)	2017	2016	2015
Beginning balance, January 1	$34.5	$33.3	$39.0
Add / (Deduct):
Provision for bad debt expense	15.9	2.2	7.4
Net write-offs and recoveries	(7.7)	(6.7)	(13.1)
Other adjustments(1)	1.3	5.7	—
Ending balance, December 31	$44.0	$34.5	$33.3
(1) Other adjustments represent amounts reserved for returns and discounts, foreign currency translation adjustments and reserves for customer accounts where revenue is not recognized because collectability is not reasonably assured, and may include accounts receivable allowances recorded in connection with acquisitions. 2015 amounts were not material.

Inventories

The Company's inventories are primarily comprised of finished goods and predominantly valued at cost as determined by the last-in first-out ("LIFO") method. Such valuations are not in excess of market. Elements of cost in inventories include the purchase price invoiced by a supplier, plus inbound freight and related costs and reduced by estimated volume-based discounts and early pay discounts available from certain suppliers. Approximately 86% and 87% of inventories were valued using the LIFO method as of December 31, 2017 and 2016, respectively. If the first-in, first-out method had been used, total inventory balances would be increased by approximately $78.7 million and $71.3 million at December 31, 2017 and 2016, respectively.

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

Veritiv maintains some of its inventory on a consignment basis in which the inventory is physically located at the customer's premises or a third-party warehouse. Veritiv had $50.9 million and $47.3 million of consigned inventory as of December 31, 2017 and 2016, respectively, valued on a LIFO basis, net of reserves.

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

The components of property and equipment, net were as follows:

(in millions)	December 31,	December 31,
	2017	2016
Land, buildings and improvements	$106.6	$132.0
Machinery and equipment	145.3	131.1
Equipment capital leases and assets related to financing obligations (including financing obligations with related party)	233.3	215.5
Internal use software	159.2	151.0
Construction-in-progress	10.4	35.0
Less: Accumulated depreciation and software amortization	(314.6)	(292.8)
Property and equipment, net	$340.2	$371.8

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Land is not depreciated, and construction-in-progress ("CIP") is not depreciated until ready for service. Leased property and leasehold improvements are amortized on a straight-line basis over the lease term or useful life of the asset, whichever is less.

Depreciation and amortization for property and equipment, other than land and CIP, is based upon the following estimated useful lives:

Buildings	40 years
Leasehold improvements	1 to 20 years
Machinery and equipment	3 to 15 years
Equipment capital leases and assets related to financing obligations (including financing obligations with related party)	3 to 15 years
Internal use software	3 to 5 years

Additional property and equipment information is as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Depreciation expense (1)	$33.5	$33.8	$32.6
Amortization expense - internal use software	16.5	17.5	18.4
Depreciation and amortization expense related to property and equipment	$50.0	$51.3	$51.0

Accumulated depreciation on equipment capital leases and assets related to financing obligations (including financing obligations with related party)	$35.6	$29.7
Unamortized internal use software costs, including amounts recorded in CIP	$37.6	$43.9
(1) Includes the depreciation expense for equipment capital leases and assets related to financing obligations (including financing obligations with related party).

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

Capital lease obligations consist of delivery equipment, material handling equipment, computer hardware and office equipment which are leased through third parties under non-cancelable leases with terms generally ranging from three to eight years. Many of the delivery equipment leases include annual rate increases based on the Consumer Price Index which are included in the calculation of the initial lease obligation. The carrying value of the related equipment associated with these capital leases is included within property and equipment, net in the Consolidated Balance Sheets and depreciated over the term of the lease. The Company does not record rent expense for capital leases. Rather, rental payments under the lease are recognized as a reduction of the capital lease obligation and interest expense. Depreciation expense for assets under capital leases is included in the total depreciation expense disclosed in the Consolidated Statements of Operations.

All other leases are operating leases. Certain lease agreements include renewal options and rent escalation clauses. Assets subject to an operating lease and the related lease payments are not recorded on the Company’s balance sheet. Rent expense is recognized on a straight-line basis over the expected lease term.

The term for all types of leases begins on the date the Company becomes legally obligated for the rent payments or takes possession of the asset, whichever is earlier. See Note 7, Leases, for additional information related to the Company's leases.

Goodwill and Other Intangible Assets, Net

Goodwill relating to a single business reporting unit is included as an asset of the applicable segment. Goodwill arising from major acquisitions that involve multiple reportable segments is allocated to the reporting units based on the relative fair value of the reporting unit.

Goodwill is reviewed by Veritiv for impairment on a reporting unit basis annually on October 1st or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The testing of goodwill for possible impairment is performed by completing a Step 0 test or electing to by-pass the Step 0 test and comparing the fair value of a reporting unit with its carrying value, including goodwill. The Step 0 test utilizes qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors include: macroeconomic conditions; industry and market considerations; overall financial performance and cost factors to determine whether a reporting unit is at risk for goodwill impairment.

In the event a reporting unit fails the Step 0 goodwill impairment test, it is necessary to move forward with a comparison of the fair value of the reporting unit with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not considered to be impaired. If the fair value of a reporting unit is below the carrying value, a goodwill impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, any loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. See Note 4, Goodwill and Other Intangible Assets, for additional information related to the Company's goodwill.

Intangible assets acquired in a business combination are recorded at fair value. The Company's intangible assets include customer relationships, trademarks and trade names and non-compete agreements. Intangible assets with finite useful lives are subsequently amortized using the straight-line method over the estimated useful lives of the assets. See the Impairment of Long-Lived Assets section below for the accounting policy related to the periodic review of long-lived intangible assets for impairment. See Note 4, Goodwill and Other Intangible Assets, for additional information related to the Company's intangible assets.

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

For the years ended December 31, 2017 and 2016, impairment charges of $0.7 million and $1.9 million, respectively, were recorded for certain long-lived assets that supported multiple segments. These charges were recorded as selling and administrative expense as they were not related to the Company's restructuring efforts. For the year ended December 31, 2015, impairment charges of $4.0 million were recorded for certain long-lived assets that supported multiple segments, with $0.7 million recorded as selling and administrative expense and $3.3 million recorded as restructuring expense. See Note 3, Acquisition, Integration and Restructuring Charges for additional information related to the Company's restructuring efforts.

Employee Benefit Plans

The Company sponsors and/or contributes to defined contribution plans, defined benefit pension plans and multi-employer pension plans in the United States. In addition, the Company and its subsidiaries have various pension plans and other forms of retirement arrangements outside the United States. See Note 10, Employee Benefit Plans, for additional information related to these plans and arrangements.

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

The Company also makes contributions to multi-employer pension plans for its union employees covered by such plans. For these plans, the Company recognizes a liability only for any required contributions to the plans or surcharges imposed by the plans that are accrued and unpaid at the balance sheet date. The Company does not record an asset or liability to recognize the funded status of the plans. The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability, as the final amount and timing is not assured. When a final determination of the withdrawal liability is received from the plan, the estimated charge is adjusted to the final amount determined by the plan.

Stock-Based Compensation

The Company measures and records compensation expense for all stock-based awards based on the grant date fair values over the vesting period of the awards. Forfeitures are recognized when they occur. See Note 15, Equity-Based Incentive Plans, for additional information.

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

The Tax Act was signed into law on December 22, 2017 and makes broad and complex changes to the U.S. tax code. We recognized provisional estimates of the impact of the Tax Act in the year ended December 31, 2017. These provisional amounts may be adjusted during 2018 in accordance with the measurement period guidance outlined in Securities and Exchange Commission's Staff Accounting Bulletin No. 118. See Note 8, Income Taxes of the Notes to Consolidated Financial Statements for additional details regarding the Tax Act.

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
See Note 11, Fair Value Measurements, for further detail.

Foreign Currency

The assets and liabilities of the foreign subsidiaries are translated from their respective local currencies to the U.S. dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying values of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive loss ("AOCL"). See Note 14, Shareholders' Equity, for the impacts of foreign currency translation adjustments on AOCL.

The revenues and expenses of the foreign subsidiaries are translated using the monthly average exchange rates during the year. The gains or losses from foreign currency transactions are included in other (income) expense, net in the Consolidated Statements of Operations.

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
Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842)
The standard requires lessees to put most leases on their balance sheet but recognize expenses in their statement of operations in a manner similar to current accounting guidance. The new standard also eliminates the current guidance related to real estate specific provisions. The guidance requires application on a modified retrospective basis to leases that existed at the beginning of the earliest period presented and those entered into thereafter but prior to the effective date. A proposed ASU has been issued that would add the option for organizations to not provide comparative period financial statements and instead apply the transition requirements as of the effective date. The standard permits entities to elect a package of practical expedients which must be applied consistently to all leases that commenced prior to the effective date. If the package of practical expedients is elected, entities do not need to reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The guidance also allows entities to make certain policy elections under the new standard, including: (i) the use of hindsight to determine lease term and when assessing existing right of use assets for impairment; (ii) a policy to not record short-term leases on the balance sheet; and (iii) a policy to not separate lease and non-lease components.
January 1, 2019; early adoption is permitted
The Company is currently evaluating this standard and anticipates that its adoption will have a material impact on the Consolidated Financial Statements and related disclosures as it will result in recording substantially all operating leases on the balance sheet as a lease obligation and right of use asset. Lease software has been implemented that will better enable the Company to implement the standard. The Company currently anticipates electing to apply the package of practical expedients to all leases that commenced prior to the date of adoption. Based on the analysis performed to date, the Company anticipates making a policy election to not include short-term leases on the Consolidated Balance Sheets and to separate lease and non-lease components. The Company currently does not anticipate making a policy election to use hindsight to determine lease term. The assessment is ongoing and the preliminary conclusions are subject to change. At this time the Company is unable to quantify the impact that the adoption of this standard will have on the Consolidated Financial Statements and related disclosures. The Company currently plans to adopt this ASU on January 1, 2019.

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
ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220)
The standard allows companies to reclassify the effect of the change in tax laws and rates on deferred tax assets and liabilities as part of the Tax Act from accumulated other comprehensive income (loss) to retained earnings. The guidance is to be applied to each period in which the effect of the Tax Act (or portion thereof) is recorded and companies may apply it either (1) retrospectively as of the date of enactment or (2) as of the beginning of the period of adoption.
		January 1, 2019; early adoption is permitted.	The Company is currently evaluating early adoption and the impact this ASU will have on its Consolidated Financial Statements and related disclosures.

Recently Adopted Accounting Standards
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The standard replaces previous revenue recognition standards and significantly expands the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.

January 1, 2018; early adoption date is no earlier than the annual period beginning after December 15, 2016
The Company adopted this ASU on January 1, 2018 applying the modified retrospective method. Focus areas were customer rebates, accounting for customer dedicated inventory and principal/agent considerations. The adoption did not materially impact the Company's Financial Statements and is not expected to have a material impact on future financial results as the adoption did not change the recognition pattern for the Company's existing revenue streams. The Company implemented new internal controls related to contract reviews and revenue recognition disclosures. Additional disclosures will be made as needed in future reports as a result of the adoption in 2018.

Recently Adopted Accounting Standards (continued)
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

January 1, 2018; early adoption is permitted (early adoption requires the adoption of all amendments in the same period)
The Company adopted this ASU on January 1, 2018. The adoption did not materially impact the Company's historical Consolidated Financial Statements or related disclosures. Impacts to future results and disclosures will be dependent upon the presence of any items noted in the standard.

ASU 2017-01, Business Combinations (Topic 805)
The standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance requires application on a prospective basis.
		January 1, 2018; early adoption is permitted	The Company adopted this ASU on January 1, 2018.
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
		January 1, 2018; early adoption is permitted as of the first interim period of an annual period for which interim or annual financial statements have not been issued	The Company adopted this ASU on January 1, 2018. The adoption did not materially impact its historical Consolidated Financial Statements or related disclosures.
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
January 1, 2017
The Company adopted this ASU on January 1, 2017. The adoption did not materially impact its Consolidated Financial Statements or related disclosures. For the years ended December 31, 2017 and 2016, approximately 86% and 87% of the inventory balances were measured using LIFO, respectively.

Recently Adopted Accounting Standards (continued)
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
January 1, 2018; early adoption is permitted
The Company adopted this ASU on April 1, 2017. The adoption did not materially impact its Consolidated Financial Statements or related disclosures. Impacts to future results and disclosures will be dependent upon the presence of any items noted in the standard.

2. 2017 ACQUISITION

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

Acquisition-related costs of approximately $7.3 million were expensed as incurred. These costs were recognized in acquisition and integration expenses on the Consolidated Statements of Operations for the year ended December 31, 2017. These charges are included in the table in Note 3, Acquisition, Integration and Restructuring Charges, and related primarily to legal, consulting and other professional fees, and retention.

The acquisition of AAC was accounted for in the Company's financial statements using the acquisition method of accounting. The total consideration to complete the acquisition was approximately $169.8 million. Due to the limited amount of time since the acquisition of AAC, the valuation of certain assets and liabilities is preliminary and, as management receives additional information during the measurement period, these assets and liabilities may be adjusted. The preliminary purchase price was allocated to tangible and intangible assets and liabilities based upon their respective estimated fair values. The following table summarizes the components of the preliminary estimated purchase price for AAC:

Preliminary estimated purchase price:

(in millions)
Cash consideration	$112.0
Loan pay-off	34.3
Contingent consideration	22.2
Other	1.3
Total preliminary estimated purchase price	$169.8

The following table summarizes the allocation of the preliminary estimated purchase price to assets acquired and liabilities assumed as of the Acquisition Date based on valuation information, estimates and assumptions available on December 31, 2017. See Note 4, Goodwill and Other Intangible Assets, for additional information related to the goodwill and intangible assets acquired in the AAC acquisition. See Note 11, Fair Value Measurements, for additional information related to the fair value of the contingent consideration related to the earn-out.

Preliminary allocation:

(in millions)
Cash	$1.5
Accounts receivable	30.4
Inventories	38.5
Other current assets	5.7
Property and equipment	3.5
Goodwill	55.5
Other intangible assets	49.0
Other non-current assets	1.4
Accounts payable	(12.4)
Other current liabilities	(2.7)
Other non-current liabilities	(0.6)
Total preliminary estimated purchase price	$169.8

The amounts shown above may change as the purchase price will be based upon finalization of customary working capital adjustments. The Company is still in the process of verifying data and finalizing information related to the valuation and expects to finalize these matters within the measurement period as final asset and liability valuations are completed.

Actual and Pro Forma Impact (unaudited)

The operating results of AAC are included in the Company's financial statements from September 1, 2017 through December 31, 2017 and are reported as part of the Packaging reportable segment. Net sales and operating loss attributable to AAC during this period and included in the Company's Consolidated Statements of Operations were $71.7 million and ($1.7) million, respectively.

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

(Unaudited)	Year Ended December 31,
(in millions, except share and per share data)	2017	2016
Net sales	$8,527.6	$8,548.2
Net income (loss)	(7.2)	14.1
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.46)	$0.88
Diluted earnings (loss) per share	$(0.46)	$0.87
Weighted-average shares outstanding
Basic	15.70	15.97
Diluted	15.70	16.15

The unaudited pro forma information reflects primarily the following pre-tax adjustments for the respective periods:
- Acquisition and integration expenses: Acquisition and integration expenses of $8.9 million incurred during the year ended December 31, 2017 have been eliminated. Pro forma net income for the year ended December 31, 2016 includes acquisition and integration expenses of $8.9 million.
- Incremental amortization expense: Pro forma net income for the year ended December 31, 2017 includes incremental amortization expense of $2.5 million. Pro forma net income for the year ended December 31, 2016 includes incremental amortization expense of $6.3 million.
- Interest expense: Pro forma net income for the year ended December 31, 2017 includes incremental interest expense of $2.0 million. Pro forma net income for the year ended December 31, 2016 includes incremental interest expense of $2.4 million.

A combined U.S. federal statutory and state rate of 39.0% was used to determine the after-tax impact on net income of the pro forma adjustments.

3. ACQUISITION, INTEGRATION AND RESTRUCTURING CHARGES

Merger of xpedx and Unisource

The Company currently expects net costs and charges associated with achieving anticipated cost savings and other synergies from the Merger (excluding charges relating to the complete or partial withdrawal from multi-employer pension plans ("MEPP"), some of which are uncertain at this time, and including cash proceeds from sales of assets related to consolidation), to be approximately $225 million to $250 million, through December 31, 2018. Included in the estimate is approximately $90 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. Through December 31, 2017, the Company has incurred approximately $221 million in costs and charges, including approximately $82 million for capital expenditures.

Acquisition and Integration Expenses

During the years ended December 31, 2017, 2016 and 2015, Veritiv incurred costs and charges related primarily to: internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate its businesses. The following table summarizes the components of acquisition and integration expenses:

	Year Ended December 31,
(in millions)	2017	2016	2015
Integration management	$14.5	$8.3	$—
Retention compensation	0.2	2.5	10.8
Information technology conversion costs	8.8	6.3	7.4
Rebranding	0.5	2.4	6.1
Legal, consulting and other professional fees	1.5	2.3	7.8
Other	3.0	4.1	2.8
AAC acquisition and integration	8.0	—	—
Total acquisition and integration expenses	$36.5	$25.9	$34.9

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
As part of its restructuring efforts, the Company continues to evaluate its operations outside of North America to identify additional cost saving opportunities. The Company may elect to restructure its operations in specific countries, which may include staff reductions, lease terminations and facility closures, or a complete exit of a market. The Company may continue to record restructuring charges in the future as restructuring activities progress, which may include gains or losses from the disposition of assets. See Note 17, Segment Information, for the impact these charges had on the Company's reportable segments.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized $24.4 million and $2.1 million in net gains related to the sale or exit of certain facilities and a $4.1 million net non-cash loss from asset impairments, respectively. As of December 31, 2017, the Company held for sale $3.2 million in assets related to these activities, which are included in other current assets on the Consolidated Balance Sheets.

Other direct costs reported in the tables below include facility closing costs, actual and estimated multi-employer pension plan withdrawal charges and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The following table presents a summary of restructuring charges, net, related to active restructuring initiatives that were incurred during the last three fiscal years and the cumulative recorded amounts since the initiative began:

(in millions)	Severance and Related Costs	Other Direct Costs	Gain on Sale of Assets and Other	Total
2017	$7.5	$33.6	$(24.4)	$16.7
2016	3.5	11.0	(2.1)	12.4
2015	4.3	2.9	4.1	11.3
Cumulative	20.0	47.9	(22.4)	45.5

The following is a summary of the Company's restructuring liability activity for the periods presented:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2015	$1.7	$0.4	$2.1
Costs incurred	3.5	11.0	14.5
Payments	(3.4)	(3.4)	(6.8)
Balance at December 31, 2016	1.8	8.0	9.8
Costs incurred	7.5	33.6	41.1
Payments	(4.9)	(16.4)	(21.3)
Balance at December 31, 2017	$4.4	$25.2	$29.6

The Company has recorded undiscounted charges related to the complete or partial withdrawal from various multi-employer pension plans. Charges not related to the Company's restructuring efforts are recorded as distribution expenses. Initial amounts are recorded as other non-current liabilities in the Consolidated Balance Sheets. See the table below for a summary of the net withdrawal charges for the respective years ended December 31:

	Year Ended December 31,
(in millions)	Restructuring charges, net	Distribution expenses	Total Net Charges
2017	$17.4	$2.1	$19.5
2016	7.5	2.3	9.8

Final charges for these MEPP withdrawals will not be known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. Currently, the Company expects payments will occur over an approximate 20 year period. The Company expects to incur similar types of charges in future periods in connection with its ongoing restructuring activities. As of December 31, 2017, the Company has received the determination letters from one of the restructuring related plans. Monthly payments for this plan are expected to occur over an approximate 20 year period.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2017, the net goodwill balance was $99.6 million. The following table sets forth the changes in the carrying amount of goodwill during 2017 and 2016:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other	Total
Balance at December 31, 2015:
Goodwill	$44.1	$59.0	$265.4	$50.5	$6.1	$425.1
Accumulated impairment losses	—	(59.0)	(265.4)	(50.5)	—	(374.9)
Net goodwill 2015	44.1	—	—	—	6.1	50.2
2016 Activity:
Goodwill acquired	—	—	—	—	—	—
Impairment of goodwill	—	—	—	—	—	—
Balance at December 31, 2016:
Goodwill	44.1	59.0	265.4	50.5	6.1	425.1
Accumulated impairment losses	—	(59.0)	(265.4)	(50.5)	—	(374.9)
Net goodwill 2016	44.1	—	—	—	6.1	50.2
2017 Activity:
Goodwill acquired	55.5	—	—	—	—	55.5
Impairment of goodwill	—	—	—	—	(6.1)	(6.1)
Balance at December 31, 2017:
Goodwill	99.6	59.0	265.4	50.5	6.1	480.6
Accumulated impairment losses	—	(59.0)	(265.4)	(50.5)	(6.1)	(381.0)
Net goodwill 2017	$99.6	$—	$—	$—	$—	$99.6

Preliminary goodwill of $55.5 million arising from the acquisition of AAC, as described in Note 2, 2017 Acquisition, consists largely of the expected synergies and other benefits from combining operations and is expected to be deductible for tax purposes. The goodwill was allocated 100% to the Company's Packaging reportable segment.

During the third quarter of 2017, as part of the Company's review for possible goodwill impairment indicators, management determined that the goodwill allocated to the logistics solutions business was fully impaired. The impairment was recorded as selling and administrative expense in the Consolidated Statements of Operations. See Note 11, Fair Value Measurements, for additional information related to the impairment. There were no other goodwill impairment charges for the year ended December 31, 2017. No goodwill impairment charges were recorded during the year ended December 31, 2016. During the fourth quarter of 2015, a $1.9 million goodwill impairment was identified and recorded as selling and administrative expense for the Facility Solutions segment.

Other Intangible Assets

The components of the Company's other intangible assets were as follows:

	December 31, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$67.7	$6.1	$61.6	$23.6	$4.0	$19.6
Trademarks/Trade names	3.8	2.3	1.5	2.7	1.3	1.4
Non-compete agreements	1.5	0.5	1.0	—	—	—
Total	$73.0	$8.9	$64.1	$26.3	$5.3	$21.0

The gross carrying amount of other intangible assets increased by $49.0 million as a result of the acquisition of AAC. The Company is still in the process of verifying data and finalizing information related to the valuation and expects to finalize these matters within the measurement period as final asset and liability valuations are completed. These assets are included in other intangibles, net on the Consolidated Balance Sheets and are being amortized to operating expense on a straight-line basis over their estimated useful lives. Preliminary allocated values from the AAC acquisition are as follows:

	Gross Value (in millions)	Estimated Useful Life (in years)
Customer relationships	$46.4	14.0
Trademarks/Trade names	1.1	1.0
Non-compete agreements	1.5	1.0
Total identifiable intangible assets acquired	$49.0

During the third quarter of 2017, the Company recognized a $1.6 million non-restructuring asset impairment charge related to its logistics solutions business's customer relationship intangible asset, which was recorded in selling and administrative expenses. During the year ended December 31, 2016, the Company recognized $2.8 million and $3.0 million in asset impairment charges related to its Print and Publishing segments' customer relationship intangible assets, respectively, which were recorded in selling and administrative expenses. No intangible asset impairment charges were recorded during the year ended December 31, 2015.

See Note 11, Fair Value Measurements, for additional information related to these impairments.

Upon retirement or full impairment of the intangible asset, the cost and related amount of accumulated amortization are eliminated from the asset and accumulated amortization accounts, respectively.

The Company recorded amortization expense of $4.2 million, $3.4 million and $5.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Total
2018	$6.7
2019	4.8
2020	4.8
2021	4.8
2022	4.8

5. DEBT AND OTHER OBLIGATIONS

The Company's long-term debt obligations were as follows:

(in millions)	December 31, 2017	December 31, 2016
Asset-Based Lending Facility (the "ABL Facility")	$897.7	$726.9
Equipment capital lease and other obligations	13.5	25.2
Total debt	911.2	752.1
Less: current maturities of long-term debt	(2.9)	(2.9)
Long-term debt, net of current maturities	$908.3	$749.2

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

The Company's long-term financing obligations were as follows:

(in millions)	December 31, 2017	December 31, 2016
Obligations to related party	$162.3	$191.0
Obligations - other financing	27.1	—
Total financing obligations	189.4	191.0
Less: current portion of financing obligations	(7.8)	(14.9)
Financing obligations, less current portion	$181.6	$176.1

From the Merger through December 31, 2017, the Company has terminated agreements for 11 of the related party financed properties and therefore triggered an early termination of each respective property's financing agreement. One of these terminations also involved the purchase of a facility in Austin, Texas. See Note 7, Leases, for additional information related to that purchase. Upon termination of a property's financing agreement, the Company recognizes the non-cash effects of the derecognition of (i) the property and equipment and (ii) the corresponding financing obligation, as other non-cash items, net, on the Consolidated Statements of Cash Flows. Any gain or loss realized upon derecognition has been included in other (income) expense, net or restructuring charges on the Consolidated Statements of Operations, based upon the rationale for the termination. Unless terminated early, upon the expiration of the term of the remaining related party financing agreements, the net remaining financing obligation of $155.2 million will be settled by the return of the assets to the owner and has been included in other non-current liabilities on the Consolidated Balance Sheets. See the table below for the non-cash effects of the derecognition of (i) the property and equipment and (ii) the corresponding financing obligation:

	Year Ended December 31,
(in millions, except number of agreements)	2017	2016	Total

Property and equipment	$14.6	$3.7	$18.3
Financing obligations	15.2	8.4	23.6
Number of terminated property agreements	8	3	11

ABL Facility

Veritiv has a $1.4 billion asset-based lending facility. The ABL Facility is comprised of U.S. and Canadian sub-facilities of $1,250.0 million and $150.0 million, respectively. The ABL Facility is available to be drawn in U.S. dollars, in the case of the U.S. sub-facilities, and in U.S. dollars or Canadian dollars, in the case of the Canadian sub-facilities, or in other currencies that are mutually agreeable. The Company's accounts receivable and inventories in the U.S. and Canada are collateral under the ABL Facility.

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

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At December 31, 2017 the above test was not applicable.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of December 31, 2017, the available additional borrowing capacity under the ABL Facility was approximately $316.5 million. As of December 31, 2017, the Company held $10.1 million in outstanding letters of credit.

Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker’s acceptance rate or base rate plus a margin rate. The weighted-average borrowing interest rate was 3.3% and 2.5% at December 31, 2017 and December 31, 2016, respectively.

Financing and other related costs incurred in connection with the ABL Facility are reflected in other non-current assets in the Consolidated Balance Sheets and are amortized over the ABL Facility term. In conjunction with the ABL Facility amendment noted above, the Company recognized a charge of $1.9 million to interest expense, net, in the Consolidated Statements of Operations, for the write-off of a portion of the previously deferred financing costs associated with lenders in the original ABL Facility that exited the amended ABL Facility. In addition, the Company incurred and deferred $2.0 million of new financing costs associated with this transaction, reflected in other non-current assets in the Consolidated Balance Sheets, which will be amortized to interest expense on a straight-line basis over the amended term of the ABL Facility. For the years ended December 31, 2017, 2016 and 2015, interest expense, net in the Consolidated Statements of Operations included $2.6 million, $5.6 million and $4.4 million, respectively, of amortization and write-off of deferred financing fees.

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

This interest rate exposure is actively monitored by management, and in July 2015, the Company entered into an interest rate cap agreement. The interest rate cap effectively limits the floating LIBOR-based portion of the interest rate. The effective date of the interest rate cap agreement was July 31, 2015 with an expiration date of July 1, 2019. The initial notional amount of this agreement covered $392.9 million of the Company’s floating-rate debt at 3.0% plus the applicable credit spread. The Company paid $2.0 million for the interest rate cap agreement. Approximately $0.6 million of the amount paid represented transaction costs and was expensed immediately to earnings. As of December 31, 2017 and December 31, 2016, the interest rate cap agreement had a fair value that was not significant, classified within other non-current assets on the Consolidated Balance Sheets. The fair value is estimated using observable market-based inputs including interest rate curves and implied volatilities (Level 2).

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

A cash flow hedge refers to hedging the exposure to variability in expected future cash flows attributable to a particular risk. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCL until reclassified into earnings in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion, if any, is immediately recognized in earnings. The ineffective portion was not significant for the years ended December 31, 2017, 2016 and 2015 respectively.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized an after-tax loss of $0.0 million, $0.2 million and $0.5 million, respectively, in other comprehensive income associated with the interest rate cap. For the year ended December 31, 2017, $0.2 million was reclassified from AOCL into earnings. There were no reclassifications from AOCL into earnings for the years ended December 31, 2016 and 2015, respectively. The amount the Company expects to reclassify from AOCL into earnings within the following twelve months is approximately $0.7 million.

7. LEASES

Lease Commitments

Future minimum lease payments at December 31, 2017 were as follows:

	Financing Obligations and Equipment Capital Leases (1)	Operating Leases
(in millions)		Lease Obligations	Sublease Income	Total
2018	$12.8	$94.3	$(0.2)	$94.1
2019	5.0	80.3	(0.2)	80.1
2020	4.6	70.4	—	70.4
2021	4.0	57.7	—	57.7
2022	3.8	45.8	—	45.8
Thereafter	22.4	135.6	—	135.6
	52.6	484.1	(0.4)	483.7
Amount representing interest	(12.5)	—	—	—
Total future minimum lease payments	$40.1	$484.1	$(0.4)	$483.7
(1) Amounts shown include the financing obligations to related party.

Financing Obligations to Related Party
In connection with Bain Capital Fund VII, L.P.’s acquisition of its 60% interest in UWWH on November 27, 2002, Unisource transferred 40 of its U.S. warehouse and distribution facilities (the "Properties") to Georgia-Pacific who then sold 38 of the Properties to an unrelated third-party (the "Purchaser/Landlord"). Contemporaneously with the sale, Georgia-Pacific entered into lease agreements with the Purchaser/Landlord with respect to the individual 38 Properties and concurrently entered into sublease agreements with Unisource, which are set to expire in June 2018. As a result of certain forms of continuing involvement, these transactions did not qualify for sale-leaseback accounting. Accordingly, the leases were classified as financing transactions. From the Merger through December 31, 2017, the Company has terminated agreements for 11 of these Properties. At the end of the lease term, the net remaining financing obligation of $155.2 million will be settled by the return of the assets to the Purchaser/Landlord.

The lease and sublease agreements also include rent schedules and escalation clauses throughout the lease and sublease terms. Subject to certain conditions, the Company has the right to sublease any of the Properties. Under the terms of the lease and sublease agreements, Georgia-Pacific and the Company are responsible for all costs and expenses associated with the Properties, including the operation, maintenance and repair, taxes and insurances. In addition to the obligations noted above, the Company currently leases from Georgia-Pacific one remaining Property that is directly owned by Georgia-Pacific and has classified it as an operating lease in accordance with the accounting guidance.

In April 2016, Veritiv assumed ownership of a warehouse and distribution facility located in Austin, Texas that was subleased from Georgia-Pacific. The Company exercised its right of first refusal and matched a $5.4 million offer from an unrelated third-party to purchase the facility directly from the owner. This transaction was accounted for as a settlement of the financing obligation related to the facility. Accordingly, Veritiv recognized a $1.3 million loss on the transaction, which is reflected in other (income) expense, net, on the Consolidated Statements of Operations.

In May 2017, the Company entered into a purchase and sale agreement under which Veritiv agreed to sell the previously acquired Austin, Texas facility to an unrelated third-party. Upon the closing of the sale, Veritiv entered into a lease of the facility for an initial period of ten years with two optional five-year renewal terms. The sale-leaseback transaction does not provide for any continuing involvement by the Company other than a normal lease for use of the property during the lease term. The transaction resulted in net cash proceeds of $9.1 million and a related deferred gain of $5.4 million. The Company expects to recognize the gain over the initial ten-year lease period on a straight-line basis as a reduction to selling and administrative expenses in the Consolidated Statements of Operations. The current portion of the deferred gain is included in other accrued liabilities and the non-current portion of the deferred gain is included in other non-current liabilities on the Consolidated Balance Sheets.

Operating Leases

Certain properties and equipment are leased under cancelable and non-cancelable agreements. The Company recorded rent expense of $106.3 million, $108.1 million and $106.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

8. INCOME TAXES

The Company is subject to federal, state and local income taxes in the United States, as well as income taxes in Canada, Mexico and other foreign jurisdictions. The domestic (United States) and foreign components of the Company's income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Domestic (United States)	$(18.0)	$27.6	$46.6
Foreign	16.1	13.2	(1.7)
Income (loss) before income taxes	$(1.9)	$40.8	$44.9

Income tax expense (benefit) in the Consolidated Statements of Operations consisted of the following:

	Year Ended December 31,
(in millions)	2017	2016	2015
Current Provision:
U.S. Federal	$4.8	$3.6	$—
U.S. State	1.5	1.5	1.7
Foreign	3.2	3.6	1.6
Total current income tax expense	$9.5	$8.7	$3.3

Deferred, net:
U.S. Federal	$16.3	$9.6	$14.8
U.S. State	(2.7)	1.9	0.5
Foreign	(11.7)	(0.4)	(0.4)
Total deferred, net	$1.9	$11.1	$14.9
Provision for income tax expense (benefit)	$11.4	$19.8	$18.2

Reconciliation between the federal statutory rate and the effective tax rate is as follows (see Note 9, Related Party Transactions for additional information related to the Tax Receivable Agreement):

	Year Ended December 31,
(in millions)	2017	2016	2015
Income (loss) before income taxes	$(1.9)	$40.8	$44.9
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Tax expense using statutory U.S. income tax rate	$(0.7)	$14.3	$15.7
Foreign income tax rate differential	(1.4)	(1.1)	0.2
State tax (net of federal benefit)	(0.5)	2.8	1.6
Non-deductible expenses	2.2	2.3	1.5
Tax Receivable Agreement (a)	(3.8)	1.6	0.7
Tax credits (b)	(4.0)	—	—
Foreign exchange loss (c)	—	—	(1.2)
Impact of U.S. Tax Act (Federal and State)	30.2	—	—
Change in valuation allowance - U.S. Federal and State (d)	—	—	(0.8)
Change in valuation allowance - Foreign	(13.7)	(0.5)	1.7
Goodwill impairment	2.1	—	0.7
Foreign taxes	0.7	0.5	0.1
Other (e)	0.3	(0.1)	(2.0)
Income tax provision (benefit)	$11.4	$19.8	$18.2
Effective income tax rate	(600.0)%	48.5%	40.5%
(a) Includes a $4.7 million tax rate benefit for the federal tax rate change as part of the Tax Act and a $0.9 million tax rate increase for other fair value changes in 2017.
(b) Includes a $3.1 million benefit for credits related to foreign taxes and research and experimentation activities recognized in conjunction with the third quarter of 2017 filing of Veritiv’s 2016 U.S. federal tax return and amended 2015 and 2014 U.S. federal tax returns.
(c) Recognition of a 2015 U.S. tax benefit with respect to a foreign exchange loss on the capitalization of an intercompany loan with the Company's Canadian subsidiary.
(d) Increase in Section 382 limitation resulting from recognition of 2015 built-in gains.
(e) In 2015, Other primarily relates to tax benefits related to uncertain tax positions, taxes allocated to comprehensive income, adjustments for prior year tax matters and fuel tax credits.

The Tax Act was signed into law on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35% to 21%, implementation of a territorial tax system and a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. Veritiv recognized the tax effects of the Tax Act in the year ended December 31, 2017 and recorded $30.2 million in provisional tax expense, of which $23.0 million related primarily to the remeasurement of the Company's deferred taxes to the 21% tax rate and $7.2 million related to the one-time transition tax.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company has determined that remeasurement of its deferred tax assets and liabilities, one-time transition tax, impact of the Tax Act on state taxes, and tax liability associated with investments in non-U.S. subsidiaries where book basis exceeds tax basis are provisional amounts and reasonable estimates at December 31, 2017. The impact of the Tax Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, completion of the Company's 2017 U.S. federal and state tax returns in 2018, completion of earnings and profits and foreign income tax calculations for the Company's non-U.S. subsidiaries, and actions the Company may take as a result of the Tax Act. Additional work is necessary for a more detailed analysis of Veritiv's deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. The Company has not accounted for the tax impacts related to the Global Intangible Low Tax Income (GILTI), Base Erosion Anti Abuse Tax or Foreign Derived Intangible Income regimes or any of the other provisions of the Tax Act that are not effective until fiscal year 2018.  Additionally, the Company has not concluded on any applicable accounting policy election associated with  GILTI.  Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is complete.

Deferred income tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Deferred income tax assets:
Accrued compensation	$11.6	$0.2	$17.7	$0.1
Financing obligations to related party	47.3	0.8	77.5	0.8
Goodwill and other intangibles, net	1.9	—	4.6	—
Long-term compensation	21.3	4.1	21.2	3.8
Net operating losses and credit carryforwards	44.9	11.8	74.1	13.6
Allowance for doubtful accounts	10.0	0.1	11.9	—
Other	5.6	0.6	3.5	0.8
Gross deferred income tax assets	142.6	17.6	210.5	19.1
Less valuation allowance	(4.7)	(3.6)	(6.5)	(18.1)
Total deferred tax asset	137.9	14.0	204.0	1.0
Deferred income tax liabilities:
Property and equipment, net	(54.2)	—	(86.7)	—
Inventory reserve	(33.5)	—	(48.2)	—
Other	(4.6)	—	(8.3)	—
Total deferred tax liability	(92.3)	—	(143.2)	—
Net deferred income tax asset	$45.6	$14.0	$60.8	$1.0

Deferred income tax asset valuation allowance is as follows:

(in millions)	U.S.	Non-U.S.	Total
Balance at December 31, 2015	$6.3	$15.5	$21.8
Additions	0.2	3.4	3.6
Subtractions	—	(0.9)	(0.9)
Currency translation adjustments	—	0.1	0.1
Balance at December 31, 2016	6.5	18.1	24.6
Additions	—	0.2	0.2
Subtractions (a)	(1.8)	(16.0)	(17.8)
Currency translation adjustments	—	1.3	1.3
Balance at December 31, 2017	$4.7	$3.6	$8.3
(a) Includes a $13.4 million benefit for release of the valuation allowance against net deferred tax assets in Canada reflecting the Company’s cumulative recent income and improved expectation of future taxable income.

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

In general, it is the practice and intention of Veritiv to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2017, Veritiv’s tax basis exceeded its financial reporting basis in certain investments in non-U.S. subsidiaries. The Company does not believe these temporary differences will reverse in the foreseeable future and, therefore, no deferred tax asset has been recognized with respect to these basis differences. Additionally, no deferred tax liability has been recognized for income and withholding tax liabilities associated with investments in non-U.S. subsidiaries where book basis exceeds tax basis. The provisional estimate of such temporary differences totaled approximately $25.8 million as of December 31, 2017. The provisional estimate of income and withholding tax liability associated with these temporary differences is immaterial. Veritiv will record the tax effects of any change in its prior provisional estimates, with respect to these investments, and disclose any unrecognized deferred tax impact for temporary differences related to its foreign investments, if practicable, in the period that it is first able to determine a change, but no later than December 31, 2018.

Veritiv applies a "more likely than not" threshold to the recognition and de-recognition of uncertain tax positions. A change in judgment related to prior years' uncertain tax positions is recognized in the period of such change.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. Total gross unrecognized tax benefits as of December 31, 2017, 2016 and 2015, as well as activity within each of the years, was not material.

In the U.S., Veritiv is generally subject to examination by the Internal Revenue Service ("IRS") for fiscal years 2014 and later and certain states for fiscal years 2013 and later; however, it may be subject to IRS and state tax authority adjustments for years prior to 2014 to the extent of losses or other tax attributes carrying forward from the earlier years. Veritiv Canada remains subject to examination by the Canadian Revenue Agency and certain provinces for fiscal years 2012 and later.

As of December 31, 2017, Veritiv has federal, state and foreign income tax NOLs available to offset future taxable income of $167.1 million, $165.5 million and $49.2 million, respectively, which will expire at various dates from 2018 through 2035, with the exception of certain foreign NOLs that do not expire but have a full valuation allowance.

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

•
Tax Receivable Agreement: The Tax Receivable Agreement sets forth the terms by which Veritiv generally will be obligated to pay the UWWH Stockholder an amount equal to 85% of the U.S. federal, state and Canadian income tax savings that Veritiv actually realizes as a result of the utilization of Unisource's net operating losses attributable to taxable periods prior to the date of the Merger. For purposes of the Tax Receivable Agreement, Veritiv’s income tax savings will generally be computed by comparing Veritiv’s actual aggregate U.S. federal, state and Canadian income tax liability for taxable periods (or portions thereof) beginning after the date of the Merger to the amount of Veritiv’s aggregate U.S. federal, state and Canadian income tax liability for the same periods had Veritiv not been able to utilize Unisource's net operating losses attributable to taxable periods prior to the date of the Merger. Veritiv will pay to the

UWWH Stockholder an amount equal to 85% of such tax savings, plus interest at a rate of LIBOR plus 1.00%, computed from the earlier of the date that Veritiv files its U.S. federal income tax return for the applicable taxable year and the date that such tax return is due (without extensions) until payments are made. Under the Tax Receivable Agreement, the UWWH Stockholder will not be required to reimburse Veritiv for any payments previously made if such tax benefits are subsequently disallowed or adjusted (although future payments under the Tax Receivable Agreement would be adjusted to the extent possible to reflect the result of such disallowance or adjustment). The Tax Receivable Agreement will be binding on and adapt to the benefit of any permitted assignees of the UWWH Stockholder and to any successors to any of the parties of the Tax Receivable Agreement to the same extent as if such permitted assignee or successor had been an original party to the Tax Receivable Agreement. In January 2018 and 2017, Veritiv paid $10.1 million and $8.7 million, respectively, in principal and interest, to the UWWH Stockholder for the utilization of pre-merger NOLs in its 2016 and 2015 federal and state tax returns, respectively. As of December 31, 2017, the Tax Receivable Agreement was revalued for the Tax Act change, lowering the U.S. federal corporate tax rate from 35% to 21%. This change reduced the value of the Tax Receivable Agreement liability by $13.5 million.

On November 23, 2016, the UWWH Stockholder sold 1.76 million shares of Veritiv common stock in an underwritten public offering. Concurrently with the closing of the offering, Veritiv repurchased 0.31 million of these offered shares from the underwriters at a price of $42.8625 per share, which is the price at which the underwriters purchased such shares from the selling stockholder, for an aggregate purchase price of approximately $13.4 million. In conjunction with these transactions, Veritiv incurred approximately $0.8 million in transaction-related fees, of which approximately $0.2 million was capitalized as part of the cost to acquire the treasury stock with the remainder included in selling and administrative expense, on the Consolidated Statements of Operations.

On March 22, 2017, the UWWH Stockholder sold 1.80 million shares of Veritiv common stock in a block trade. The Company did not sell any shares and did not receive any of the proceeds. In conjunction with this transaction, Veritiv incurred approximately $0.2 million in transaction-related fees, which were included in selling and administrative expenses on the Consolidated Statements of Operations. The UWWH Stockholder beneficially owned 4,283,840 shares of Veritiv's outstanding common stock as of December 31, 2017.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and related private placement, Georgia-Pacific, as joint owner of the UWWH Stockholder, is a related party. The following table summarizes the financial impact of these related party transactions with Georgia Pacific:

	Year Ended December 31,
(in millions)	2017	2016	2015
Sales to Georgia-Pacific, reflected in net sales	$32.2	$35.6	$33.6
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	$181.6	$224.9	$264.7

Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$22.7	$24.8
Related party payable to Georgia-Pacific	$8.5	$9.0
Related party receivable from Georgia-Pacific	$3.3	$3.9

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

10. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

Veritiv sponsors qualified defined contribution plans covering its employees in the U.S. and Canada. The defined contribution plans allow eligible employees to contribute a portion of their eligible compensation (including salary and annual incentive plan bonus) to the plans and Veritiv makes matching contributions to participant accounts on a specified percentage of employee deferrals as determined by the provisions of each plan. During the years ended December 31, 2017, 2016 and 2015 Veritiv's contributions to these plans totaled $19.4 million, $19.6 million and $19.0 million, respectively.

Deferred Compensation Savings Plans

In conjunction with the Merger, Veritiv assumed responsibility for Unisource's legacy deferred compensation plans. In general, the payout terms varied for each employee agreement and are paid in monthly or annual installments ranging up to 15 years from the date of eligibility.

Effective January 1, 2015, the Company adopted the Veritiv Deferred Compensation Savings Plan which provides for the deferral of salaries, commissions or bonuses of eligible non-union employees and the deferral of cash and equity retainers for non-employee members of the Company's Board of Directors. Under this plan, eligible employees may elect to defer up to 85% of their base salary, commissions and annual incentive bonus. The amounts deferred are credited to notional investment accounts selected by participants. At the time a deferral election is made, participants elect to receive payout of the deferred amounts upon termination of employment or termination of Board service in the form of a lump sum or equal annual installments ranging from two to ten years. Currently, Veritiv does not make matching contributions to this plan.

The liabilities associated with these plans are summarized in the table below.

Deferred Compensation Liability

(in millions)	December 31, 2017	December 31, 2016
Other accrued liabilities	$2.6	$2.7
Other non-current liabilities	23.7	21.6
Total liabilities	$26.3	$24.3

Defined Benefit Plans

At December 31, 2017 and 2016, Veritiv did not maintain any active defined benefit plans for its non-union employees.

Benefit Obligations and Funded Status

The following table provides information about Veritiv's U.S. and Canadian defined benefit pension and SERP plans:

	Year Ended December 31,
	2017		2016
(in millions)	U.S.	Canada	U.S.	Canada
Accumulated benefit obligation, end of year	$91.0	$83.2	$89.7	$71.9

Change in projected benefit obligation:
Benefit obligation, beginning of year	$89.7	$79.0	$89.0	$76.0
Service cost	0.8	0.3	0.7	0.3
Interest cost	2.7	2.7	3.4	3.1
Actuarial (gain) loss	3.3	6.1	—	2.2
Benefits paid	(5.5)	(3.9)	(3.4)	(4.8)
Foreign exchange adjustments	—	5.8	—	2.2
Projected benefit obligation, end of year	$91.0	$90.0	$89.7	$79.0

Change in plan assets:
Plan assets, beginning of year	$75.9	$64.9	$74.4	$61.6
Employer contributions	—	3.1	—	3.1
Investment returns	12.0	6.0	5.9	3.1
Benefits paid	(5.5)	(3.9)	(3.4)	(4.8)
Administrative expenses paid	(1.0)	—	(1.0)	—
Foreign exchange adjustments	—	4.8	—	1.9
Plan assets, end of year	$81.4	$74.9	$75.9	$64.9
Underfunded status, end of year	$(9.6)	$(15.1)	$(13.8)	$(14.1)

Balance Sheet Positions

	Year Ended December 31,
	2017		2016
(in millions)	U.S.	Canada	U.S.	Canada
Amounts recognized in the Consolidated Balance Sheets consist of:
Other accrued liabilities	$0.1	$0.2	$0.1	$0.2
Defined benefit pension obligations	9.5	14.9	13.7	13.9
Net liability recognized	$9.6	$15.1	$13.8	$14.1

	Year Ended December 31,
	2017		2016
(in millions)	U.S.	Canada	U.S.	Canada
Amounts not yet reflected in net periodic benefit cost and included in AOCL consist of:
Net loss, net of tax	$3.2	$6.1	$5.7	$3.4

Net Periodic Cost

Total net periodic benefit cost associated with the defined benefit pension and SERP plans is summarized below:

	Year Ended December 31,
	2017		2016		2015
(in millions)	U.S.	Canada	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$2.0	$0.3	$1.7	$0.3	$1.6	$0.2
Interest cost	2.7	2.7	3.4	3.1	3.2	3.2
Expected return on plan assets	(5.1)	(3.7)	(5.0)	(3.5)	(5.2)	(3.3)
Amortization of net loss	0.1	0.2	0.1	0.2	—	—
Net periodic benefit cost (credit)	$(0.3)	$(0.5)	$0.2	$0.1	$(0.4)	$0.1

Changes to funded status recognized in other comprehensive (income) loss:
Net loss (gain) during year, net of tax	$(2.5)	$2.7	$(0.5)	$2.2	$1.0	$(1.0)

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

As of December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Investments – U.S.:
Equity securities	$56.8	$56.8	$—	$—
Fixed income securities	24.3	24.3	—	—
Cash and short-term securities	0.3	0.3	—	—
Total	$81.4	$81.4	$—	$—

As of December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Investments – Canada:
Cash and short-term securities	$0.1	$0.1	$—	$—
Investments measured at NAV:
Equity securities	49.2
Fixed income securities	25.6
Total	$74.9	$0.1	$—	$—

As of December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Investments – U.S.:
Equity securities	$50.0	$50.0	$—	$—
Fixed income securities	25.7	25.7	—	—
Cash and short-term securities	0.2	0.2	—	—
Total	$75.9	$75.9	$—	$—

As of December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Investments – Canada:
Cash and short-term securities	$0.3	$0.3	$—	$—
Investments measured at NAV:
Equity securities	43.8
Fixed income securities	20.8
Total	$64.9	$0.3	$—	$—

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

The weighted-average asset allocations of invested assets within Veritiv’s defined benefit pension plans were as follows:

As of December 31, 2017			Asset Allocation Range
(in millions)	U.S.	Canada	U.S.	Canada
Equity securities	$56.8	$49.2	55 - 75%	50 - 70%
Fixed income securities	24.3	25.6	20 - 40%	30 - 50%
Cash and short-term securities	0.3	0.1	0 - 10%	0 - 5%
Total	$81.4	$74.9

As of December 31, 2016			Asset Allocation Range
(in millions)	U.S.	Canada	U.S.	Canada
Equity securities	$50.0	$43.8	55 - 75%	50 - 70%
Fixed income securities	25.7	20.8	20 - 40%	30 - 50%
Cash and short-term securities	0.2	0.3	0 - 10%	0 - 5%
Total	$75.9	$64.9

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

Veritiv's weighted-average discount rates for its U.S. plans were determined by using cash flow matching techniques whereby the rates of yield curves, developed from U.S. corporate yield curves, were applied to the benefit obligations to determine the appropriate discount rate. Veritiv's weighted-average discount rates for its Canadian plans were determined by using spot rates from yield curves, developed from high-quality bonds (rated AA or higher) by established rating agencies, matching the duration of the future expected benefit obligations.

Veritiv’s weighted-average expected rate of return was developed based on several factors, including projected and historical rates of returns, investment allocations of pension plan assets and inflation expectations. Veritiv evaluates the expected rate of return assumptions on an annual basis.

The following table presents significant weighted-average assumptions used in computing the benefit obligations:

	December 31,
	2017		2016
	U.S.	Canada	U.S.	Canada
Discount rate	3.33%	3.40%	3.76%	3.85%
Rate of compensation increases	N/A	3.00%	N/A	3.00%

The following table presents significant weighted-average assumptions used in computing net periodic benefit cost:

	Year Ended December 31,
	2017		2016
	U.S.	Canada	U.S.	Canada
Discount rate	3.76%	3.85%	4.05%	4.00%
Rate of compensation increases	N/A	3.00%	N/A	3.00%
Expected long-term rate of return on assets	7.15%	5.50%	7.15%	5.50%

Cash Flows

Veritiv expects to contribute $0.1 million and $3.2 million to its U.S. and Canadian defined benefit pension and SERP plans, respectively, during 2018. Future benefit payments under the defined benefit pension and SERP plans are estimated as follows:

(in millions)	U.S.	Canada
2018	$9.6	$2.8
2019	5.7	2.9
2020	5.4	3.0
2021	5.6	3.2
2022	5.5	3.4
2023-2027	27.7	20.1

Multi-employer Plans

Veritiv's contributions to multi-employer plans were $3.5 million, $3.7 million and $3.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. It is reasonably possible that changes to Veritiv employees covered under these plans might result in additional contribution obligations. Any such obligations would be governed by the specific agreement between Veritiv and any such plan. Veritiv's contributions did not represent more than 5% of total contributions to any multi-employer plans for the years ended December 31, 2017, 2016 and 2015. At the date these Consolidated Financial Statements were issued, Forms 5500 were not available for the plan years ending in 2017.

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

The Company has recorded undiscounted charges related to the complete or partial withdrawal from various multi-employer pension plans. Charges not related to the Company's restructuring efforts are recorded as distribution expenses. Initial amounts are recorded as other non-current liabilities in the Consolidated Balance Sheets. See the table below for a summary of the net charges and the year-end balance sheet liability positions for the respective years ended December 31:

	Year Ended December 31,
(in millions)	Restructuring charges, net	Distribution expenses	Total Net Charges
2017	$17.4	$2.1	$19.5
2016	7.5	2.3	9.8

	At December 31,

(in millions)	Other accrued liabilities	Other non-current liabilities
2017	$0.7	$27.2
2016	0.0	9.8

Included in the previously mentioned multi-employer pension plan withdrawal charges is $13.6 million related to the New England Teamsters and Trucking Industry Pension Fund (the “NE Fund”), a multi-employer pension plan. During the second quarter of 2017, the Company was presented with a Demand for Payment of Withdrawal Liability from the NE Fund attributable to the closure of the Company's Wilmington, Massachusetts facility in the amount of $10.9 million, payable in 240 equal monthly installments beginning in August 2017. Also as part of this same consolidation, the Company's Windsor and Middletown, Connecticut facilities were closed and relocated to Enfield, Connecticut. Employees at both the Windsor and Middletown locations were covered by separate collective bargaining agreements. Employees at the Middletown location subject to that agreement also participate in the NE Fund. The Company entered into a new collective bargaining agreement for the Enfield, Connecticut facility to replace the legacy Windsor and Middletown, Connecticut agreements. The new agreement ended participation in the NE Fund. As a result, in December 2017, the Company received another Demand for Payment of Withdrawal Liability from the NE Fund attributable to that negotiated exit in the amount of $2.7 million, payable in 240 equal monthly installments beginning in February 2018.

See Note 3, Acquisition, Integration and Restructuring Charges, for additional information regarding these transactions. The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability. Final charges for these withdrawals will not be known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. Currently, the Company expects payments will occur over an approximately 20-year period. The Company expects to incur similar types of charges in future periods in connection with its ongoing restructuring activities. As of December 31, 2017, the Company has received determination letters from two plans. Of those, the liability for one was settled with a lump sum payment, while monthly payments for the other plan are expected to occur over an approximately 20-year period.

    Veritiv’s participation in the multi-employer plans for the year ended December 31, 2017 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number and the three-digit plan number, if applicable. The Pension Protection Act zone listed below is based on the latest information Veritiv received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. There were no changes in the status of any zones in 2017. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s). Contributions in the table below, for the year ended December 31, 2017 exclude $1.4 million related to payments made for accrued withdrawal liabilities.

Pension Fund	EIN/Pension Plan No.	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented	Veritiv's Contributions			Surcharge Imposed	Expiration Date(s) of Collective Bargaining Agreement(s)
				2017	2016	2015
Western Conference of Teamsters Pension Trust Fund (1)	916145047/001	Green	No	$1.6	$1.7	$1.7	No	7/31/2017 - 10/31/2020
Central States, Southeast & Southwest Areas Pension Fund (2)	366044243/001	Red	Implemented	0.2	0.3	0.4	Yes	7/31/2018
Teamsters Pension Plan of Philadelphia & Vicinity	231511735/001	Yellow	Implemented	0.4	0.4	0.4	Yes	3/31/2018 & 7/31/2018
Graphic Arts Industry Joint Pension Trust	521074215/001	Red	Implemented	—	—	0.1	Yes	Exited during 2016
New England Teamsters & Trucking Industry Pension	046372430/001	Red	Implemented	0.4	0.5	0.4	Yes	Exited during 2017
Western Pennsylvania Teamsters and Employers Pension Plan	256029946/001	Red	Implemented	0.3	0.3	0.3	Yes	3/31/2019 & 3/31/2020
Contributions for individually significant plans				2.9	3.2	3.3
Contributions to other multi-employer plans				0.6	0.5	0.6
Total contributions				$3.5	$3.7	$3.9
(1) As of December 31, 2017, there were 11 collective bargaining units participating in the Western Conference of Teamsters Pension Trust. As of December 31, 2017, one was then in negotiations.
(2) As of December 31, 2017, there was one collective bargaining unit participating in the Central States, Southeast & Southwest Areas Pension Fund. As of December 31, 2017, it was not then in negotiations.

11. FAIR VALUE MEASUREMENTS

At December 31, 2017 and 2016, the carrying amounts of cash, receivables, payables and other components of other current assets and other current liabilities approximate their fair values due to the short maturity of these items.

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

The fair value analysis for the goodwill and intangible asset impairments described in Note 4, Goodwill and Other Intangible Assets, and Note 1, Business and Summary of Significant Accounting Policies, respectively, relied upon both Level 2 data (publicly observable data such as market interest rates, the Company’s stock price, the stock prices of peer companies and the capital structures of peer companies) and Level 3 data (internal data such as the Company’s operating and cash flow projections).

During the third quarter of 2017, the Company reviewed its intangible assets for possible impairment indicators, and management determined that the carrying values of the goodwill and customer relationship intangible assets allocated to the logistics solutions business were fully impaired. The impairments were determined after a review of the business's forecasted revenues and estimated cash flows (Level 3 data). The impairment charges were primarily a result of lower forecasted sales growth due to changes in the Company's growth strategy and margin compression due to increased competition. The fair value of these assets was derived using discounted cash flow analyses based on Level 3 inputs. As a result, the Company recorded $7.7 million in non-restructuring impairment charges related to its logistics solutions business's goodwill and customer relationship intangible assets, included in selling and administrative expenses, on the Consolidated Statements of

Operations. See Note 4, Goodwill and Other Intangible Assets, for additional information regarding the Company's goodwill and other intangible assets.

For the year ended December 31, 2016, the Company recognized $5.8 million in intangible asset impairment charges related to its Print and Publishing segments' customer relationship intangible assets, included in selling and administrative expenses, on the Consolidated Statements of Operations. The impairments were determined after review of the segments' forecasted revenues and estimated cash flows (Level 3). As a result, the entire carrying values were deemed impaired.

For the year ended December 31, 2015, the Company recognized a $1.9 million goodwill impairment charge for its Facility Solutions segment and $3.3 million in asset impairment charges related to property, plant and equipment disposed of as part of its restructuring efforts. The goodwill impairment charge is included in selling and administrative expense and the property, plant and equipment impairment charge is included in restructuring charges, net on the Consolidated Statements of Operations.

For the year ended December 31, 2017, there were no impairments charged to restructuring expense. The Company has on occasion recognized other minor impairments when warranted as part of its normal review of long-lived assets and these impairments are included in selling and administrative expenses on the Consolidated Statements of Operations. Total goodwill and long-lived asset impairments for the years ended December 31, 2017, 2016 and 2015 were $8.4 million, $7.7 million and $5.9 million, respectively.

At December 31, 2017 and 2016, the pension plan assets were primarily comprised of mutual funds and pooled funds. The underlying investments of these funds were valued using either quoted prices in active markets or valued as of the most recent trade date. See Note 10, Employee Benefits Plans, for further detail.

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the Tax Receivable Agreement at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the Tax Receivable Agreement is a Level 3 measurement which relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company’s projected revenues, taxable income and assumptions about the utilization of Unisource’s net operating losses, attributable to taxable periods prior to the Merger, by the Company). The amount payable under the Tax Receivable Agreement is contingent on the Company generating a certain level of taxable income prior to the expiration of the NOL carryforwards. Moreover, future trading of Company stock by significant shareholders may result in additional ownership changes as defined under Section 382 of the Internal Revenue Code, further limiting the use of Unisource's NOLs and the amount ultimately payable under the Tax Receivable Agreement. The contingent liability is remeasured at fair value at each reporting period with the change in fair value recognized in other (income) expense, net on the Consolidated Statements of Operations. At December 31, 2017, the Company remeasured the contingent liability using a discount rate of 4.2% (Moody's daily long-term corporate BAA bond yield). There have been no transfers between the fair value measurement levels for the years ended December 31, 2017 and 2016. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period. See Note 9, Related Party Transactions, for further discussion of the Tax Receivable Agreement.

The following table provides a reconciliation of the beginning and ending balance of the Tax Receivable Agreement ("TRA") contingent liability for the year ended December 31, 2017:

(in millions)	TRA Contingent Liability
Balance at December 31, 2015	$63.0
Change in fair value adjustment recorded in other (income) expense, net	4.9
Balance at December 31, 2016	67.9
Change in fair value adjustment recorded in other (income) expense, net (a)	(9.4)
Principal payments	(8.5)
Balance at December 31, 2017	$50.0
(a) The Tax Act lowered the U.S. federal corporate tax rate to 21%, which resulted in a fair value reduction of $13.5 million included in the 2017 fair value change in the table above.

The preliminary purchase price allocation for the acquisition of AAC, described in Note 2, 2017 Acquisition, includes $22.2 million for the estimated fair value of contingent consideration. The maximum amount payable for the contingent consideration is $50.0 million, with up to $25.0 million payable at each of the first and second anniversaries of the Acquisition Date. The final amount will be determined based on actual growth rates in revenue and gross profit. The preliminary fair value estimate was based on historic growth patterns and future forecasts, which are Level 3 data. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes and probabilities for the contingent consideration. The contingent consideration is valued using a Monte Carlo simulation model. The Company will assess these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates will be recognized within other (income) expense, net, in the Consolidated Statements of Operations during the period in which the change occurs.

The following table provides a reconciliation of the beginning and ending balance of the AAC contingent liability for the year ended December 31, 2017:

(in millions)	AAC Contingent Liability
Balance at August 31, 2017	$30.0
Purchase accounting adjustment	(7.8)
Adjusted purchase price	22.2
Change in fair value adjustment recorded in other (income) expense, net	2.0
Balance at December 31, 2017	$24.2

12. SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Other Current Assets

The components of other current assets were as follows:

(in millions)	December 31,	December 31,
	2017	2016
Rebates receivable	$61.1	$62.3
Prepaid expenses	33.8	26.1
Other	38.6	30.5
Other current assets	$133.5	$118.9

Other Non-Current Assets

The components of other non-current assets were as follows:

(in millions)	December 31,	December 31,
	2017	2016
Deferred financing costs	$9.3	$11.9
Investments in real estate joint ventures	6.4	6.0
Below market leasehold agreements	4.7	4.7
Other	10.4	7.7
Other non-current assets	$30.8	$30.3

Accrued Payroll and Benefits

The components of accrued payroll and benefits were as follows:

(in millions)	December 31,	December 31,
	2017	2016
Accrued payroll and related taxes	$18.0	$26.0
Accrued commissions	23.2	21.8
Accrued incentive plans	28.7	33.1
Other	3.6	3.5
Accrued payroll and benefits	$73.5	$84.4

Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(in millions)	December 31,	December 31,
	2017	2016
Accrued taxes	$12.1	$9.1
Accrued customer incentives	25.1	23.3
Accrued freight	16.0	13.9
Accrued professional fees	6.7	7.3
Tax Receivable Agreement contingent liability	9.9	8.5
AAC contingent liability and working capital adjustment	18.4	—
Other	46.4	40.4
Other accrued liabilities	$134.6	$102.5

Other Non-Current Liabilities

The components of other non-current liabilities were as follows:

(in millions)	December 31,	December 31,
	2017	2016
Tax Receivable Agreement contingent liability	$40.1	$59.4
AAC contingent liability	7.1	—
Deferred compensation	23.7	21.6
Straight-line rent	17.5	15.7
Above market leasehold agreements	2.1	3.1
Other, including multi-employer pension plan withdrawals	46.5	21.4
Other non-current liabilities	$137.0	$121.2

13. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for Veritiv common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is similarly calculated, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, except where the inclusion of such common shares would have an anti-dilutive impact.

The calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2017, 2016 and 2015 utilized 15.70 million, 15.97 million and 16.00 million shares for basic, respectively, and 15.70 million, 16.15 million and

16.00 million shares for dilutive, respectively, issued and outstanding based on the weighted-average shares outstanding during this period, with the weighted-average shares outstanding for the diluted earnings per share having been adjusted for potentially dilutive shares.

See Note 15, Equity-Based Incentive Plans, for additional information.

A reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations is as follows:

	Year Ended December 31,
(in millions, except per share data)	2017	2016	2015
Numerator:
Net income (loss)	$(13.3)	$21.0	$26.7

Denominator:
Weighted-average number of shares outstanding – basic	15.70	15.97	16.00
Weighted-average number of shares outstanding – diluted	15.70	16.15	16.00

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.85)	$1.31	$1.67
Diluted earnings (loss) per share	$(0.85)	$1.30	$1.67

Antidilutive stock-based awards excluded from computation of diluted earnings per share	0.80	0.06	0.10
Performance stock-based awards excluded from computation of diluted earnings per share because performance conditions had not been met	0.30	0.20	0.16

14. SHAREHOLDERS' EQUITY

Common Stock

Shares Outstanding: On November 23, 2016, the UWWH Stockholder sold 1.76 million shares of Veritiv common stock in an underwritten public offering. See the "Treasury Stock" section of this footnote below for additional information. On March 22, 2017, the UWWH Stockholder sold 1.80 million shares of Veritiv common stock in a block trade. The Company did not sell any shares and did not receive any of the proceeds in these transactions.

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

Preferred Stock

Subject to the provisions of the Amended and Restated Certificate of Incorporation, the Board of Directors of Veritiv is authorized to provide for the issuance of up to 10.00 million shares of preferred stock in one or more series. The Board of Directors may fix the number of shares constituting any series and determine the designation of the series, the dividend rates, rights of priority of dividend payment, the voting powers (if any) of the shares of the series, and the preferences and relative participating, optional and other rights, if any, and any qualifications, limitations or restrictions, applicable to the shares of such series. No preferred stock was issued and outstanding as of December 31, 2017.

Treasury Stock

In conjunction with the November 2016 UWWH Stockholder offering and related Veritiv stock repurchase, Veritiv incurred approximately $0.8 million in transaction-related fees, of which approximately $0.2 million was capitalized as part of the cost to acquire the treasury stock with the remainder included in selling and administrative expense on the Consolidated Statements of Operations. The Company may repurchase additional shares in the future, however, there is currently no share repurchase authorization plan approved by the Company's Board of Directors. See Note 9, Related Party Transactions, for additional information regarding these transactions.

Accumulated Other Comprehensive Loss

Comprehensive income (loss) is reported in the Consolidated Statements of Comprehensive Income (Loss) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income (loss). AOCL consisted of the following:

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL

Balance at December 31, 2015	$(27.1)	$(7.4)	$(0.5)	$(35.0)
Unrealized net losses arising during the period	(2.1)	(1.8)	(0.2)	(4.1)
Amounts reclassified from AOCL	—	0.1	—	0.1
Net current period other comprehensive loss	(2.1)	(1.7)	(0.2)	(4.0)
Balance at December 31, 2016	(29.2)	(9.1)	(0.7)	(39.0)
Unrealized net gains (losses) arising during the period	5.9	0.1	(0.1)	5.9
Amounts reclassified from AOCL	(0.2)	(0.3)	0.1	(0.4)
Net current period other comprehensive income (loss)	5.7	(0.2)	0.0	5.5
Balance at December 31, 2017	$(23.5)	$(9.3)	$(0.7)	$(33.5)

15. EQUITY-BASED INCENTIVE PLANS

Veritiv Omnibus Incentive Plan

Veritiv's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017 (the "2014 Plan") provides for the grant of stock, deferred share units ("DSUs"), restricted stock units ("RSUs"), performance condition share units ("PCSUs"), and market condition performance share units ("MCPSUs"), among other awards. A total of 3.08 million shares of Veritiv common stock may be issued under the 2014 Plan subject to certain adjustment provisions. As of December 31, 2017, there were approximately 1.3 million shares available to be granted to any employee, director or consultant of Veritiv or a subsidiary of Veritiv. Grants are made at the discretion of the Compensation and Leadership Development Committee of the Company's Board of Directors.

Stock

The Company made grants of common stock in 2017 to its non-employee directors. The stock grant was fully vested and non-forfeitable as of the grant date. The non-employee directors were eligible to defer receipt of the award under the Veritiv Deferred Compensation Plan. The Company recognized $1.1 million in expense related to these grants for the year ended December 31, 2017.

Deferred Share Units

The Company granted DSUs in 2014, 2015 and 2016 to its non-employee directors. Each DSU is the economical equivalent of one share of Veritiv's common stock. The DSUs were fully vested and non-forfeitable as of the grant date and are payable following the individual's termination of service as a Veritiv director. The DSUs granted in 2014 and 2015 are payable in cash and the DSUs granted in 2016 are settled in stock. The cash-settled DSUs are classified as a non-current liability and are remeasured at each reporting date, with a corresponding adjustment to compensation expense. At December 31, 2017 there were approximately 51,900 DSUs outstanding with a fair value of $1.7 million. At December 31, 2016, there were approximately 55,100 DSUs outstanding with a fair value of $3.0 million. The Company recognized $(0.8) million, $0.6 million and $0.7 million in net expense related to these grants for the years ended December 31, 2017, 2016 and 2015 respectively.

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

A summary of activity related to non-vested RSUs is presented below:

(units in thousands)	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at December 31, 2015	59	$51.21
Granted	98	$36.43
Vested	(1)	$47.71
Forfeited	(10)	$41.35
Non-vested at December 31, 2016	146	$42.05
Granted	111	$49.86
Vested	—	$—
Forfeited	(8)	$44.21
Non-vested at December 31, 2017	249	$45.43

Performance Condition Share Units

PCSUs are awarded to key employees annually and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The PCSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of PCSUs. The PCSUs are divided into three tranches, and each tranche is earned based on the achievement of an annual Adjusted EBITDA target which is set at the beginning of each of the three years in the vesting period. The Company defines Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring charges, net, acquisition and integration expenses and other similar charges including any severance costs, costs associated with warehouse and office openings or closings, consolidation, and relocation and other business optimization expenses, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges, fair value adjustments related to contingent liabilities assumed in mergers and acquisitions and certain other adjustments. Compensation expense for each tranche is recognized ratably from the date the fair value is determined to the vesting date for the number of awards expected to vest.

A summary of activity related to non-vested PCSUs is presented below:

(units in thousands)	Number of PCSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at December 31, 2015	159	$51.23
Granted	244	$47.98	(1)
Shares lost based on actual performance	(22)	$36.43
Vested	—	$—
Forfeited	(26)	$41.49
Non-vested at December 31, 2016	355	$42.14
Granted	166	$53.56	(2)
Shares lost based on actual performance	(45)	$53.56
Vested	—	$—
Forfeited	(22)	$40.78
Non-vested at December 31, 2017	454	$40.87
(1) Represents weighted-average grant date fair value for the 2016 and 2017 tranches.
(2) Represents weighted-average grant date fair value for the 2017 tranche.

Market Condition Performance Share Units

MCPSUs are awarded to key employees annually and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The MCPSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of MCPSUs. The MCPSUs are divided into three tranches and each tranche is earned based on the achievement of a total shareholder return ("TSR") target relative to the TSR of an applicable peer group over the 1-, 2- and 3-year cumulative periods in the vesting period. The weighted-average grant date fair value of the MCPSUs is determined using a Monte Carlo simulation model. Assumptions used in the 2017, 2016 and 2015 models included a 25.0% expected volatility rate and a 1.1% risk-free interest rate. The expected volatility rate is based on the historical volatility over the most recent period equal to the vesting period. Given Veritiv’s limited trading history, an average of the peer group volatility was used for the portion of the historical period prior to the Merger and Veritiv’s actual historical volatility was used for the portion of the period after the Merger. The risk-free interest rate is based on the yield on U.S. Treasury securities matching the vesting period. Compensation expense is recognized ratably from the grant date to the vesting date.

A summary of activity related to non-vested MCPSUs is presented below:

(units in thousands)	Number of MCPSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at December 31, 2015	91	$62.52
Granted	146	$42.23
Shares earned based on actual performance	15	$—
Vested	—	$—
Forfeited/cancelled	(44)	$58.16
Non-vested at December 31, 2016	208	$48.23
Granted	100	$71.63
Shares lost based on actual performance	(103)	$71.63
Vested	—	$—
Forfeited/cancelled	(12)	$55.65
Non-vested at December 31, 2017	193	$56.23

For the years ended December 31, 2017, 2016 and 2015, the Company recognized $15.7 million, $8.3 million and $3.8 million, respectively, in expense related to the aforementioned equity-based awards. The income tax benefit recognized in 2017, 2016 and 2015 related to stock-based compensation expense was $5.7 million, $3.2 million and $1.5 million, respectively. As of December 31, 2017, total unrecognized stock-based compensation expense was $21.8 million and is expected to be recognized over a weighted-average period of 1.8 years. Unrecognized compensation expense for the 2018 and 2019 tranches of the PCSU awards is estimated based on the Company's closing stock price at December 31, 2017. Dividends are not paid or accrued on unvested stock units. The grant date fair values are not reduced for dividends as none are expected to be paid during the vesting period.

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

Escheat Audit

In 2013, Unisource was notified by the State of Delaware that it intended to examine the books and records of Unisource to determine compliance with Delaware escheat laws. Since that date, seven other states have joined with Delaware in the audit process, which is conducted by an outside firm on behalf of the states. In the third quarter of 2017, the Company recorded an estimated liability with respect to certain transactions in connection with the pending audit.

During the fourth quarter of 2017, the Company filed an election to convert the Delaware portion of the audit into a review under the State of Delaware’s Voluntary Disclosure Agreement Program (“VDA”).  Under the VDA, the Company will continue to identify source documents that support the historical treatment of the transactions at issue to determine the amount it believes is owed to Delaware.  Similarly, the Company will continue to identify source documents that support the historical treatment of the transactions under audit by the other participating states.

Based upon the information available to date, the Company recognized an estimated liability in 2017 of $7.5 million. The Company anticipates that it may take more than a year to complete the VDA and audit. Due to the inherent uncertainties with respect to the ultimate outcome of these matters, any updates to this estimate of loss could have a material impact on the Company's results of operations, financial condition or cash flows.

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

The following tables present net sales, Adjusted EBITDA (the metric management uses to assess operating performance) and certain other measures for each of the reportable segments and Corporate & Other for the periods presented:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Year Ended December 31, 2017
Net sales	$3,157.8	$1,309.7	$2,793.7	$958.0	$8,219.2	$145.5	$8,364.7
Adjusted EBITDA	238.0	35.5	60.8	26.4	360.7	(184.3)
Depreciation and amortization	15.9	6.0	10.4	1.5	33.8	20.4	54.2
Restructuring charges, net	6.1	2.3	8.0	0.0	16.4	0.3	16.7
Year Ended December 31, 2016
Net sales	2,854.2	1,271.6	3,047.4	1,033.6	8,206.8	119.8	8,326.6
Adjusted EBITDA	221.2	47.0	76.8	23.6	368.6	(176.4)
Depreciation and amortization	12.4	5.9	12.4	3.1	33.8	20.9	54.7
Restructuring charges, net	4.6	2.3	5.2	0.1	12.2	0.2	12.4
Year Ended December 31, 2015
Net sales	2,829.9	1,289.3	3,271.8	1,215.5	8,606.5	111.2	8,717.7
Adjusted EBITDA	212.6	41.7	79.0	34.7	368.0	(186.0)
Depreciation and amortization	14.4	7.1	13.5	3.1	38.1	18.8	56.9
Restructuring charges	3.8	2.5	3.6	0.0	9.9	1.4	11.3

The table below presents a reconciliation of income (loss) from operations before income taxes as reflected in the Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Year Ended December 31,
(in millions)	2017	2016	2015
Income (loss) before income taxes	$(1.9)	$40.8	$44.9
Interest expense, net	31.2	27.5	27.0
Depreciation and amortization	54.2	54.7	56.9
Restructuring charges, net	16.7	12.4	11.3
Stock-based compensation	15.7	8.3	3.8
LIFO reserve increase (decrease)	7.1	3.6	(7.3)
Non-restructuring asset impairment charges	8.4	7.7	2.6
Non-restructuring severance charges	3.5	3.1	3.3
Non-restructuring pension charges	2.2	2.4	—
Acquisition and integration expenses	36.5	25.9	34.9
Fair value adjustment on Tax Receivable Agreement contingent liability	(9.4)	4.9	1.9
Fair value adjustment on contingent consideration liability	2.0	—	—
Escheat audit contingent liability	7.5	—	—
Other	2.7	0.9	2.7
Adjustment for Corporate & Other	184.3	176.4	186.0
Adjusted EBITDA for reportable segments	$360.7	$368.6	$368.0

The table below summarizes total assets as of December 31, 2017 and December 31, 2016:

(in millions)	December 31, 2017	December 31, 2016
Packaging	$1,192.2	$875.9
Facility Solutions	416.9	397.9
Print	801.8	874.1
Publishing	168.6	170.0
Corporate & Other	128.9	165.8
Total assets	$2,708.4	$2,483.7

The following table presents net sales and property and equipment, net by geographic area.

	Net Sales			Property and Equipment, Net
	Year Ended December 31,			December 31, 2017	December 31, 2016
(in millions)	2017	2016	2015
U.S.	$7,510.9	$7,552.3	$7,961.3	$300.6	$333.8
Canada	682.0	631.2	628.9	36.7	35.0
Rest of world	171.8	143.1	127.5	2.9	3.0
Total	$8,364.7	$8,326.6	$8,717.7	$340.2	$371.8

No single customer accounted for more than 5% of net sales for the years ended December 31, 2017, 2016 and 2015. During the year ended December 31, 2017, approximately 38% of our purchases were made from ten suppliers.

18. QUARTERLY DATA (UNAUDITED)

The unaudited quarterly results of operations for 2017 and 2016 are summarized below:

	2017
	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
Net sales	$1,994.6	$2,028.9	$2,116.8	$2,224.4
Cost of products sold	1,629.3	1,660.5	1,736.6	1,820.2
Net income (loss)	(2.2)	(9.1)	(14.3)	12.3

Weighted-average number of shares outstanding – basic	15.69	15.70	15.70	15.70
Weighted-average number of shares outstanding – diluted	15.69	15.70	15.70	15.98

Earnings (loss) per share (1):
Basic earnings (loss) per share	$(0.14)	$(0.58)	$(0.91)	$0.78

Diluted earnings (loss) per share	(0.14)	(0.58)	(0.91)	0.77
(1) See Note 13, Earning (Loss) Per Share, for discussion about the shares of common stock utilized in the computation of basic and diluted earnings per share for the year ended December 31, 2017.

	2016
	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
Net sales	$2,019.8	$2,060.8	$2,126.6	$2,119.4
Cost of products sold	1,654.5	1,687.9	1,743.8	1,740.2
Net income	3.3	7.9	5.6	4.2

Weighted-average number of shares outstanding – basic	16.00	16.00	16.00	15.87
Weighted-average number of shares outstanding – diluted	16.00	16.00	16.27	16.21

Earnings per share (1):
Basic earnings per share	$0.21	$0.49	$0.35	$0.26
Diluted earnings per share	0.21	0.49	0.34	0.26
(1) See Note 13, Earnings (Loss) Per Share, for discussion about the shares of common stock utilized in the computation of basic and diluted earnings per share for the year ended December 31, 2016.

See the table below for the quarterly breakdown of acquisition and integration expenses and restructuring charges, net:

	2017
(in millions)	Three Months Ended
	March 31	June 30	September 30	December 31
Acquisition and integration expenses	$6.4	$7.5	$14.2	$8.4
Restructuring charges, net	4.1	23.2	2.7	(13.3)

	2016
(in millions)	Three Months Ended
	March 31	June 30	September 30	December 31
Acquisition and integration expenses	$6.2	$6.1	$7.3	$6.3
Restructuring charges, net	1.7	(0.3)	5.8	5.2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act, of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized or reported within the time periods specified in SEC rules and forms. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses except for the various All American Containers entities (collectively, “AAC”) which were acquired on August 31, 2017. The financial statements of AAC constitute 6.8% of total assets and 0.9% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Further discussion of this acquisition can be found in Note 2 of the Notes to Consolidated Financial Statements. This exclusion is in accordance with SEC staff interpretive guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. In making this assessment on the effectiveness of our internal control over financial reporting as of December 31, 2017, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). Based on our assessment, management has concluded that internal controls over financial reporting were effective as of December 31, 2017.

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

Audit and Finance Committee Responsibility

The Audit and Finance Committee of our Board of Directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit and Finance Committee reviews with the independent auditors the scope and results of the audit effort. The Audit and Finance Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit and Finance Committee. Our Audit and Finance Committee’s Report can be found in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2018, which will be filed on or about March 2, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Veritiv Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Veritiv Corporation and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018 expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the All American Containers entities (collectively referred to as "AAC"), which were acquired on August 31, 2017 and whose financial statements constitute 6.8% of total assets and 0.9% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at AAC.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 1, 2018

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors of the Company.
This information is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Proposal 1 – Election of Directors."

(b) Executive Officers of the Company.
This information can be found under "Executive Officers of the Company" in Part I, Item 1 of this report.

(c) Audit Committee Financial Experts.
This information is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Board Committees."

(d) Identification and Composition of the Audit and Finance Committee.
This information is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Board Committees."

(e) Compliance with Section 16(a) of the Exchange Act.
This information is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance."

(f) Code of Ethics.
This information is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Corporate Governance Principles."

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Executive Compensation" and "Corporate Governance—Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Corporate Governance—Related Person Transaction Policy" and "Corporate Governance—Director Independence."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Principal Accountant Fees and Services."

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

10.8†
Employment Agreement, dated as of December 29, 2017, between Veritiv Corporation and Mary A. Laschinger, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2018.

10.9†
Offer Letter, dated as of February 13, 2014, between Veritiv Corporation (f/k/a xpedx Holding Company) and Stephen J. Smith, incorporated by reference from Exhibit 10.12 to the Registrant's Form 10-Q filed on August 14, 2014.

10.10†*	Offer Letter, dated as of September 16, 2016, between Veritiv Operating Company and Tracy L. Pearson.

10.11†*	Addendum to Offer Letter, dated November 15, 2016, between Veritiv Operating Company and Tracy L. Pearson.

10.12†
Form of Indemnification Agreement between Veritiv Corporation (f/k/a xpedx Holding Company) and each of its directors, incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193950) filed on June 11, 2014.

10.13†
Veritiv Corporation 2014 Omnibus Incentive Plan, as amended and restated, effective March 8, 2017, incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 13, 2017.

10.14†	2014 Short-Year Veritiv Incentive Plan adopted effective as of August 8, 2014, incorporated by reference from Exhibit 10.15 to the Registrant's Form 10-Q filed on August 14, 2014.

10.15†	Form of Notice of 2014 Long-Term Transition Incentive Award, incorporated by reference from Exhibit 10.16 to the Registrant's Form 10-Q filed on August 14, 2014.

10.16†	Form of Notice of 2014-15 Long-Term Transition Incentive Award, incorporated by reference from Exhibit 10.17 to the Registrant's Form 10-Q filed on August 14, 2014.

Exhibit No.	Description
10.17†	Form of Notice of 2014-15-16 Long-Term Transition Incentive Award, incorporated by reference from Exhibit 10.18 to the Registrant's Form 10-Q filed on August 14, 2014.

10.18†	Terms and Conditions of Long-Term Transition Incentive Award Opportunities, incorporated by reference from Exhibit 10.19 to the Registrant's Form 10-Q filed on August 14, 2014.

10.19†	Veritiv Corporation Deferred Compensation Savings Plan, incorporated by reference from Exhibit 10.20 to the Registrant's Form 10-Q filed on November 14, 2014.

10.20†	Form of Director Deferred Share Unit Award Agreement, incorporated by reference from Exhibit 10.21 to the Registrant's Form 10-K filed on March 24, 2015.

10.21†	Form of Director Deferred Share Unit Award Agreement (Stock-Settled Award), incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q filed on August 9, 2016.

10.22†	Form of Restricted Stock Unit Award Agreement, incorporated by reference from Exhibit 10.22 to the Registrant's Form 10-K filed on March 24, 2015.

10.23†	Form of Performance Share Award Agreement (Adjusted EBITDA Performance Shares), incorporated by reference from Exhibit 10.23 to the Registrant's Form 10-K filed on March 24, 2015.

10.24†	Form of Performance Share Award Agreement (Relative TSR Performance Shares), incorporated by reference from Exhibit 10.24 to the Registrant's Form 10-K filed on March 24, 2015.

10.25†
2015 Veritiv Corporation Annual Incentive Plan, as amended and restated, effective March 8, 2017 incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 13, 2017.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2018.

VERITIV CORPORATION
(Registrant)

By:	/s/ Mary A. Laschinger
Name: Mary A. Laschinger
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2018.

(i)	Principal executive officer:
	/s/ Mary A. Laschinger	Chairman of the Board of Directors and Chief Executive Officer
Mary A. Laschinger

(ii)	Principal financial officer:
	/s/ Stephen J. Smith	Senior Vice President and Chief Financial Officer
Stephen J. Smith

(iii)	Principal accounting officer:
	/s/ W. Forrest Bell	Chief Accounting Officer
W. Forrest Bell

(iv)	Directors:

	/s/ David E. Flitman	Director
David E. Flitman

	/s/ Daniel T. Henry	Director
Daniel T. Henry

	/s/ Liza K. Landsman	Director
Liza K. Landsman

	/s/ Tracy A. Leinbach	Director
Tracy A. Leinbach

	/s/ William E. Mitchell	Director
William E. Mitchell

	/s/ Michael P. Muldowney	Director
Michael P. Muldowney

	/s/ Charles G. Ward, III	Director
Charles G. Ward, III

	/s/ John J. Zillmer	Director
John J. Zillmer