Form 10-Q
period 2018-03-31
Veritiv Corp
filed 2018-05-08
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant's common stock as of May 3, 2018 was 15,839,348.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales (including sales to related party of $6.9 and $8.9, respectively)	$2,101.0	$1,994.6
Cost of products sold (including purchases from related party of $42.1 and $47.1, respectively) (exclusive of depreciation and amortization shown separately below)	1,729.5	1,629.3
Distribution expenses	133.1	126.2
Selling and administrative expenses	222.7	212.3
Depreciation and amortization	14.4	13.1
Integration and acquisition expenses	8.3	6.4
Restructuring charges, net	11.9	4.1
Operating (loss) income	(18.9)	3.2
Interest expense, net	9.3	6.4
Other (income) expense, net	(10.5)	0.4
Loss before income taxes	(17.7)	(3.6)
Income tax benefit	(1.9)	(1.4)
Net loss	$(15.8)	$(2.2)

Loss per share:
Basic and diluted	$(1.00)	$(0.14)

Weighted average shares outstanding:
Basic and diluted	15.76	15.69

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions, unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(15.8)	$(2.2)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(0.2)	2.8
Change in fair value of cash flow hedge, net of $0.2 and $0.0 tax, respectively	0.0	(0.1)
Pension liability adjustments, net of $0.7 and $0.0 tax, respectively	(0.6)	0.1
Other comprehensive (loss) income	(0.8)	2.8
Total comprehensive (loss) income	$(16.6)	$0.6

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$70.8	$80.3
Accounts receivable, less allowances of $47.6 and $44.0, respectively	1,165.5	1,174.3
Related party receivable	3.8	3.3
Inventories	711.1	722.7
Other current assets	141.9	133.5
Total current assets	2,093.1	2,114.1
Property and equipment (net of depreciation and amortization of $325.3 and $314.6, respectively)	354.2	340.2
Goodwill	99.6	99.6
Other intangibles, net	62.2	64.1
Deferred income tax assets	61.8	59.6
Other non-current assets	30.0	30.8
Total assets	$2,700.9	$2,708.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$659.4	$680.1
Related party payable	7.6	8.5
Accrued payroll and benefits	49.7	73.5
Other accrued liabilities	135.8	134.6
Current maturities of long-term debt	5.5	2.9
Financing obligations, current portion (including obligations to related party of $3.4 and $7.1, respectively)	4.0	7.8
Total current liabilities	862.0	907.4
Long-term debt, net of current maturities	974.9	908.3
Financing obligations, less current portion (including obligations to related party of $149.3 and $155.2, respectively)	174.9	181.6
Defined benefit pension obligations	22.8	24.4
Other non-current liabilities	128.6	137.0
Total liabilities	2,163.2	2,158.7
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 16.1 million at March 31, 2018 and 16.0 million at December 31, 2017; shares outstanding - 15.8 million at March 31, 2018 and 15.7 million at December 31, 2017	0.2	0.2
Additional paid-in capital	594.0	590.2
Accumulated (deficit) earnings	(8.6)	6.4
Accumulated other comprehensive loss	(34.3)	(33.5)
Treasury stock at cost - 0.3 million shares at March 31, 2018 and December 31, 2017	(13.6)	(13.6)
Total shareholders' equity	537.7	549.7
Total liabilities and shareholders' equity	$2,700.9	$2,708.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
Operating activities	2018	2017
Net loss	$(15.8)	$(2.2)
Depreciation and amortization	14.4	13.1
Amortization of deferred financing fees	0.7	0.6
Net (gains) losses on dispositions of property and equipment	(0.1)	0.5
Long-lived asset impairment charges	—	0.7
Provision for allowance for doubtful accounts	3.6	0.6
Deferred income tax (benefit)	(2.5)	(2.1)
Stock-based compensation	5.6	3.7
Other non-cash items, net	(8.5)	(0.3)
Changes in operating assets and liabilities
Accounts receivable and related party receivable	4.3	11.8
Inventories	10.3	(15.6)
Other current assets	(9.3)	(0.9)
Accounts payable and related party payable	(11.3)	(25.9)
Accrued payroll and benefits	(23.8)	(16.9)
Other accrued liabilities	12.9	(5.5)
Other	(2.2)	(2.4)
Net cash used for operating activities	(21.7)	(40.8)
Investing activities
Property and equipment additions	(9.6)	(11.4)
Proceeds from asset sales	0.0	2.0
Net cash used for investing activities	(9.6)	(9.4)
Financing activities
Change in book overdrafts	(10.0)	(24.2)
Borrowings of long-term debt	1,295.6	1,200.9
Repayments of long-term debt	(1,246.8)	(1,131.3)
Payments under equipment capital lease obligations	(1.6)	(0.7)
Payments under financing obligations (including obligations to related party of $3.8 and $3.6, respectively)	(4.0)	(3.6)
Payments under Tax Receivable Agreement	(9.9)	(8.5)
Other	(2.0)	—
Net cash provided by financing activities	21.3	32.6
Effect of exchange rate changes on cash	0.5	0.4
Net change in cash	(9.5)	(17.2)
Cash at beginning of period	80.3	69.6
Cash at end of period	$70.8	$52.4
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$1.0	$1.3
Cash paid for interest	8.4	5.6
Non-cash investing and financing activities
Non-cash additions to property and equipment	$23.5	$6.8

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete set of annual audited financial statements.

The accompanying unaudited financial information should be read in conjunction with the Consolidated Financial Statements and Notes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2017. In the opinion of management, all adjustments, including normal recurring accruals and other adjustments, considered necessary for a fair presentation of the interim financial information have been included. The operating results for the interim periods are not necessarily indicative of results for the full year. These financial statements include all of the Company's subsidiaries. All significant intercompany transactions between Veritiv's businesses have been eliminated.

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606"). The standard replaces previous revenue recognition standards and significantly expands the disclosure requirements for revenue arrangements. The guidance may be adopted either retrospectively or on a modified retrospective basis for new contracts and existing contracts with remaining performance obligations as of the effective date. The effective date for Veritiv, without early adoption, was January 1, 2018. Veritiv adopted this ASU applying the modified retrospective transition method; accordingly, prior periods have not been adjusted to conform to the new guidance. There was determined to be no cumulative effect after applying the new guidance to all contracts with customers that were not completed as of January 1, 2018. The adoption is not expected to have a material impact on future financial results, as the adoption did not change the recognition pattern for the Company's existing revenue streams. The Company implemented new internal controls related to contract reviews and revenue recognition disclosures. Additional disclosures will be made as needed in future reports as a result of the adoption. See Note 2, Revenue Recognition, for additional information related to the Company's revenues and the Topic 606 adoption impacts.

Effective January 1, 2018, the Company adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715). The standard requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose by line item the amount of net benefit cost that is included in the statement of operations or capitalized in assets. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods and the gains or losses on plan assets) separately and exclude them from the subtotal of operating income. The standard also allows only the service cost component to be eligible for capitalization when applicable. The guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the statement of operations and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The effective date for Veritiv, without early adoption, was January 1, 2018. The Company adopted this guidance on a retrospective basis; accordingly, prior periods have been adjusted to conform to the new guidance. The Company elected to use the practical expedient that permits entities to use the amounts disclosed in their pension and other postretirement benefit plan notes for the prior comparative periods as the basis of estimation for applying the retrospective presentation requirements. The Company does not currently capitalize service costs.

The effect of the retrospective presentation change related to the net periodic cost of the Company's defined benefit pension and other postretirement employee benefits plans on the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31, 2017
(in millions)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Selling and administrative expenses	$212.3	$211.6	$0.7
Operating (loss) income	3.2	3.9	(0.7)
Other (income) expense, net	0.4	1.1	(0.7)

Effective January 1, 2018, the Company early adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). The standard allows companies to reclassify the effect of the change in tax laws and rates on deferred tax assets and liabilities as part of the Tax Cuts and Jobs Act (the "Tax Act") from accumulated other comprehensive income (loss) to retained earnings. The guidance is to be applied to each period in which the effect of the Tax Act (or portion thereof) is recorded and companies may apply it either (1) retrospectively as of the date of enactment or (2) as of the beginning of the period of adoption. The Company elected to apply the guidance as of the beginning of the period of adoption. The guidance would have been effective for Veritiv on January 1, 2019 had the Company not early adopted. See Note 6, Income Taxes, for additional information related to the adoption impact of ASU 2018-02.

Effective March 31, 2018, the Company adopted ASU 2018-05, Income Taxes (Topic 740). The standard amends SEC paragraphs in Accounting Standards Codification ("ASC") 740 to reflect Staff Accounting Bulletin 118 (“SAB 118”) to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The guidance is effective upon addition to the Financial Accounting Standards Board ("FASB") ASC and early adoption is permitted. See Note 6, Income Taxes, for additional information regarding the adoption of this standard.

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, revenue recognition (including determining the transaction price and allocating the revenue to performance obligations), accounts receivable valuation, inventory valuation including estimated returns, employee benefit plans, income tax contingency accruals and valuation allowances, recognition of the Tax Act, multi-employer pension plan withdrawal liabilities, contingency accruals and goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Estimates are revised as additional information becomes available.

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

January 1, 2019; early adoption is permitted
The Company is currently evaluating this standard and anticipates that its adoption will have a material impact on the Consolidated Financial Statements and related disclosures as it will result in recording substantially all operating leases on the balance sheet as a lease obligation and right of use asset. Lease software has been implemented that will better enable the Company to implement the standard. The Company's efforts are focused on populating and testing the new software. This is a time-consuming process and is expected to continue through the second quarter of 2018. The Company currently anticipates electing to apply the package of practical expedients to all leases that commenced prior to the date of adoption. Based on the analysis performed to date, the Company anticipates making a policy election to exclude short-term leases from the Consolidated Balance Sheets, but is still evaluating the election to separate lease and non-lease components. The Company currently does not anticipate making a policy election to use hindsight to determine lease term. The assessment is ongoing and the preliminary conclusions are subject to change. At this time the Company is unable to quantify the impact that the adoption of this standard will have on the Consolidated Financial Statements and related disclosures. The Company currently plans to adopt this ASU on January 1, 2019.

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

Other Recently Adopted Accounting Standards
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
January 1, 2018; early adoption is permitted (early adoption requires the adoption of all amendments in the same period)
The Company adopted this ASU on January 1, 2018. The adoption did not materially impact the Company's historical Consolidated Statements of Cash Flows or related disclosures. Impacts to future results and disclosures will be dependent upon the presence of any items noted in the standard.

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

2. REVENUE RECOGNITION

Adoption

In May 2014, the FASB issued Topic 606, including Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer, and costs to fulfill a contract when the costs meet certain criteria. The new standard is effective for public business entities with annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The new guidance replaces numerous requirements in U.S. GAAP and provides a single revenue recognition model for recognizing revenue from contracts with customers. The adoption of Topic 606 represents a change in accounting principle that will more closely depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The two permitted transition methods are (i) the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect would be recognized at the earliest period shown, or (ii) the modified retrospective method in which an entity would apply the new guidance only to contracts not completed at the adoption date, would not adjust prior reporting periods and the cumulative effect would be recognized in retained earnings in the period of adoption.

The Company adopted Topic 606, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption, with no impact to the opening retained earnings. Results for periods beginning after January 1, 2018 are presented following the guidance of Topic 606, while prior period amounts are not adjusted and continue to be reported following the Company's historical accounting under the accounting standards in effect for those periods. For information regarding these prior period accounting policies, refer to the information disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The Company elected to adopt certain practical expedients outlined in Topic 606. As such, Veritiv does not include sales tax in the transaction price and does recognize revenue in the amount to which it has a right to invoice the customer as it believes that amount corresponds directly with the value provided to the customer. Additionally, Veritiv has utilized certain exceptions allowed under Topic 606 including not assessing whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer and not disclosing the value of unsatisfied performance obligations for contracts with an original estimated length of time to convert of one year or less.

Revenue Recognition

In order to achieve compliance with the accounting principles of Topic 606, Veritiv applies the five step model to assess its contracts with customers. The Company's revenue is reported as net sales and is measured as the determinable transaction price, net of any variable consideration (e.g., sales incentives and rights to return product) and any taxes collected from customers and remitted to governmental authorities.

    When the Company enters into a sales arrangement with a customer, it believes it is probable that it will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. The Company has established credit and collection processes whereby collection assessments are performed and allowances for bad debt are recognized. As a normal business practice, Veritiv does not enter into contracts that require more than one year to complete or that contain significant financing components.

Additionally, Veritiv enters into incentive programs with certain of its customers, which are generally based on sales to those same customers. Veritiv follows the expected value method when estimating its retrospective incentives and records the estimated amount as a reduction to gross sales when revenue is recognized. Estimates of the variable consideration are based primarily on contract terms, current customer forecasts as well as historical experience.

Customer product returns are estimated based on historical experience and identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Condensed Consolidated Balance Sheet.

In accordance with Topic 606, a customer contract liability will arise when Veritiv has received payment for goods and services, but has not yet transferred the items to a customer and satisfied its performance obligations. Veritiv records a customer contract liability for performance obligations outstanding related to payments received in advance for customer deposits on equipment sales and its bill-and-hold arrangements. Veritiv expects to satisfy these remaining performance obligations and recognize the related revenues upon delivery of the goods and services to the customer's designated location within 12 months following receipt of the payment. Most equipment sales deposits are held for approximately 90 days and most bill-and-hold arrangements initially cover a 90 day period, but can be renewed by the customer.

As of March 31, 2018, the Company recognized estimated inventory returns of approximately $2.5 million, which is included in inventories on the Condensed Consolidated Balance Sheet. Additionally, the Company recognized approximately $21.6 million of customer contract liabilities related to its customer deposits for equipment sales and payments received for bill-and-hold arrangements, which are included in accounts payable on the Condensed Consolidated Balance Sheet. See the table below for a summary of the changes to the customer contract liabilities for the three months ended March 31, 2018:

(in millions)	Customer Contract Liabilities
Balance at January 1, 2018	$20.5
Payments received	12.6
Revenue recognized from beginning balance	(7.6)
Revenue recognized from current year receipts	(3.9)
Balance at March 31, 2018	$21.6

Revenue Composition

Veritiv’s revenues are primarily derived from purchase orders and rate agreements associated with (i) the delivery of standard listed products with observable standalone sale prices or (ii) transportation and warehousing services. Revenue generally consists of a single performance obligation to transfer a promised good or service and is short term in nature. Revenues are recognized when control of the promised goods or services is transferred to Veritiv’s customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Sales transactions with customers are designated free on board ("f.o.b.") destination and revenue is recorded at the point in time when the product is delivered to the customer’s designated location or when the customer has otherwise obtained the benefit of the goods, when title and risk of loss are transferred. Revenues from Veritiv's transportation services are recognized upon completion of the related delivery services and revenues from warehousing services are recognized over time as the storage services are provided. Certain revenues are derived from shipments which are made directly from a manufacturer to a Veritiv customer. The Company is considered to be a principal to these transactions because, among other factors, it maintains control of the goods after they leave the supplier and before they are received at the customer's location, in most cases it selects the supplier and sets the price to the customer, and it bears the risk of the customer defaulting on payment or rejecting the goods. Revenues from these sales are reported on a gross basis in the Condensed Consolidated Statements of Operations and have historically represented approximately one-third of Veritiv's total net sales.

The Company has determined that certain services provided to customers represent activities necessary to obtain or fulfill the contract and deliver the end product to the customer's designated location. These costs have been evaluated and do not meet the criteria for recognition as capitalizable costs. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from both net sales and expenses.

Veritiv evaluated the nature of the products and services provided to its customers as well as the nature of the customer and the geographical distribution of its customer base and determined that the best representative level of disaggregated revenue is the product category basis as shown in the segment results. The Company is able to serve a wide variety of customers, from large national companies to small local customers through its distribution network. Historically, the Company's ten largest customers have generated less than 10% of its consolidated annual net sales. Veritiv’s principal markets are concentrated across North America, primarily the U.S. (90%), Canada (8%) and Mexico (1%).

The following is a brief description of the four reportable segments, organized by major product category:

•
Packaging – The Packaging segment provides standard as well as custom and comprehensive packaging solutions for customers based in North America and in key global markets. The business is strategically focused on higher growth industries including light industrial/general manufacturing, food production, fulfillment and internet retail, as well as niche verticals based on geographical and functional expertise. This segment also provides supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting and fulfillment.

•
Facility Solutions – The Facility Solutions segment sources and sells cleaning, break-room and other supplies such as towels, tissues, wipers and dispensers, can liners, commercial cleaning chemicals, soaps and sanitizers, sanitary maintenance supplies and equipment, safety and hazard supplies, and shampoos and amenities primarily in the U.S., Canada and Mexico. Additionally, the Company offers total cost of ownership solutions with re-merchandising, budgeting and compliance reporting, and inventory management.

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

See Note 13, Segment Information, for the disaggregation of revenue and other information related to the Company’s reportable segments and Corporate & Other.

3. 2017 ACQUISITION

Acquisition of All American Containers - August 2017

On August 31, 2017 (the "Acquisition Date"), Veritiv completed its acquisition of 100% of the equity interest in various All American Containers entities (collectively, "AAC"), a family owned and operated distributor of rigid packaging products, including plastic, glass and metal containers, caps, closures and plastic pouches.

See Note 4, Integration, Acquisition and Restructuring Charges, for additional information regarding the charges incurred due to the AAC acquisition and integration. These charges related primarily to legal, consulting and other professional fees, and retention.

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

The following table summarizes the allocation, as of March 31, 2018, of the preliminary estimated purchase price to assets acquired and liabilities assumed as of the Acquisition Date based on available valuation information, estimates and assumptions. See Note 9, Fair Value Measurements, for additional information related to the fair value of the contingent consideration related to the earn-out.

Preliminary allocation:

(in millions)
Cash	$1.5
Accounts receivable	30.4
Inventories	38.5
Other current assets	5.7
Property and equipment	3.5
Goodwill	55.5
Other intangible assets	49.0
Other non-current assets	1.4
Accounts payable	(12.4)
Other current liabilities	(2.7)
Other non-current liabilities	(0.6)
Total preliminary estimated purchase price	$169.8

Preliminary goodwill of $55.5 million arising from the acquisition of AAC consists largely of the expected synergies and other benefits from combining operations and is expected to be deductible for tax purposes. The goodwill was allocated 100% to the Company's Packaging reportable segment.

4. INTEGRATION, ACQUISITION AND RESTRUCTURING CHARGES

Merger of xpedx and Unisource

The Company currently expects net costs and charges associated with achieving anticipated cost savings and other synergies from the Merger (excluding charges relating to the complete or partial withdrawal from multi-employer pension plans ("MEPP"), some of which are uncertain at this time, and including cash proceeds from sales of assets related to consolidation), to be approximately $250 million to $275 million through December 31, 2018. Included in the estimate is approximately $100 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. Through March 31, 2018, the Company has incurred approximately $237 million in costs and charges, including approximately $88 million for capital expenditures.

Integration and Acquisition Expenses

During the three months ended March 31, 2018 and 2017, Veritiv incurred costs and charges related primarily to: internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate its businesses.

The following table summarizes the components of integration and acquisition expenses:

	Three Months Ended March 31,
(in millions)	2018	2017
Integration management	$4.4	$3.0
Retention compensation	—	0.1
Information technology conversion costs	2.1	1.8
Rebranding	—	0.1
Legal, consulting and other professional fees	0.2	0.4
Other	0.6	1.0
AAC integration and acquisition	1.0	—
Total integration and acquisition expenses	$8.3	$6.4

Veritiv Restructuring Plan: Merger Related
As part of the Merger, the Company is executing on a multi-year restructuring program of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. The restructuring plan includes initiatives to: (i) consolidate warehouse facilities in overlapping markets, (ii) improve efficiency of the delivery network, (iii) consolidate customer service centers, (iv) reorganize the field sales and operations functions and (v) restructure the corporate general and administrative functions. As part of its restructuring efforts, the Company continues to evaluate its operations outside of North America to identify additional cost saving opportunities. The Company may elect to restructure its operations in specific countries, which may include staff reductions, lease terminations and facility closures, or the complete exit of a market. The Company may continue to record restructuring charges in the future as restructuring activities progress, which may include gains or losses from the disposition of assets. See Note 13, Segment Information, for the impact these charges had on the Company's reportable segments.

Related to these company-wide initiatives, the Company recorded restructuring charges of $2.6 million and $4.1 million for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018 and 2017, the Company recognized a net loss of $0.4 million and a net gain of $0.4 million related to the sale or exit of certain facilities, respectively. As of March 31, 2018, the Company held for sale $3.2 million in assets related to these activities, which are included in other current assets on the Condensed Consolidated Balance Sheets.

Other direct costs reported in the tables below include facility closing costs, actual and estimated MEPP withdrawal charges and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The following table presents a summary of restructuring charges, net, that were incurred during the current quarter and prior two fiscal years, as well as the cumulative recorded amounts since the initiative began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other	Total
2018 (year-to-date)	$0.2	$2.0	$0.4	$2.6
2017	7.5	33.6	(24.4)	16.7
2016	3.5	11.0	(2.1)	12.4
Prior years	9.0	3.3	4.1	16.4
Cumulative	20.2	49.9	(22.0)	48.1

The following is a summary of the Company's restructuring liability activity for the three months ended March 31, 2018:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2017	$4.4	$25.2	$29.6
Costs incurred	0.2	2.0	2.2
Payments	(1.0)	(1.7)	(2.7)
Balance at March 31, 2018	$3.6	$25.5	$29.1

The following is a summary of the Company's restructuring liability activity for the three months ended March 31, 2017:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2016	$1.8	$8.0	$9.8
Costs incurred	1.4	3.1	4.5
Payments	(1.2)	(2.8)	(4.0)
Balance at March 31, 2017	$2.0	$8.3	$10.3

Veritiv Restructuring Plan: Print Segment

To ensure Veritiv is appropriately positioned to respond to the secular decline in the paper industry, the Company is currently focused on restructuring its Print segment. The restructuring plan includes initiatives within the Company's Print segment to improve the sustainability of the print business, better serve its customers’ needs and work more effectively with suppliers.  The Company is streamlining and shifting its Print segment to incorporate a more customer focused, collaborative, team-selling approach as well as to better align its support functions. The Company incurred charges of $9.3 million related to this restructuring plan for the three months ended March 31, 2018. The Company anticipates recording additional restructuring charges during 2018 as its activities progress. The Company currently estimates that total charges related to the Print segment restructuring plan may approximate $15.0 million.

The following is a summary of the Company's Print restructuring liability activity for the three months ended March 31, 2018:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2017	$—	$—	$—
Costs incurred	9.2	0.1	9.3
Payments	(0.7)	0.0	(0.7)
Balance at March 31, 2018	$8.5	$0.1	$8.6

5. DEBT AND OTHER OBLIGATIONS

The Company's long-term debt obligations were as follows:

(in millions)	March 31, 2018	December 31, 2017
Asset-Based Lending Facility (the "ABL Facility")	$945.3	$897.7
Equipment capital leases	35.1	13.5
Total debt	980.4	911.2
Less: current maturities of long-term debt	(5.5)	(2.9)
Long-term debt, net of current maturities	$974.9	$908.3

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2018, the available additional borrowing capacity under the ABL Facility was approximately $258.9 million. As of March 31, 2018, the Company held $10.1 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At March 31, 2018, the above test was not applicable and it is not expected to be applicable in the next 12 months.

The Company's long-term financing obligations were as follows:

(in millions)	March 31, 2018	December 31, 2017
Obligations to related party	$152.7	$162.3
Obligations - other financing	26.2	27.1
Total financing obligations	178.9	189.4
Less: current portion of financing obligations	(4.0)	(7.8)
Financing obligations, less current portion	$174.9	$181.6

From the Merger through March 31, 2018, the Company has terminated agreements for 13 of the related party financed properties and therefore triggered an early termination of each respective property's financing agreement. One of these terminations, in April 2016, also involved the purchase of a facility in Austin, Texas. Upon termination of a property's financing agreement, the Company recognizes the non-cash effects of the derecognition of (i) the property and equipment and (ii) the corresponding financing obligation, as other non-cash items, net, on the Condensed Consolidated Statements of Cash Flows. Any gain or loss realized upon derecognition has been included in other (income) expense, net or restructuring charges, net on the Condensed Consolidated Statements of Operations, based upon the rationale for the termination. Unless terminated early, upon the expiration of the term of the remaining related party financing agreements, the net remaining non-current financing obligation of $149.3 million will be settled by the return of the assets to the owner and has been included in other non-current liabilities on the Condensed Consolidated Balance Sheets. See the table below for the non-cash effects of the derecognition of (i) the property and equipment and (ii) the corresponding financing obligation (current and non-current portions):

	Three Months Ended March 31,
(in millions, except number of agreements)	2018	2017
Property and equipment	$6.2	$1.5
Financing obligations	6.2	1.6
Number of terminated property agreements	2	2

6. INCOME TAXES

The Company has historically calculated the provision or benefit for income taxes during interim reporting periods, including the three-month period ended March 31, 2017, by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three-month period ended March 31, 2018. Accordingly, Veritiv used a discrete effective tax rate method to calculate taxes for the fiscal three-month period ended March 31, 2018.

The following table presents the benefit for income taxes and the effective tax rates for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in millions)	2018	2017
Loss before income taxes	$(17.7)	$(3.6)
Income tax benefit	(1.9)	(1.4)
Effective tax rate	10.7%	38.9%

The difference between the Company’s effective tax rates for the three months ended March 31, 2018 and 2017 and the U.S. statutory tax rate of 21.0% and 35.0%, respectively, primarily relates to state income taxes (net of federal income tax benefit), non-deductible expenses, and the Company's income (loss) by jurisdiction. Additionally, the effective tax rate for the three months ended March 31, 2018 includes estimates for tax expense for stock compensation vesting and the impact of the Tax Act. The effective tax rate for full year 2018 may vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses and other items that could impact the effective tax rate.

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Company is applying the guidance in SAB 118 when accounting for the enactment date effects of the Tax Act. The Company determined that remeasurement of its deferred tax assets and liabilities, one-time transition tax, impact of the Tax Act on state taxes, and tax liability associated with investments in non-U.S. subsidiaries where book basis exceeds tax basis are provisional amounts and reasonable estimates at December 31, 2017. At March 31, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act and has not made any additional measurement-period adjustments related to these items during the quarter while awaiting completion of the Company's 2017 U.S. federal and state tax returns in 2018, completion of foreign earnings and profits computations and completion of foreign income tax calculations for the Company's non-U.S. subsidiaries. Additional work is necessary for a more detailed analysis of Veritiv's deferred tax assets and liabilities and its historical foreign earnings as well as potential adjustments. The Company is continuing to gather additional information to complete its accounting for these items and expects to complete its accounting within the prescribed measurement period. Any subsequent adjustment to these amounts will be recorded to tax expense (benefit) in the quarter of 2018 when the analysis is complete.

The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of March 31, 2018, the Company has included estimated GILTI effects in its calculation of tax expense for the quarter. The Company has not provided deferred taxes related to GILTI as of March 31, 2018.
In January 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from accumulated other comprehensive income (AOCI) ("AOCI"), which gives companies the option to reclassify to retained earnings tax effects resulting from the Tax Act related to items in AOCI that the FASB refers to as having been stranded in AOCI. Veritiv elected to early adopt ASU 2018-02 as of January 1, 2018. As a result of adopting this standard, the Company reclassified $0.8 million from Veritiv's accumulated other comprehensive loss to retained earnings.

7. RELATED PARTY TRANSACTIONS

Agreements with the UWWH Stockholder

In January 2018 and 2017, in connection with the Tax Receivable Agreement ("TRA") executed at the time of the Merger, Veritiv paid $10.1 million and $8.7 million, respectively, in principal and interest, to UWW Holdings, LLC (the "UWWH Stockholder"), one of Veritiv's existing stockholders and the former sole stockholder of UWWH, for the utilization of pre-merger net operating losses ("NOL" or "NOLs") in its 2016 and 2015 federal and state tax returns, respectively. See Note 9, Fair Value Measurements, for additional information regarding the TRA.

On March 22, 2017, the UWWH Stockholder, sold 1.80 million shares of Veritiv common stock in a block trade. The Company did not sell any shares and did not receive any of the proceeds. In conjunction with this transaction, Veritiv incurred approximately $0.2 million in transaction-related fees, which are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. The UWWH Stockholder beneficially owned 4,283,840 shares of Veritiv's outstanding common stock as of December 31, 2017, based on publicly available data.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and related private placement, Georgia-Pacific, as joint owner of the UWWH Stockholder, is a related party.

The following tables summarize the financial impact of these related party transactions with Georgia-Pacific:

	Three Months Ended March 31,
(in millions)	2018	2017
Sales to Georgia-Pacific, reflected in net sales	$6.9	$8.9
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	42.1	47.1

(in millions)	March 31, 2018	December 31, 2017
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$19.7	$22.7
Related party payable to Georgia-Pacific	7.6	8.5
Related party receivable from Georgia-Pacific	3.8	3.3

8. DEFINED BENEFIT PLANS

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit plans and Supplemental Executive Retirement Plans in the U.S. and Canada. Net periodic benefit (credit) cost associated with these plans is summarized below:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit (credit) cost:
Service cost	$0.5	$0.1	$0.5	$0.1

Interest cost	$0.6	$0.7	$0.7	$0.7
Expected return on plan assets	(1.4)	(1.0)	(1.3)	(0.9)
Amortization of net loss	0.0	0.1	0.0	0.1
Total other components	$(0.8)	$(0.2)	$(0.6)	$(0.1)
Net periodic benefit (credit) cost	$(0.3)	$(0.1)	$(0.1)	$0.0

9. FAIR VALUE MEASUREMENTS

At March 31, 2018 and December 31, 2017, the carrying amounts of cash, receivables, payables and other components of other current assets and other current liabilities approximate their fair values due to the short maturity of these items.

Borrowings under the ABL Facility are at variable market interest rates and, accordingly, the carrying amount approximates fair value.

Certain of the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at their fair values on a nonrecurring basis as a result of impairment charges. There were no impairment charges recorded for the three months ended March 31, 2018. For the three months ended March 31, 2017, the Company recognized a $0.7 million non-restructuring impairment charge related to a software asset which was not placed into service and had no alternative use. The impairment charge for 2017 was recorded in selling and administrative expenses on the Condensed Consolidated Statements of Operations.

The Company's liabilities disclosed at fair value at March 31, 2018 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$945.3		$945.3
Tax Receivable Agreement	39.9			39.9
AAC contingent consideration	15.9			15.9

The Company's liabilities disclosed at fair value at December 31, 2017 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$897.7		$897.7
Tax Receivable Agreement	50.0			50.0
AAC contingent consideration	24.2			24.2

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the TRA at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the TRA is a Level 3 measurement, which relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company’s projected revenues, taxable income and assumptions about the utilization of Unisource’s NOLs, attributable to taxable periods prior to the Merger, by the Company). The amount payable under the TRA is contingent on the Company generating a certain level of taxable income prior to the expiration of the NOL carryforwards. Moreover, future trading of Company stock by significant shareholders may result in additional ownership changes as defined under Section 382 of the Internal Revenue Code, further limiting the use of Unisource's NOLs and the amount ultimately payable under the TRA. The contingent liability is remeasured at fair value at each reporting period end with the change in fair value recognized in other (income) expense, net on the Condensed Consolidated Statements of Operations. At March 31, 2018, the Company remeasured the contingent liability using a discount rate of 4.6% (Moody's daily long-term corporate BAA bond yield). For the TRA contingent liability, there have been no transfers between the fair value measurement levels for the three months ended March 31, 2018. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the three months ended March 31, 2018:

(in millions)	TRA Contingent Liability
Balance at December 31, 2017	$50.0
Change in fair value adjustment recorded in other (income) expense, net	(0.2)
Principal payment	(9.9)
Balance at March 31, 2018	$39.9

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the three months ended March 31, 2017:

(in millions)	TRA Contingent Liability
Balance at December 31, 2016	$67.9
Change in fair value adjustment recorded in other (income) expense, net	0.9
Principal payment	(8.5)
Balance at March 31, 2017	$60.3

The preliminary purchase price allocation for the acquisition of AAC, described in Note 3, 2017 Acquisition, includes $22.2 million for the estimated fair value of contingent consideration. The maximum amount payable for the contingent consideration is $50.0 million, with up to $25.0 million payable at each of the first and second anniversaries of the Acquisition Date. The final amount will be determined based on actual growth rates in revenue and gross profit. The preliminary fair value estimate was based on historic growth patterns and future forecasts, which are Level 3 data. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes and probabilities for the contingent consideration. The contingent consideration is valued using a Monte Carlo simulation model. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within other (income) expense, net, in the Condensed Consolidated Statements of Operations during the period in which the change occurs.

The following table provides a reconciliation of the beginning and ending balance of the AAC contingent liability for the three months ended March 31, 2018:

(in millions)	AAC Contingent Liability
Balance at December 31, 2017	$24.2
Change in fair value adjustment recorded in other (income) expense, net	(8.3)
Balance at March 31, 2018	$15.9

10. LOSS PER SHARE

Basic loss per share for Veritiv common stock is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is similarly calculated, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, except where the inclusion of such common shares would have an antidilutive impact.

A summary of the numerators and denominators used in the basic and diluted loss per share calculations is as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017
Numerator:
Net loss	$(15.8)	$(2.2)

Denominator:
Weighted-average number of shares outstanding – basic and diluted	15.76	15.69

Loss per share:
Basic and diluted	$(1.00)	$(0.14)

Antidilutive stock-based awards excluded from computation of diluted loss per share ("EPS")	1.19	0.47
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.58	0.36

During the first quarter of 2018, in accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units and/or Performance Condition Share Units vested during the first quarter of 2018. The Company issued approximately 200,000 shares, and simultaneously recovered approximately 70,000 shares for purposes of covering the related minimum tax withholdings. The net share issuance is included in additional paid-in capital on the Condensed Consolidated Balance Sheet for the period ended March 31, 2018. For additional information related to these plans refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides the components of accumulated other comprehensive loss ("AOCL") at March 31, 2018 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2017	$(23.5)	$(9.3)	$(0.7)	$(33.5)
Unrealized net (losses) arising during the period	(0.2)	—	—	(0.2)
Amounts reclassified from AOCL	—	(0.6)	—	(0.6)
Net current period other comprehensive (loss)	(0.2)	(0.6)	—	(0.8)
Balance at March 31, 2018	$(23.7)	$(9.9)	$(0.7)	$(34.3)

The following table provides the components of AOCL at March 31, 2017 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2016	$(29.2)	$(9.1)	$(0.7)	$(39.0)
Unrealized net gains (losses) arising during the period	2.8	0.1	(0.1)	2.8
Net current period other comprehensive income (loss)	2.8	0.1	(0.1)	2.8
Balance at March 31, 2017	$(26.4)	$(9.0)	$(0.8)	$(36.2)

See Note 6, Income Taxes, for information related to the Company's adoption of ASU 2018-02.

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

Based upon the information available to date, the Company recognized an estimated liability of approximately $7.5 million as of March 31, 2018 and December 31, 2017. The Company anticipates that it may take more than a year to complete the VDA and audit. Due to the inherent uncertainties with respect to the ultimate outcome of these matters, any updates to this estimate of loss could have a material impact on the Company's results of operations, financial condition or cash flows.

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

The following tables present net sales, Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges, net, integration and acquisition expenses and other similar charges including any severance costs, costs associated with warehouse and office openings or closings, consolidation, and relocation and other business optimization expenses, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges, net, fair value adjustments related to contingent liabilities assumed in mergers and acquisitions and certain other adjustments), which is the metric management uses to assess operating performance of the segments, and certain other measures for each of the reportable segments and Corporate & Other for the periods presented:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Three Months Ended March 31, 2018
Net sales	$845.2	$320.6	$660.8	$238.1	$2,064.7	$36.3	$2,101.0
Adjusted EBITDA	53.6	4.1	13.7	6.8	78.2	(48.5)
Depreciation and amortization	5.3	1.8	2.5	0.2	9.8	4.6	14.4
Restructuring charges, net	0.9	0.4	10.4	0.0	11.7	0.2	11.9

Three Months Ended March 31, 2017
Net sales	$721.8	$306.8	$698.7	$234.0	$1,961.3	$33.3	$1,994.6
Adjusted EBITDA	50.5	5.0	14.1	6.1	75.7	(45.9)
Depreciation and amortization	3.2	1.4	2.6	0.6	7.8	5.3	13.1
Restructuring charges, net	1.6	0.4	1.9	0.0	3.9	0.2	4.1

The table below presents a reconciliation of loss before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended March 31,
(in millions)	2018	2017
Loss before income taxes	$(17.7)	$(3.6)
Interest expense, net	9.3	6.4
Depreciation and amortization	14.4	13.1
Restructuring charges, net	11.9	4.1
Stock-based compensation	5.6	3.7
LIFO reserve increase (decrease)	5.7	(2.5)
Non-restructuring asset impairment charges	—	0.7
Non-restructuring severance charges	1.3	0.5
Non-restructuring pension charges, net	(0.7)	—
Integration and acquisition expenses	8.3	6.4
Fair value adjustments on TRA contingent liability	(0.2)	0.9
Fair value adjustment on contingent consideration liability	(8.3)	—
Other	0.1	0.1
Adjustment for Corporate & Other	48.5	45.9
Adjusted EBITDA for reportable segments	$78.2	$75.7

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

The following discussion of the Company’s results of operations for the three months ended March 31, 2018 should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

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

As described in Note 3, 2017 Acquisition, on August 31, 2017, Veritiv completed its acquisition of 100% of the equity interest in various All American Containers entities (collectively, "AAC") through additional borrowings under the Company's asset-based lending facility (the "ABL Facility"). AAC was a family owned and operated distributor of rigid packaging products, including plastic, glass and metal containers, caps, closures and plastic pouches.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2018	2017	$	%
Net sales	$2,101.0	$1,994.6	$106.4	5.3%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,729.5	1,629.3	100.2	6.1%
Distribution expenses	133.1	126.2	6.9	5.5%
Selling and administrative expenses	222.7	212.3	10.4	4.9%
Depreciation and amortization	14.4	13.1	1.3	9.9%
Integration and acquisition expenses	8.3	6.4	1.9	29.7%
Restructuring charges, net	11.9	4.1	7.8	190.2%
Operating (loss) income	(18.9)	3.2	(22.1)	*
Interest expense, net	9.3	6.4	2.9	45.3%
Other (income) expense, net	(10.5)	0.4	(10.9)	*
Loss before income taxes	(17.7)	(3.6)	(14.1)	*
Income tax benefit	(1.9)	(1.4)	(0.5)	35.7%
Net loss	$(15.8)	$(2.2)	$(13.6)	*
     * - not meaningful

Net Sales
For the three months ended March 31, 2018, net sales increased primarily due to increases in the Packaging and Facility Solutions segments, which were partially offset by declines in the Print segment. The incremental increase in net sales resulting from the AAC acquisition was $60.9 million. See the “Segment Results” section for additional discussion.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three months ended March 31, 2018, cost of products sold increased primarily due to higher net sales.

Distribution Expenses
For the three months ended March 31, 2018, distribution expenses increased by $6.9 million. Distribution expenses increased $3.9 million due to an increase in freight and logistics expenses, driven mostly by increased third-party freight and transfer expenses. The remaining increase in distribution expenses is largely the result of the acquisition of AAC.

Selling and Administrative Expenses
For the three months ended March 31, 2018, selling and administrative expenses increased by $10.4 million due primarily to (i) a $3.3 million increase in bad debt expense, (ii) a $1.3 million increase in personnel expenses due in part to increases in incentive plan expense and (iii) a $6.2 million increase related to the acquisition of AAC.

Depreciation and Amortization
For the three months ended March 31, 2018, depreciation and amortization increased by $1.3 million, which was largely related to the acquisition of AAC.

Integration and Acquisition Expenses
See Note 4, Integration, Acquisition and Restructuring Charges, to the Condensed Consolidated Financial Statements for information related to the Company's integration and acquisition efforts.

Restructuring Charges, Net
For the three months ended March 31, 2018, restructuring charges, net, increased $7.8 million. See Note 4, Integration, Acquisition and Restructuring Charges, to the Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts. The Company may continue to record restructuring charges in the future as restructuring activities progress, which may include gains or losses from the disposition of assets.

Interest Expense, Net
For the three months ended March 31, 2018, interest expense increased $2.9 million. Interest expense increased due to (i) an increased average balance on the Company's ABL Facility and (ii) increased interest rates due primarily to an increase in LIBOR. See Note 5, Debt and Other Obligations, to the Condensed Consolidated Financial Statements for information related to the ABL Facility. The increased average balance on the ABL Facility was primarily due to the acquisition of AAC on August 31, 2017. See Note 3, 2017 Acquisition, to the Condensed Consolidated Financial Statements for additional details related to the acquisition of AAC.

Other (Income) Expense, Net
For the three months ended March 31, 2018, other (income) expense, net, was income of $10.5 million, a net expense decrease of $10.9 million compared to the same period in 2017. For the three months ended March 31, 2018, there was an $8.3 million reduction in the estimated fair value of the AAC contingent consideration, see Note 9, Fair Value Measurements, to the Condensed Consolidated Financial Statements for additional information. The remaining income was primarily driven by changes associated with the Tax Receivable Agreement and higher income associated with foreign currency gains in 2018 compared to 2017.

Effective Tax Rate
Veritiv's effective tax rates were 10.7% and 38.9% for the three months ended March 31, 2018 and 2017, respectively. The difference between the Company’s effective tax rates and the U.S. statutory tax rates of 21.0% and 35.0%, respectively, primarily relates to state income taxes (net of federal income tax benefit), non-deductible expenses and the Company's income (loss) by jurisdiction. Additionally, the effective tax rate for the three months ended March 31, 2018 includes estimates for tax expense for stock compensation vesting and the impact of the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that are included as provisional estimates in the Company’s income tax during 2017 as well as changes included in the Company’s 2018 income tax estimate. The Company has not made any additional measurement-period adjustments related to the provisional estimates.
The volatility of the Company's effective tax rate has been primarily due to both the level of pre-tax income as well as variations in the Company's income (loss) by jurisdiction. Additionally, uncertainty related to the future impact of the Tax Act may increase effective tax rate volatility. For the three months ended March 31, 2018, the Company’s provision for income taxes is highly sensitive to certain estimates resulting in the use of a discrete effective tax rate method.  However, the Company expects a volatile effective tax rate for the full year 2018, potentially exceeding 100%.  While we expect effective tax rate volatility, cash taxes paid in 2018 likely will not exceed $5 million. Pending further evaluation of the Tax Act, over time and with increasing pre-tax income, the Company estimates its effective tax rate will trend toward approximately 26%. However, the effective tax rate may vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses and other items that could impact the effective tax rate.

Segment Results
Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges, net, integration and acquisition expenses and other similar charges including any severance costs, costs associated with warehouse and office openings or closings, consolidation, and relocation and other business optimization expenses, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, non-

restructuring pension charges, net, fair value adjustments related to contingent liabilities assumed in mergers and acquisitions and certain other adjustments) is the primary financial performance measure Veritiv uses to manage its businesses, to monitor its results of operations, to measure its performance against the ABL Facility and to incentivize its management.
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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Three Months Ended March 31, 2018
Net sales	$845.2	$320.6	$660.8	$238.1	$36.3
Adjusted EBITDA	53.6	4.1	13.7	6.8	(48.5)
Adjusted EBITDA as a % of net sales	6.3%	1.3%	2.1%	2.9%	*

Three Months Ended March 31, 2017
Net sales	$721.8	$306.8	$698.7	$234.0	$33.3
Adjusted EBITDA	50.5	5.0	14.1	6.1	(45.9)
Adjusted EBITDA as a % of net sales	7.0%	1.6%	2.0%	2.6%	*
* - not meaningful
See Note 13, Segment Information, to the Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of loss before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

The table below presents selected data for the Packaging segment:

	Three Months Ended March 31,		2018 vs. 2017
(in millions)	2018	2017	Increase (Decrease) %
Net sales	$845.2	$721.8	17.1%
Adjusted EBITDA	53.6	50.5	6.1%
Adjusted EBITDA as a % of net sales	6.3%	7.0%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2018 vs. 2017
Volume	$127.2
Foreign currency	3.8
Price/Mix	(7.6)
Total change	$123.4

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

Net sales increased $123.4 million, or 17.1%, compared to the same period in 2017. The net sales increase was primarily attributable to an increase in sales of corrugated, cushioning and surface protection products due to increases in volume and market prices. In addition, $60.9 million of rigid packaging products were sold in the current period relating to the AAC business acquired in August 2017.

Adjusted EBITDA increased $3.1 million, or 6.1%, compared to the same period in 2017. The increase in Adjusted EBITDA was primarily attributable to the increase in net sales. The increase in net sales was partially offset by (i) increases in distribution expenses, (ii) increases in selling and administrative expenses and (iii) cost of products sold increasing at a faster rate than net sales. Distribution expenses increased $10.9 million primarily driven by increased utilization of our distribution network, which was evidenced by: (i) increased freight and logistics expenses, driven mostly by increased third-party freight, (ii) increased facilities rent and other related expenses and (iii) increased personnel expenses. The acquisition of AAC resulted in a $3.8 million increase in distribution expenses. Selling and administrative expenses increased $9.7 million primarily driven by increased personnel expenses associated with increased headcount to support our growth strategy. The acquisition of AAC resulted in a $6.2 million increase in selling and administrative expenses.

Facility Solutions

The table below presents selected data for the Facility Solutions segment:

	Three Months Ended March 31,		2018 vs. 2017
(in millions)	2018	2017	Increase (Decrease) %
Net sales	$320.6	$306.8	4.5%
Adjusted EBITDA	4.1	5.0	(18.0)%
Adjusted EBITDA as a % of net sales	1.3%	1.6%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2018 vs. 2017
Volume	$12.0
Foreign currency	2.8
Price/Mix	(1.0)
Total change	$13.8

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

Net sales increased $13.8 million, or 4.5%, compared to the same period in 2017. The net sales increase was primarily attributable to increased sales of food service products, towel and tissue products, can liners and safety supplies.

Adjusted EBITDA decreased $0.9 million, or 18.0%, compared to the same period in 2017. The increase in net sales was more than offset by: (i) a $2.8 million increase in distribution expenses and (ii) cost of products sold increasing at a faster rate than net sales. The increase in distribution expenses was primarily driven by increased utilization of our distribution network and was evidenced by: (i) increased freight and logistics expenses, driven mostly by increased third-party freight and (ii) increased personnel expenses.

Print

The table below presents selected data for the Print segment:

	Three Months Ended March 31,		2018 vs. 2017
(in millions)	2018	2017	Increase (Decrease) %
Net sales	$660.8	$698.7	(5.4)%
Adjusted EBITDA	13.7	14.1	(2.8)%
Adjusted EBITDA as a % of net sales	2.1%	2.0%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2018 vs. 2017
Volume	$(34.8)
Foreign currency	2.1
Price/Mix	(5.2)
Total change	$(37.9)

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

Net sales decreased $37.9 million, or 5.4%, compared to the same period in 2017. The net sales decrease was primarily attributable to the continued secular decline in the paper industry.

Adjusted EBITDA decreased $0.4 million, or 2.8%, compared to the same period in 2017. The Adjusted EBITDA decrease was primarily attributable to the decline in net sales. The decline in net sales and the impact of cost of products sold increasing at a faster rate than net sales were partially offset by: (i) a $4.9 million decrease in distribution expenses and (ii) a $4.9 million decrease in selling and administrative expenses. The decrease in distribution expenses was primarily due to decreased utilization of our distribution network and was evidenced by: (i) a decrease in facilities rent and other related expenses and (ii) a decrease in personnel expenses. The decrease in selling and administrative expenses was driven by lower personnel expenses related to reduced headcount and lower commission expense, partially offset by an increase in bad debt expense.

Publishing

The table below presents selected data for the Publishing segment:

	Three Months Ended March 31,		2018 vs. 2017
(in millions)	2018	2017	Increase (Decrease) %
Net sales	$238.1	$234.0	1.8%
Adjusted EBITDA	6.8	6.1	11.5%
Adjusted EBITDA as a % of net sales	2.9%	2.6%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2018 vs. 2017
Volume	$4.0
Foreign currency	0.7
Price/Mix	(0.6)
Total change	$4.1

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

Net sales increased $4.1 million, or 1.8%, compared to the same period in 2017. The net sales increase was primarily attributable to increases in volume offset slightly by a decline in price. The volume increases were most pronounced in the educational book and direct mail verticals.

Adjusted EBITDA increased $0.7 million, or 11.5%, compared to the same period in 2017. The Adjusted EBITDA increase was primarily attributable to a $0.7 million decrease in selling and administrative expenses, driven by lower personnel expenses. The increase in net sales was offset by cost of products sold increasing at a faster rate than net sales.

Corporate & Other

The table below presents selected data for Corporate & Other:

	Three Months Ended March 31,		2018 vs. 2017
(in millions)	2018	2017	Increase (Decrease) %
Net sales	$36.3	$33.3	9.0%
Adjusted EBITDA	(48.5)	(45.9)	(5.7)%

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

Net sales increased $3.0 million, or 9.0%, compared to the same period in 2017. The net sales increase was primarily attributable to an increase in freight brokerage services.

Adjusted EBITDA decreased $2.6 million, or 5.7%, compared to the same period in 2017. The increase in net sales was more than offset by: (i) a $4.6 million increase in selling and administrative expenses and (ii) cost of products sold increasing at a faster rate than net sales. The increase in selling and administrative expenses was primarily driven by an increase in personnel expenses, due to higher incentive compensation expense.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. The following table sets forth a summary of cash flows:

	Three Months Ended March 31,
(in millions)	2018	2017
Net cash provided by (used for):
Operating activities	$(21.7)	$(40.8)
Investing activities	(9.6)	(9.4)
Financing activities	21.3	32.6

Operating Activities
Net cash used for operating activities improved by $19.1 million compared to the prior year as a result of the combination of improvements in the changes in operating assets and liabilities, partially offset by a decline in operating results. The improvements in changes in operating assets and liabilities were primarily driven by: (i) a reduction in inventories, driven by management's focus on working capital improvement, and (ii) increases in other accrued liabilities, primarily driven by accruals for severance related to the Company's restructuring plans as described in Note 4, Integration, Acquisition and Restructuring Charges, to the Condensed Consolidated Financial Statements.

Investing Activities
Net cash used for investing activities increased by $0.2 million compared to the prior year primarily due to slightly higher capital expenditures in the current period. See Note 5, Debt and Other Obligations, to the Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

Financing Activities
Net cash provided by financing activities decreased by $11.3 million compared to the prior year primarily due to lower net borrowings under the Company's ABL Facility partially offset by a favorable change in the balance of outstanding checks.

Funding and Liquidity Strategy

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2018, the available additional borrowing capacity under the ABL Facility was approximately $258.9 million. As of March 31, 2018, the Company held $10.1 million in outstanding letters of credit. See Note 5, Debt and Other Obligations, to the Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At March 31, 2018, the above test was not applicable and it is not expected to be applicable in the next 12 months.

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

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of March 31, 2018, other than operating lease obligations and the letters of credit under the ABL Facility. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes to the Company's contractual obligations from those disclosed in Veritiv's Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Policies and Estimates

See Note 2, Revenue Recognition, to the Condensed Consolidated Financial Statements for a description of the impact that adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) had on the Company's financial results and related disclosures. There have been no material changes to the Company's critical accounting policies and estimates from those disclosed in Veritiv's Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Standards

See Note 1, Business and Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements for information regarding recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting. During the third quarter of 2017, the Company completed the acquisition of AAC. As permitted by SEC staff interpretive guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation for one year from the date of acquisition, management excluded AAC from its interim evaluation of internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 12, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

VERITIV CORPORATION
(Registrant)

Date:	May 8, 2018	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2018	By: /s/ Andrew E. Magley
Name: Andrew E. Magley
Title: Chief Accounting Officer
(Principal Accounting Officer)