Form 10-Q
period 2018-06-30
Veritiv Corp
filed 2018-08-09
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant's common stock as of August 3, 2018 was 15,846,139.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales (including sales to related party of $7.8, $7.4, $14.7 and $16.3, respectively)	$2,171.9	$2,028.9	$4,272.9	$4,023.5
Cost of products sold (including purchases from related party of $35.8, $45.2, $77.9 and $92.3, respectively) (exclusive of depreciation and amortization shown separately below)	1,788.5	1,660.5	3,518.0	3,289.8
Distribution expenses	132.0	122.7	265.1	248.9
Selling and administrative expenses	223.6	211.0	446.3	423.3
Depreciation and amortization	14.0	13.7	28.4	26.8
Integration and acquisition expenses	8.4	7.5	16.7	13.9
Restructuring charges, net	11.4	23.2	23.3	27.3
Operating loss	(6.0)	(9.7)	(24.9)	(6.5)
Interest expense, net	10.2	7.4	19.5	13.8
Other (income) expense, net	(2.9)	(0.3)	(13.4)	0.1
Loss before income taxes	(13.3)	(16.8)	(31.0)	(20.4)
Income tax benefit	(2.7)	(7.7)	(4.6)	(9.1)
Net loss	$(10.6)	$(9.1)	$(26.4)	$(11.3)

Loss per share:
Basic and diluted	$(0.67)	$(0.58)	$(1.67)	$(0.72)

Weighted average shares outstanding:
Basic and diluted	15.84	15.70	15.80	15.70

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(10.6)	$(9.1)	$(26.4)	$(11.3)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3.9)	2.6	(4.1)	5.4
Change in fair value of cash flow hedge, net of $0.0, $0.0, $0.2 and $0.0 tax, respectively	0.1	0.0	0.1	(0.1)
Pension liability adjustments, net of $0.0, $0.0, $0.7 and $0.0 tax, respectively	0.0	0.0	(0.6)	0.1
Other comprehensive (loss) income	(3.8)	2.6	(4.6)	5.4
Total comprehensive loss	$(14.4)	$(6.5)	$(31.0)	$(5.9)

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$69.5	$80.3
Accounts receivable, less allowances of $52.5 and $44.0, respectively	1,175.4	1,174.3
Related party receivable	3.4	3.3
Inventories	719.8	722.7
Other current assets	137.3	133.5
Total current assets	2,105.4	2,114.1
Property and equipment (net of depreciation and amortization of $309.6 and $314.6, respectively)	207.1	340.2
Goodwill	99.6	99.6
Other intangibles, net	60.2	64.1
Deferred income tax assets	64.8	59.6
Other non-current assets	29.6	30.8
Total assets	$2,566.7	$2,708.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$709.2	$680.1
Related party payable	7.8	8.5
Accrued payroll and benefits	54.8	73.5
Other accrued liabilities	128.8	134.6
Current maturities of long-term debt	6.0	2.9
Financing obligations, current portion (including obligations to related party of $0.0 and $7.1, respectively)	0.7	7.8
Total current liabilities	907.3	907.4
Long-term debt, net of current maturities	957.1	908.3
Financing obligations, less current portion (including obligations to related party of $0.0 and $155.2, respectively)	24.8	181.6
Defined benefit pension obligations	21.3	24.4
Other non-current liabilities	128.0	137.0
Total liabilities	2,038.5	2,158.7
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 16.2 million and 16.0 million, respectively; shares outstanding - 15.9 million and 15.7 million, respectively	0.2	0.2
Additional paid-in capital	598.9	590.2
Accumulated (deficit) earnings	(19.2)	6.4
Accumulated other comprehensive loss	(38.1)	(33.5)
Treasury stock at cost - 0.3 million shares at June 30, 2018 and December 31, 2017	(13.6)	(13.6)
Total shareholders' equity	528.2	549.7
Total liabilities and shareholders' equity	$2,566.7	$2,708.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
Operating activities	2018	2017
Net loss	$(26.4)	$(11.3)
Depreciation and amortization	28.4	26.8
Amortization of deferred financing fees	1.3	1.3
Net gains on dispositions of property and equipment	(2.5)	(1.1)
Long-lived asset impairment charges	0.0	0.7
Provision for allowance for doubtful accounts	10.4	3.7
Deferred income tax (benefit)	(5.9)	(10.5)
Stock-based compensation	10.7	7.8
Other non-cash items, net	(10.0)	2.0
Changes in operating assets and liabilities
Accounts receivable and related party receivable	(15.9)	(4.4)
Inventories	(1.2)	(2.7)
Other current assets	(13.6)	(2.9)
Accounts payable and related party payable	39.2	10.2
Accrued payroll and benefits	(18.5)	(26.9)
Other accrued liabilities	15.3	(3.5)
Other	(3.3)	6.9
Net cash provided by (used for) operating activities	8.0	(3.9)
Investing activities
Property and equipment additions	(21.5)	(21.3)
Proceeds from asset sales	4.0	11.1
Net cash used for investing activities	(17.5)	(10.2)
Financing activities
Change in book overdrafts	(8.1)	(44.3)
Borrowings of long-term debt	2,603.8	2,353.0
Repayments of long-term debt	(2,572.5)	(2,291.8)
Payments under equipment capital lease obligations	(3.2)	(2.0)
Payments under financing obligations (including obligations to related party of $8.6 and $7.2, respectively)	(8.9)	(7.4)
Payments under Tax Receivable Agreement	(9.9)	(8.5)
Other	(2.1)	—
Net cash used for financing activities	(0.9)	(1.0)
Effect of exchange rate changes on cash	(0.4)	0.8
Net change in cash	(10.8)	(14.3)
Cash at beginning of period	80.3	69.6
Cash at end of period	$69.5	$55.3
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$0.1	$0.4
Cash paid for interest	17.9	12.2
Non-cash investing and financing activities
Non-cash additions to property and equipment	$26.2	$8.2

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business distributor of packaging, facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger (the "Merger") of International Paper Company's xpedx distribution solutions business ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource"). Veritiv operates from approximately 160 distribution centers primarily throughout the U.S., Canada and Mexico.

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

The accompanying unaudited financial information should be read in conjunction with the Consolidated Financial Statements and Notes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2017. In the opinion of management, all adjustments, including normal recurring accruals and other adjustments, considered necessary for a fair presentation of the interim financial information have been included. Additionally, certain prior-year amounts have been reclassified to conform to the current year presentation. The operating results for the interim periods are not necessarily indicative of results for the full year. These financial statements include all of the Company's subsidiaries. All significant intercompany transactions between Veritiv's businesses have been eliminated.

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

Accounting Pronouncements

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

	Three Months Ended June 30, 2017
(in millions)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Selling and administrative expenses	$211.0	$210.1	$0.9
Operating loss	(9.7)	(8.8)	(0.9)
Other (income) expense, net	(0.3)	0.6	(0.9)

	Six Months Ended June 30, 2017
(in millions)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Selling and administrative expenses	$423.3	$421.7	$1.6
Operating loss	(6.5)	(4.9)	(1.6)
Other (income) expense, net	0.1	1.7	(1.6)

Effective January 1, 2018, the Company early adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). The standard allows companies to reclassify the effect of the change in tax laws and rates on deferred tax assets and liabilities as part of the Tax Act from accumulated other comprehensive income (loss) to retained earnings. The guidance is to be applied to each period in which the effect of the Tax Act (or portion thereof) is recorded and companies may apply it either (i) retrospectively as of the date of enactment or (ii) as of the beginning of the period of adoption. The Company elected to apply the guidance as of the beginning of the period of adoption. The guidance would have been effective for Veritiv on January 1, 2019 had the Company not early adopted. See Note 6, Income Taxes, for additional information related to the adoption impact of ASU 2018-02.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), to provide another optional transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date (January 1, 2019, for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases).

January 1, 2019; early adoption is permitted
The Company is currently evaluating this standard and anticipates that its adoption will have a material impact on the Consolidated Financial Statements and related disclosures as it will result in recording substantially all operating leases on the balance sheet as a lease obligation and right of use asset. Lease software has been implemented that will better enable the Company to implement the standard. The Company's efforts are focused on populating and testing the new software. This is a time-consuming process and is expected to continue through the third quarter of 2018. The Company currently anticipates electing to apply the package of practical expedients to all leases that commenced prior to the date of adoption. Based on the analysis performed to date, the Company anticipates making a policy election to exclude short-term leases from the Consolidated Balance Sheets, but is still evaluating the election to separate lease and non-lease components. The Company currently does not anticipate making a policy election to use hindsight to determine lease term. The assessment is ongoing and the preliminary conclusions are subject to change. At this time the Company is unable to quantify the impact that the adoption of this standard will have on the Consolidated Financial Statements and related disclosures. The Company currently plans to adopt this ASU on January 1, 2019, using the transition method provided by ASU 2018-11.

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
January 1, 2018
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
		January 1, 2018	The Company adopted this ASU on January 1, 2018.

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

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Condensed Consolidated Balance Sheet.

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

As of June 30, 2018, the Company recognized estimated inventory returns of approximately $2.6 million, which is included in inventories on the Condensed Consolidated Balance Sheet. Additionally, the Company recognized approximately $19.2 million of customer contract liabilities related to its customer deposits for equipment sales and payments received for bill-and-hold arrangements, which are included in accounts payable on the Condensed Consolidated Balance Sheet. See the table below for a summary of the changes to the customer contract liabilities for the six months ended June 30, 2018:

(in millions)	Customer Contract Liabilities
Balance at January 1, 2018	$20.5
Payments received	24.2
Revenue recognized from beginning balance	(13.8)
Revenue recognized from current year receipts	(11.7)
Balance at June 30, 2018	$19.2

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

See Note 4, Integration, Acquisition and Restructuring Charges, for additional information regarding the charges incurred for the AAC integration and acquisition activities. These charges related primarily to legal, consulting and other professional fees, retention and other costs to integrate the business.

The acquisition of AAC was accounted for in the Company's financial statements using the acquisition method of accounting. The total consideration to complete the acquisition was approximately $169.8 million. The purchase price is preliminary as it is subject to a final working capital adjustment. The preliminary purchase price was allocated to tangible and intangible assets and liabilities based upon their respective estimated fair values. The following table summarizes the components of the preliminary estimated purchase price for AAC:

Preliminary estimated purchase price:

(in millions)
Cash consideration	$112.0
Loan pay-off	34.3
Contingent consideration	22.2
Other	1.3
Total preliminary estimated purchase price	$169.8

The following table summarizes the allocation, as of June 30, 2018, of the preliminary estimated purchase price to assets acquired and liabilities assumed as of the Acquisition Date based on available valuation information, estimates and assumptions. See Note 9, Fair Value Measurements, for additional information related to the fair value of the contingent consideration related to the earn-out.

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

4. INTEGRATION, ACQUISITION AND RESTRUCTURING CHARGES

Merger of xpedx and Unisource

The Company currently expects net costs and charges associated with achieving anticipated cost savings and other synergies from the Merger (excluding charges relating to the complete or partial withdrawal from multi-employer pension plans ("MEPP"), some of which are uncertain at this time, and including cash proceeds from sales of assets related to consolidation), to be approximately $250 million to $275 million through December 31, 2018. Included in the estimate is approximately $100 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. Through June 30, 2018, the Company has incurred approximately $260 million in costs and charges, including approximately $93 million for capital expenditures.

Integration and Acquisition Expenses

During the three and six months ended June 30, 2018 and 2017, Veritiv incurred costs and charges related primarily to: internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate its businesses.

The following table summarizes the components of integration and acquisition expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Integration management	$4.5	$3.7	$8.9	$6.7
Retention compensation	0.1	0.1	0.1	0.2
Information technology conversion costs	2.4	2.2	4.5	4.0
Rebranding	0.0	0.2	0.0	0.3
Legal, consulting and other professional fees	0.1	0.5	0.3	0.9
Other	0.9	0.8	1.5	1.8
AAC integration and acquisition	0.4	—	1.4	—
Total integration and acquisition expenses	$8.4	$7.5	$16.7	$13.9

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

Related to these company-wide initiatives, the Company recorded net restructuring charges of $11.1 million and $23.2 million for the three months ended June 30, 2018 and 2017, respectively, and $13.7 million and $27.3 million for the six months ended June 30, 2018 and 2017, respectively. As described in Note 5, Debt and Other Obligations, on June 30, 2018, the related party failed sale-leaseback agreements, originally entered into with Georgia-Pacific, expired in accordance with their terms. The agreements contained provisions that required Veritiv to incur costs during the lease term related to general repairs and maintenance. Certain termination and repair costs were incurred at or near the end of the agreements' expirations. For those costs related to properties that were exited as part of the restructuring plan, they were classified within restructuring, net, on the Condensed Consolidated Statements of Operations, and totaled $10.0 million and $10.4 million for the three and six months ended June 30, 2018. During the three and six months ended June 30, 2018, the Company recognized a $2.1 million gain on the sale of a facility. As of June 30, 2018, the Company held for sale $1.3 million in assets related to these activities, which are included in other current assets on the Condensed Consolidated Balance Sheets.

Other direct costs reported in the tables below include facility closing costs, actual and estimated MEPP withdrawal charges and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The following table presents a summary of restructuring charges, net, that were incurred during the current fiscal year and prior fiscal year, as well as the cumulative recorded amounts since the initiative began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other (non-cash portion)	Total
2018 (year-to-date)	$0.5	$15.7	$(2.5)	$13.7
2017	7.5	33.6	(24.4)	16.7
Cumulative	20.5	63.6	(24.9)	59.2

The following is a summary of the Company's restructuring liability activity for the three and six months ended June 30, 2018 (costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals):

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2017	$4.4	$25.2	$29.6
Costs incurred	0.2	2.4	2.6
Payments	(1.0)	(2.1)	(3.1)
Balance at March 31, 2018	3.6	25.5	29.1
Costs incurred	0.3	13.3	13.6
Payments	(0.3)	(8.9)	(9.2)
Balance at June 30, 2018	$3.6	$29.9	$33.5

The following is a summary of the Company's restructuring liability activity for the three and six months ended June 30, 2017 (costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals):

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2016	$1.8	$8.0	$9.8
Costs incurred	1.4	3.1	4.5
Payments	(1.2)	(2.8)	(4.0)
Balance at March 31, 2017	2.0	8.3	10.3
Costs incurred	3.9	19.7	23.6
Payments	(2.0)	(5.4)	(7.4)
Balance at June 30, 2017	$3.9	$22.6	$26.5

Veritiv Restructuring Plan: Print Segment

To ensure Veritiv is appropriately positioned to respond to the secular decline in the paper industry, the Company is currently focused on restructuring its Print segment. The restructuring plan includes initiatives within the Company's Print segment to improve the sustainability of the print business, better serve its customers’ needs and work more effectively with suppliers.  The Company is streamlining and shifting its Print segment to incorporate a more customer focused, collaborative, team-selling approach as well as to better align its support functions. For the three and six months ended June 30, 2018 the Company incurred charges of $0.3 million and $9.6 million, respectively, related to this restructuring plan. The Company anticipates recording additional restructuring charges during 2018 as its activities progress. The restructuring plan is still evolving and total charges related to the Print segment restructuring plan are not expected to exceed $15.0 million.

The following is a summary of the Company's Print restructuring liability activity for the three and six months ended June 30, 2018:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2017	$—	$—	$—
Costs incurred	9.2	0.1	9.3
Payments	(0.7)	0.0	(0.7)
Balance at March 31, 2018	8.5	0.1	8.6
Costs incurred	0.0	0.3	0.3
Payments	(3.0)	(0.3)	(3.3)
Balance at June 30, 2018	$5.5	$0.1	$5.6

5. DEBT AND OTHER OBLIGATIONS

The Company's long-term debt obligations were as follows:

(in millions)	June 30, 2018	December 31, 2017
Asset-Based Lending Facility (the "ABL Facility")	$926.8	$897.7
Equipment capital leases	36.3	13.5
Total debt	963.1	911.2
Less: current maturities of long-term debt	(6.0)	(2.9)
Long-term debt, net of current maturities	$957.1	$908.3

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of June 30, 2018, the available additional borrowing capacity under the ABL Facility was approximately $273.3 million. As of June 30, 2018, the Company held $10.1 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At June 30, 2018, the above test was not applicable and it is not expected to be applicable in the next 12 months.

The Company's long-term financing obligations were as follows:

(in millions)	June 30, 2018	December 31, 2017
Obligations to related party	$—	$162.3
Obligations - other financing	25.5	27.1
Total financing obligations	25.5	189.4
Less: current portion of financing obligations	(0.7)	(7.8)
Financing obligations, less current portion	$24.8	$181.6

As of June 30, 2018, the financing obligations for all of the related party financed properties were either terminated early or have expired in accordance with their terms. Through formal termination or natural expiration of these agreements, the involvement of Georgia-Pacific (the related party) ceased and the leases no longer qualified as failed sale-leaseback financing obligations. Of the original 38 financing obligations to related party properties, 27 were settled by the return of the properties to the landlord.

Upon termination or expiration of a property's financing agreement, the Company recognized the non-cash effects of the derecognition of (i) the property and equipment and (ii) the corresponding financing obligation, as other non-cash items, net, on the Condensed Consolidated Statements of Cash Flows. Any gain or loss realized upon derecognition has been included in other (income) expense, net or restructuring charges, net on the Condensed Consolidated Statements of Operations, based upon the rationale for the termination. See the table below for the non-cash effects of the derecognition of (i) the property and equipment and (ii) the corresponding financing obligation (total of current and non-current portions):

	Three Months Ended June 30,
(in millions)	2018	2017
Property and equipment	$149.1	$7.8
Financing obligations	149.3	8.0

	Six Months Ended June 30,
(in millions)	2018	2017
Property and equipment	$155.2	$9.3
Financing obligations	155.6	9.6

In April 2016, Veritiv assumed ownership of a warehouse and distribution facility located in Austin, Texas that had been sub-leased from Georgia Pacific and was a related party financed obligation. The transaction was accounted for as a settlement of the financing obligation. In May 2017, the Company entered into a purchase and sale agreement under which Veritiv agreed to sell the previously acquired Austin, Texas facility to an unrelated third party. Upon the closing of the sale, Veritiv entered into a lease of the facility for an initial period of ten years with two optional five-year renewal terms. The sale-leaseback transaction does not provide for any continuing involvement by the Company other than a normal lease for use of the property during the lease term. The transaction resulted in net cash proceeds of $9.1 million and a related deferred gain of $5.4 million. The Company is currently recognizing the gain over the initial ten-year lease period on a straight-line basis as a reduction to selling and administrative expenses in the Condensed Consolidated Statements of Operations. The current portion of the deferred gain is included in other accrued liabilities and the non-current portion of the deferred gain is included in other non-current liabilities on the Condensed Consolidated Balance Sheets.

See Note 4, Integration, Acquisition and Restructuring Charges, for additional information related to charges incurred as a result of the termination or expiration of the related party financing obligations.

6. INCOME TAXES

The Company has historically calculated the provision or benefit for income taxes during interim reporting periods, including the three and six months ended June 30, 2017, by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and six months ended June 30, 2018. Accordingly, Veritiv used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2018.

The following table presents the benefit for income taxes and the effective tax rates for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Loss before income taxes	$(13.3)	$(16.8)	$(31.0)	$(20.4)
Income tax benefit	(2.7)	(7.7)	(4.6)	(9.1)
Effective tax rate	20.3%	45.8%	14.8%	44.6%

The difference between the Company’s effective tax rates for the three and six months ended June 30, 2018 and 2017 and the U.S. statutory tax rates of 21.0% and 35.0%, respectively, primarily relates to state income taxes (net of federal income tax benefit), non-deductible expenses, and the Company's income (loss) by jurisdiction. Additionally, the effective tax rate for the three and six months ended June 30, 2018 includes estimates for tax expense for stock compensation vesting and the impact of the Tax Act. The effective tax rate for full year 2018 may vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses and other items that could impact the effective tax rate.

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35.0% to 21.0%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Company is applying the guidance in SAB 118 when accounting for the enactment date effects of the Tax Act. The Company determined that remeasurement of its deferred tax assets and liabilities, one-time transition tax, impact of the Tax Act on state taxes, and tax liability associated with investments in non-U.S. subsidiaries where book basis exceeds tax basis are provisional amounts and reasonable estimates at December 31, 2017. At June 30, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act and has not made any additional measurement-period adjustments related to these items during the quarter while awaiting completion of the Company's 2017 U.S. federal and state tax returns in 2018, completion of foreign earnings and profits computations and completion of foreign income tax calculations for the Company's non-U.S. subsidiaries. Additional work is necessary for a more detailed analysis of Veritiv's deferred tax assets and liabilities and its historical foreign earnings as well as potential adjustments. The Company is continuing to gather additional information to complete its accounting for these items and expects to complete its accounting within the prescribed measurement period. Any subsequent adjustment to these amounts will be recorded to tax expense (benefit) in the quarter of 2018 when the analysis is complete.

The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of June 30, 2018, the Company has included estimated GILTI effects in its calculation of tax expense for the three and six months ended June 30, 2018. The Company has not provided deferred taxes related to GILTI as of June 30, 2018.
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

On March 22, 2017, the UWWH Stockholder, sold 1.80 million shares of Veritiv common stock in a block trade. The Company did not sell any shares and did not receive any of the proceeds. In conjunction with this transaction, Veritiv incurred approximately $0.2 million in transaction-related fees, which are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. The UWWH Stockholder beneficially owned 4,283,840 shares of Veritiv's outstanding common stock as of June 30, 2018 and December 31, 2017, based on publicly available data.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and related private placement, Georgia-Pacific, as joint owner of the UWWH Stockholder, is a related party.

The following tables summarize the financial impact of these related party transactions with Georgia-Pacific:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Sales to Georgia-Pacific, reflected in net sales	$7.8	$7.4	$14.7	$16.3
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	35.8	45.2	77.9	92.3

(in millions)	June 30, 2018	December 31, 2017
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$19.4	$22.7
Related party payable to Georgia-Pacific	7.8	8.5
Related party receivable from Georgia-Pacific	3.4	3.3

8. DEFINED BENEFIT PLANS

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit plans and Supplemental Executive Retirement Plans in the U.S. and Canada. Net periodic benefit (credit) cost associated with these plans is summarized below:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit (credit) cost:
Service cost	$0.5	$0.1	$0.5	$0.1

Interest cost	$0.7	$0.7	$0.7	$0.6
Expected return on plan assets	(1.3)	(1.0)	(1.3)	(0.9)
Amortization of net loss	—	0.0	—	0.0
Total other components	$(0.6)	$(0.3)	$(0.6)	$(0.3)
Net periodic benefit (credit) cost	$(0.1)	$(0.2)	$(0.1)	$(0.2)

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit (credit) cost:
Service cost	$1.0	$0.2	$1.0	$0.2

Interest cost	$1.3	$1.4	$1.4	$1.3
Expected return on plan assets	(2.7)	(2.0)	(2.6)	(1.8)
Amortization of net loss	—	0.1	—	0.1
Total other components	$(1.4)	$(0.5)	$(1.2)	$(0.4)
Net periodic benefit (credit) cost	$(0.4)	$(0.3)	$(0.2)	$(0.2)

9. FAIR VALUE MEASUREMENTS

At June 30, 2018 and December 31, 2017, the carrying amounts of cash, receivables, payables and other components of other current assets and other current liabilities approximate their fair values due to the short maturity of these items.

Borrowings under the ABL Facility are at variable market interest rates and, accordingly, the carrying amount approximates fair value.

Certain of the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at their fair values on a nonrecurring basis as a result of impairment charges. There were no impairment charges recorded for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2017, the Company recognized no charge and a $0.7 million non-restructuring impairment charge, respectively, related to a software asset which was not placed into service and had no alternative use. The impairment charge for 2017 was recorded in selling and administrative expenses on the Condensed Consolidated Statements of Operations.

The Company's liabilities disclosed at fair value at June 30, 2018 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$926.8		$926.8
Tax Receivable Agreement	39.7			39.7
AAC contingent consideration	12.9			12.9

The Company's liabilities disclosed at fair value at December 31, 2017 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$897.7		$897.7
Tax Receivable Agreement	50.0			50.0
AAC contingent consideration	24.2			24.2

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the TRA at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the TRA is a Level 3 measurement, which relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company’s projected revenues, taxable income and assumptions about the utilization of Unisource’s NOLs, attributable to taxable periods prior to the Merger, by the Company). The amount payable under the TRA is contingent on the Company generating a certain level of taxable income prior to the expiration of the NOL carryforwards. Moreover, future trading of Company stock by significant shareholders may result in additional ownership changes as defined under Section 382 of the Internal Revenue Code, further limiting the use of Unisource's NOLs and the amount ultimately payable under the TRA. The contingent liability is remeasured at fair value at each reporting period end with the change in fair value recognized in other (income) expense, net on the Condensed Consolidated Statements of Operations. At June 30, 2018, the Company remeasured the contingent liability using a discount rate of 4.8% (Moody's daily long-term corporate BAA bond yield). For the TRA contingent liability, there have been no transfers between the fair value measurement levels for the three and six months ended June 30, 2018. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the three and six months ended June 30, 2018:

(in millions)	TRA Contingent Liability
Balance at December 31, 2017	$50.0
Change in fair value adjustment recorded in other (income) expense, net	(0.2)
Principal payment	(9.9)
Balance at March 31, 2018	39.9
Change in fair value adjustment recorded in other (income) expense, net	(0.2)
Balance at June 30, 2018	$39.7

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the three and six months ended June 30, 2017:

(in millions)	TRA Contingent Liability
Balance at December 31, 2016	$67.9
Change in fair value adjustment recorded in other (income) expense, net	0.9
Principal payment	(8.5)
Balance at March 31, 2017	60.3
Change in fair value adjustment recorded in other (income) expense, net	1.1
Balance at June 30, 2017	$61.4

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

The following table provides a reconciliation of the beginning and ending balance of the AAC contingent liability for the three and six months ended June 30, 2018:

(in millions)	AAC Contingent Liability
Balance at December 31, 2017	$24.2
Change in fair value adjustment recorded in other (income) expense, net	(8.3)
Balance at March 31, 2018	15.9
Change in fair value adjustment recorded in other (income) expense, net	(3.0)
Balance at June 30, 2018	$12.9

10. LOSS PER SHARE

Basic loss per share for Veritiv common stock is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is similarly calculated, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, except where the inclusion of such common shares would have an antidilutive impact.

A summary of the numerators and denominators used in the basic and diluted loss per share calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Numerator:
Net loss	$(10.6)	$(9.1)	$(26.4)	$(11.3)

Denominator:
Weighted average number of shares outstanding – basic and diluted	15.84	15.70	15.80	15.70

Loss per share:
Basic and diluted	$(0.67)	$(0.58)	$(1.67)	$(0.72)

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	1.08	0.46	1.14	0.43
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.58	0.45	0.58	0.45

During the first and second quarters of 2018, in accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units and/or Performance Condition Share Units vested during those periods. The Company issued approximately 200,000 and 13,000 shares, respectively, and simultaneously recovered approximately 70,000 and 5,000 shares, respectively, for purposes of covering the related minimum tax withholdings. The net share issuance is included in additional paid-in capital on the Condensed Consolidated Balance Sheet for the period ended June 30, 2018. For additional information related to these plans refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides the components of accumulated other comprehensive loss ("AOCL") at June 30, 2018 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2017	$(23.5)	$(9.3)	$(0.7)	$(33.5)
Unrealized net (losses) arising during the period	(0.2)	—	—	(0.2)
Amounts reclassified from AOCL	—	(0.6)	—	(0.6)
Net current period other comprehensive (loss)	(0.2)	(0.6)	—	(0.8)
Balance at March 31, 2018	(23.7)	(9.9)	(0.7)	(34.3)
Unrealized net (losses) gains arising during the period	(3.9)	—	0.1	(3.8)
Net current period other comprehensive (loss) income	(3.9)	—	0.1	(3.8)
Balance at June 30, 2018	$(27.6)	$(9.9)	$(0.6)	$(38.1)

The following table provides the components of AOCL at June 30, 2017 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2016	$(29.2)	$(9.1)	$(0.7)	$(39.0)
Unrealized net gains (losses) arising during the period	2.8	0.1	(0.1)	2.8
Net current period other comprehensive income (loss)	2.8	0.1	(0.1)	2.8
Balance at March 31, 2017	(26.4)	(9.0)	(0.8)	(36.2)
Unrealized net gains arising during the period	2.6	—	—	2.6
Net current period other comprehensive income	2.6	—	—	2.6
Balance at June 30, 2017	$(23.8)	$(9.0)	$(0.8)	$(33.6)

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

As of June 30, 2018 and December 31, 2017, the Company has recognized an estimated liability of approximately $7.5 million based upon the information available to date. The Company anticipates that it may take more than a year to complete the VDA and audit. Due to the inherent uncertainties with respect to the ultimate outcome of these matters, any updates to this estimate of loss could have a material impact on the Company's results of operations, financial condition or cash flows.

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

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Three Months Ended June 30, 2018
Net sales	$887.1	$334.4	$679.1	$238.3	$2,138.9	$33.0	$2,171.9
Adjusted EBITDA	64.4	7.6	19.4	4.8	96.2	(50.8)
Depreciation and amortization	5.3	1.7	2.3	0.2	9.5	4.5	14.0
Restructuring charges, net	5.0	2.1	4.2	0.0	11.3	0.1	11.4

Three Months Ended June 30, 2017
Net sales	$744.6	$329.1	$694.8	$223.9	$1,992.4	$36.5	$2,028.9
Adjusted EBITDA	54.1	9.8	17.6	6.0	87.5	(45.0)
Depreciation and amortization	3.3	1.5	2.6	0.5	7.9	5.8	13.7
Restructuring charges, net	4.9	2.9	4.4	0.0	12.2	11.0	23.2

Six Months Ended June 30, 2018
Net sales	$1,732.3	$655.0	$1,339.9	$476.4	$4,203.6	$69.3	$4,272.9
Adjusted EBITDA	118.0	11.7	33.1	11.6	174.4	(99.3)
Depreciation and amortization	10.6	3.5	4.8	0.4	19.3	9.1	28.4
Restructuring charges, net	5.9	2.5	14.6	0.0	23.0	0.3	23.3

Six Months Ended June 30, 2017
Net sales	$1,466.4	$635.9	$1,393.5	$457.9	$3,953.7	$69.8	$4,023.5
Adjusted EBITDA	104.6	14.8	31.7	12.1	163.2	(90.9)
Depreciation and amortization	6.5	2.9	5.2	1.1	15.7	11.1	26.8
Restructuring charges, net	6.5	3.3	6.3	0.0	16.1	11.2	27.3

The table below presents a reconciliation of loss before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Loss before income taxes	$(13.3)	$(16.8)	$(31.0)	$(20.4)
Interest expense, net	10.2	7.4	19.5	13.8
Depreciation and amortization	14.0	13.7	28.4	26.8
Restructuring charges, net	11.4	23.2	23.3	27.3
Stock-based compensation	5.1	4.1	10.7	7.8
LIFO reserve increase (decrease)	8.7	2.2	14.4	(0.3)
Non-restructuring asset impairment charges	0.0	0.0	0.0	0.7
Non-restructuring severance charges	0.5	0.5	1.8	1.0
Non-restructuring pension charges, net	0.0	(1.1)	(0.7)	(1.1)
Integration and acquisition expenses	8.4	7.5	16.7	13.9
Fair value adjustments on TRA contingent liability	(0.2)	1.1	(0.4)	2.0
Fair value adjustment on contingent consideration liability	(3.0)	—	(11.3)	—
Other	3.6	0.7	3.7	0.8
Adjustment for Corporate & Other	50.8	45.0	99.3	90.9
Adjusted EBITDA for reportable segments	$96.2	$87.5	$174.4	$163.2

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

The following discussion of the Company’s results of operations for the three and six months ended June 30, 2018 should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

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

Veritiv operates from approximately 160 distribution centers primarily throughout the U.S., Canada and Mexico.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2018	2017	$	%	2018	2017	$	%
Net sales	$2,171.9	$2,028.9	$143.0	7.0%	$4,272.9	$4,023.5	$249.4	6.2%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,788.5	1,660.5	128.0	7.7%	3,518.0	3,289.8	228.2	6.9%
Distribution expenses	132.0	122.7	9.3	7.6%	265.1	248.9	16.2	6.5%
Selling and administrative expenses	223.6	211.0	12.6	6.0%	446.3	423.3	23.0	5.4%
Depreciation and amortization	14.0	13.7	0.3	2.2%	28.4	26.8	1.6	6.0%
Integration and acquisition expenses	8.4	7.5	0.9	12.0%	16.7	13.9	2.8	20.1%
Restructuring charges, net	11.4	23.2	(11.8)	(50.9)%	23.3	27.3	(4.0)	(14.7)%
Operating loss	(6.0)	(9.7)	3.7	(38.1)%	(24.9)	(6.5)	(18.4)	*
Interest expense, net	10.2	7.4	2.8	37.8%	19.5	13.8	5.7	41.3%
Other (income) expense, net	(2.9)	(0.3)	(2.6)	*	(13.4)	0.1	(13.5)	*
Loss before income taxes	(13.3)	(16.8)	3.5	(20.8)%	(31.0)	(20.4)	(10.6)	52.0%
Income tax benefit	(2.7)	(7.7)	5.0	(64.9)%	(4.6)	(9.1)	4.5	(49.5)%
Net loss	$(10.6)	$(9.1)	$(1.5)	16.5%	$(26.4)	$(11.3)	$(15.1)	133.6%

* - not meaningful

Net Sales
For the three and six months ended June 30, 2018, net sales increased primarily due to increases in the Packaging, Publishing and Facility Solutions segments, which were partially offset by declines in the Print segment. The incremental increase in net sales resulting from the AAC acquisition for the three and six months ended June 30, 2018 was $65.5 million and $126.4 million, respectively. See the “Segment Results” section for additional discussion.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three and six months ended June 30, 2018, cost of products sold increased primarily due to higher net sales.

Distribution Expenses
For the three months ended June 30, 2018, distribution expenses increased by $9.3 million or 7.6%. The increase was primarily due to (i) a $3.8 million increase related to the acquisition of AAC, (ii) a $2.3 million increase in facilities rent and other related expenses, primarily due to replacing certain property leases, which were previously treated as financing arrangements, with operating leases, (iii) a $2.1 million increase in personnel expenses, primarily driven by activity related to increased net sales volume and (iv) a $0.8 million increase in freight and logistics expenses driven mostly by increased third-party freight and diesel fuel prices.

For the six months ended June 30, 2018, distribution expenses increased by $16.2 million or 6.5%. The increase was primarily due to (i) a $7.6 million increase related to the acquisition of AAC, (ii) a $4.7 million increase in freight and logistics expenses driven mostly by increased third-party freight and diesel fuel prices, (iii) a $1.8 million increase in personnel expenses, primarily driven by activity related to increased net sales volume and (iv) a $1.4 million increase in facilities rent and other related expenses, primarily due to replacing certain property leases, which were previously treated as financing arrangements, with operating leases.

Selling and Administrative Expenses
For the three months ended June 30, 2018, selling and administrative expenses increased by $12.6 million or 6.0%. The increase was primarily due to (i) a $6.6 million increase related to the acquisition of AAC, (ii) a $3.5 million increase in bad debt expense primarily driven by the Print segment and (iii) a $2.3 million increase in professional fees expense.

For the six months ended June 30, 2018, selling and administrative expenses increased by $23.0 million or 5.4%. The increase was primarily due to (i) a $12.8 million increase related to the acquisition of AAC, (ii) a $6.8 million increase in bad debt expense primarily driven by the Print segment, (iii) a $3.2 million increase in personnel expenses primarily due to an increase in incentive compensation, partially offset by a decrease in commissions and travel and entertainment expenses and (iv) a $3.1 million increase in professional fees expense. These increases were partially offset by a $1.7 million decrease in marketing and communications expense.

Depreciation and Amortization
For the three and six months ended June 30, 2018, depreciation and amortization increased by $0.3 million and $1.6 million, respectively. This was largely related to the acquisition of AAC.

Integration and Acquisition Expenses
See Note 4, Integration, Acquisition and Restructuring Charges, to the Condensed Consolidated Financial Statements for information related to the Company's integration and acquisition efforts.

Restructuring Charges, Net
For the three and six months ended June 30, 2018, restructuring charges, net, decreased $11.8 million and $4.0 million, respectively. Restructuring charges were incurred during the three and six months ended June 30, 2018, totaling $10.0 million and $10.4 million respectively, for termination and repair costs related to the exit of certain facilities categorized as financing obligations with related party. Additionally, during the three and six months ended June 30, 2018, the Company recognized a $2.1 million gain on the sale of a facility. See Note 4, Integration, Acquisition and Restructuring Charges, to the Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts. The Company may continue to record restructuring charges in the future as restructuring activities progress, which may include gains or losses from the disposition of assets.

Interest Expense, Net
For the three and six months ended June 30, 2018, interest expense, net increased $2.8 million and $5.7 million, respectively. Interest expense increased due to (i) an increased average balance on the Company's ABL Facility and (ii) increased interest rates due primarily to an increase in LIBOR. See Note 5, Debt and Other Obligations, to the Condensed Consolidated Financial Statements for information related to the ABL Facility. The increased average balance on the ABL Facility was primarily due to the acquisition of AAC on August 31, 2017. See Note 3, 2017 Acquisition, to the Condensed Consolidated Financial Statements for additional details related to the acquisition of AAC.

Other (Income) Expense, Net
For the three and six months ended June 30, 2018, other (income) expense, net, was income of $2.9 million and $13.4 million, respectively. This was a net expense decrease of $2.6 million and $13.5 million, respectively, compared to the same periods in 2017. For the three and six months ended June 30, 2018, there was a $3.0 million and $11.3 million reduction in the estimated fair value of the AAC contingent consideration, respectively. See Note 9, Fair Value Measurements, to the Condensed Consolidated Financial Statements for additional information. The remaining income was primarily driven by changes associated with the Tax Receivable Agreement.

Effective Tax Rate
Veritiv's effective tax rates were 20.3% and 45.8% for the three months ended June 30, 2018 and 2017, respectively, and 14.8% and 44.6% for the six months ended June 30, 2018 and 2017, respectively. The difference between the Company’s effective tax rates and the U.S. statutory tax rates of 21.0% and 35.0%, respectively, primarily relates to state income taxes (net of federal income tax benefit), non-deductible expenses and the Company's income (loss) by jurisdiction. Additionally, the effective tax rate for the three and six months ended June 30, 2018 includes estimates for tax expense for stock compensation vesting and the impact of the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that are included as provisional estimates in the Company’s income tax during 2017 as well as changes included in the Company’s 2018 income tax estimate. The Company has not made any additional measurement-period adjustments related to the provisional estimates.
The volatility of the Company's effective tax rate has been primarily due to both the level of pre-tax income as well as variations in the Company's income (loss) by jurisdiction. Additionally, uncertainty related to the future impact of the Tax Act may increase effective tax rate volatility. For the three and six months ended June 30, 2018, the Company’s provision for income taxes is highly sensitive to certain estimates resulting in the use of a discrete effective tax rate method.  However, the Company expects a volatile effective tax rate for the full year 2018, potentially exceeding 100%.  While we expect effective tax rate volatility, cash taxes paid in 2018 likely will not exceed $5 million. Pending further evaluation of the Tax Act, over time and with increasing pre-tax income, the Company estimates its effective tax rate will trend toward approximately 26%. However, the effective tax rate may vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses and other items that could impact the effective tax rate.

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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Three Months Ended June 30, 2018
Net sales	$887.1	$334.4	$679.1	$238.3	$33.0
Adjusted EBITDA	64.4	7.6	19.4	4.8	(50.8)
Adjusted EBITDA as a % of net sales	7.3%	2.3%	2.9%	2.0%	*

Three Months Ended June 30, 2017
Net sales	$744.6	$329.1	$694.8	$223.9	$36.5
Adjusted EBITDA	54.1	9.8	17.6	6.0	(45.0)
Adjusted EBITDA as a % of net sales	7.3%	3.0%	2.5%	2.7%	*

Six Months Ended June 30, 2018
Net sales	$1,732.3	$655.0	$1,339.9	$476.4	$69.3
Adjusted EBITDA	118.0	11.7	33.1	11.6	(99.3)
Adjusted EBITDA as a % of net sales	6.8%	1.8%	2.5%	2.4%	*

Six Months Ended June 30, 2017
Net sales	$1,466.4	$635.9	$1,393.5	$457.9	$69.8
Adjusted EBITDA	104.6	14.8	31.7	12.1	(90.9)
Adjusted EBITDA as a % of net sales	7.1%	2.3%	2.3%	2.6%	*
* - not meaningful
See Note 13, Segment Information, to the Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of loss before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

The table below presents selected data for the Packaging segment:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2018	2017	$	%	2018	2017	$	%
Net sales	$887.1	$744.6	$142.5	19.1%	$1,732.3	$1,466.4	$265.9	18.1%
Adjusted EBITDA	64.4	54.1	10.3	19.0%	118.0	104.6	13.4	12.8%
Adjusted EBITDA as a % of net sales	7.3%	7.3%			6.8%	7.1%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2018 vs. 2017	2018 vs. 2017
Volume	$141.8	$269.0
Foreign currency	3.0	6.8
Price/Mix	(2.3)	(9.9)
Total change	$142.5	$265.9

Comparison of the Three Months Ended June 30, 2018 and June 30, 2017

Net sales increased $142.5 million, or 19.1%, compared to the same period in 2017. The net sales increase was primarily attributable to an increase in sales of corrugated products and equipment and parts due to increases in volume and market prices. In addition, $65.5 million of rigid packaging products were sold in the current period relating to the AAC business acquired in August 2017.

Adjusted EBITDA increased $10.3 million, or 19.0%, compared to the same period in 2017. The increase in Adjusted EBITDA was primarily attributable to the increase in net sales. The increase in net sales was partially offset by (i) an $11.0 million increase in selling and administrative expenses, (ii) a $10.2 million increase in distribution expenses and (iii) cost of products sold increasing at a faster rate than net sales. The increase in selling and administrative expenses was primarily driven by (i) a $6.6 million increase related to the acquisition of AAC, (ii) a $2.9 million increase in personnel expenses associated with increased headcount to support the Company's Packaging growth strategy and (iii) a $1.2 million increase in bad debt expense. The increase in distribution expenses was primarily driven by increased utilization of the distribution network, which was evidenced by (i) a $3.2 million increase in facilities rent and other related expenses, (ii) a $1.7 million increase in personnel expenses and (iii) a $1.1 million increase in freight and logistics expenses primarily driven by increased third-party freight and diesel fuel prices. Facilities rent and other related expenses were negatively impacted due to replacing certain properties previously treated as financing arrangements with operating leases. Additionally, the acquisition of AAC resulted in a $3.8 million increase in distribution expenses.

Comparison of the Six Months Ended June 30, 2018 and June 30, 2017

Net sales increased $265.9 million, or 18.1%, compared to the same period in 2017. The net sales increase was primarily attributable to an increase in sales of corrugated products, cushioning products, and equipment and parts due to increases in volume and market prices. In addition, $126.4 million of rigid packaging products were sold in the current period relating to the AAC business acquired in August 2017.

Adjusted EBITDA increased $13.4 million, or 12.8%, compared to the same period in 2017. The increase in Adjusted EBITDA was primarily attributable to the increase in net sales. The increase in net sales was partially offset by (i) a $21.1 million increase in distribution expenses, (ii) a $20.7 million increase in selling and administrative expenses and (iii) cost of products sold increasing at a faster rate than net sales. The increase in distribution expenses was primarily driven by increased utilization of the distribution network, which was evidenced by (i) a $5.2 million increase in facilities rent and other related expenses, (ii) a $3.7 million increase in freight and logistics expenses driven mostly by increased third-party freight and diesel fuel prices and (iii) a $3.6 million increase in personnel expenses. Additionally, the acquisition of AAC resulted in a $7.6 million increase in distribution expenses. The increase in selling and administrative expenses was driven by (i) a $12.8 million increase related to the acquisition of AAC, (ii) a $5.7 million increase in personnel expenses associated with increased headcount to support the Company's Packaging growth strategy and (iii) a $2.3 million increase in bad debt expense.

Facility Solutions

The table below presents selected data for the Facility Solutions segment:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2018	2017	$	%	2018	2017	$	%
Net sales	$334.4	$329.1	$5.3	1.6%	$655.0	$635.9	$19.1	3.0%
Adjusted EBITDA	7.6	9.8	(2.2)	(22.4)%	11.7	14.8	(3.1)	(20.9)%
Adjusted EBITDA as a % of net sales	2.3%	3.0%			1.8%	2.3%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2018 vs. 2017	2018 vs. 2017
Volume	$6.0	$18.0
Foreign currency	2.8	5.6
Price/Mix	(3.5)	(4.5)
Total change	$5.3	$19.1

Comparison of the Three Months Ended June 30, 2018 and June 30, 2017

Net sales increased $5.3 million, or 1.6%, compared to the same period in 2017. The net sales increase was primarily attributable to increased sales of food service products, towel and tissue products, can liners and safety supplies.

Adjusted EBITDA decreased $2.2 million, or 22.4%, compared to the same period in 2017. The increase in net sales was more than offset by (i) cost of products sold increasing at a faster rate than net sales and (ii) a $1.1 million increase in distribution expenses. The increase in distribution expenses was primarily driven by increased utilization of the distribution network and was evidenced by (i) a $0.5 million increase in freight and logistics expenses driven mostly by increased diesel fuel prices and (ii) a $0.3 million increase in personnel expenses.

Comparison of the Six Months Ended June 30, 2018 and June 30, 2017

Net sales increased $19.1 million, or 3.0%, compared to the same period in 2017. The net sales increase was primarily attributable to increased sales of food service products, towel and tissue products, can liners and safety supplies.

Adjusted EBITDA decreased $3.1 million, or 20.9% compared to the same period in 2017. The increase in net sales was more than offset by (i) a $3.9 million increase in distribution expenses and (ii) cost of products sold increasing at a faster rate than net sales. The increase in distribution expenses was primarily driven by increased utilization of the distribution network and was evidenced by (i) a $2.2 million increase in freight and logistics expenses driven mostly by increased third-party freight and diesel fuel prices and (ii) a $1.3 million increase in personnel expenses.

Print

The table below presents selected data for the Print segment:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2018	2017	$	%	2018	2017	$	%
Net sales	$679.1	$694.8	$(15.7)	(2.3)%	$1,339.9	$1,393.5	$(53.6)	(3.8)%
Adjusted EBITDA	19.4	17.6	1.8	10.2%	33.1	31.7	1.4	4.4%
Adjusted EBITDA as a % of net sales	2.9%	2.5%			2.5%	2.3%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2018 vs. 2017	2018 vs. 2017
Volume	$(13.7)	$(48.5)
Foreign currency	2.1	4.2
Price/Mix	(4.1)	(9.3)
Total change	$(15.7)	$(53.6)

Comparison of the Three Months Ended June 30, 2018 and June 30, 2017

Net sales decreased $15.7 million, or 2.3%, compared to the same period in 2017. The net sales decrease was primarily attributable to the continued secular decline in the paper industry.

Adjusted EBITDA increased $1.8 million, or 10.2%, compared to the same period in 2017. The Adjusted EBITDA increase was primarily driven by (i) a $5.9 million decrease in selling and administration expenses and (ii) a $1.7 million decrease in distribution expenses, which more than offset the impact of cost of products sold increasing at a faster rate than net sales and the decline in net sales. The decrease in selling and administration expenses was primarily due to a $7.9 million decrease in personnel expenses due to a decrease in headcount and commission expense primarily related to the Print segment restructuring plan and a decrease in net sales, partially offset by a $2.8 million increase in bad debt expense. The increase in bad debt expense was primarily due to additional reserves related to certain customers with declining financial conditions. See Note 4, Integration, Acquisition and Restructuring Charges, to the Condensed Consolidated Financial Statements for information regarding the Print segment restructuring plan. The decrease in distribution expenses was driven by decreased utilization of the distribution network and was evidenced by (i) a $1.0 million decrease in personnel expenses and (ii) a $0.7 million decrease in facilities rent and other related expenses.

Comparison of the Six Months Ended June 30, 2018 and June 30, 2017

Net sales decreased $53.6 million, or 3.8%, compared to the same period in 2017. The net sales decrease was primarily attributable to the continued secular decline in the paper industry.

Adjusted EBITDA increased $1.4 million, or 4.4%, compared to the same period in 2017. The Adjusted EBITDA increase was primarily driven by (i) a $10.7 million decrease in selling and administrative expenses and (ii) a $6.6 million decrease in distribution expenses, which more than offset the decline in net sales and the impact of cost of products sold increasing at a faster rate than net sales. The decrease in selling and administrative expenses was driven by a $13.8 million decrease in personnel expenses due to a decrease in headcount and commission expense primarily related to the Print segment restructuring plan and a decrease in net sales, partially offset by a $4.5 million increase in bad debt expense. The increase in bad debt expense was primarily due to additional reserves related to certain customers with declining financial conditions. See Note 4, Integration, Acquisition and Restructuring Charges, to the Condensed Consolidated Financial Statements for information regarding the Print segment restructuring plan. The decrease in distribution expenses was primarily due to decreased utilization of the distribution network and was evidenced by (i) a $3.3 million decrease in facilities rent and other related expenses and (ii) a $3.1 million decrease in personnel expenses.

Publishing

The table below presents selected data for the Publishing segment:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2018	2017	$	%	2018	2017	$	%
Net sales	$238.3	$223.9	$14.4	6.4%	$476.4	$457.9	$18.5	4.0%
Adjusted EBITDA	4.8	6.0	(1.2)	(20.0)%	11.6	12.1	(0.5)	(4.1)%
Adjusted EBITDA as a % of net sales	2.0%	2.7%			2.4%	2.6%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2018 vs. 2017	2018 vs. 2017
Volume	$2.3	$5.9
Foreign currency	0.5	1.2
Price/Mix	11.6	11.4
Total change	$14.4	$18.5

Comparison of the Three Months Ended June 30, 2018 and June 30, 2017

Net sales increased $14.4 million, or 6.4%, compared to the same period in 2017. The net sales increase was primarily attributable to increases in price.

Adjusted EBITDA decreased $1.2 million, or 20.0%, compared to the same period in 2017. The Adjusted EBITDA decrease was primarily attributable to cost of products sold increasing at a faster rate than net sales partially offset by an increase in net sales.

Comparison of the Six Months Ended June 30, 2018 and June 30, 2017

Net sales increased $18.5 million, or 4.0%, compared to the same period in 2017. The net sales increase was primarily attributable to increases in price and volume.

Adjusted EBITDA decreased $0.5 million, or 4.1%, compared to the same period in 2017. The Adjusted EBITDA decrease was primarily attributable to cost of products sold increasing at a faster rate than net sales partially offset by a $1.7 million decrease in selling and administrative expenses which was primarily driven by a $2.1 million decrease in personnel costs.

Corporate & Other

The table below presents selected data for Corporate & Other:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2018	2017	$	%	2018	2017	$	%
Net sales	$33.0	$36.5	$(3.5)	(9.6)%	$69.3	$69.8	$(0.5)	(0.7)%
Adjusted EBITDA	(50.8)	(45.0)	(5.8)	(12.9)%	(99.3)	(90.9)	(8.4)	(9.2)%

Comparison of the Three Months Ended June 30, 2018 and June 30, 2017

Net sales decreased $3.5 million, or 9.6%, compared to the same period in 2017. The net sales decrease was primarily attributable to a decrease in freight brokerage services.

Adjusted EBITDA decreased $5.8 million, or 12.9%, compared to the same period in 2017. The decrease in Adjusted EBITDA was primarily driven by a $6.4 million increase in selling and administrative expenses, partially offset by a $0.8 million decrease in freight and logistics expense. The increase in selling and administrative expenses was primarily driven by an increase in personnel expenses primarily due to higher incentive compensation and health and welfare expenses.

Comparison of the Six Months Ended June 30, 2018 and June 30, 2017

Net sales decreased $0.5 million, or 0.7%, compared to the same period in 2017. The net sales decrease was primarily attributable to a decrease in freight brokerage services.

Adjusted EBITDA decreased $8.4 million, or 9.2%, compared to the same period in 2017. The decrease in Adjusted EBITDA was primarily driven by a $10.9 million increase in selling and administrative expenses, partially offset by a $1.4 million decrease in freight and logistics expense. The increase in selling and administrative expenses was primarily driven by an increase in personnel expenses primarily due to higher incentive compensation and health and welfare expenses.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. The following table sets forth a summary of cash flows:

	Six Months Ended June 30,
(in millions)	2018	2017
Net cash provided by (used for):
Operating activities	$8.0	$(3.9)
Investing activities	(17.5)	(10.2)
Financing activities	(0.9)	(1.0)
Operating Activities
Net cash provided by operating activities improved by $11.9 million compared to the prior year as a result of the combination of improvements in the changes in operating assets and liabilities, partially offset by a decline in operating results. The improvements in changes in operating assets and liabilities were primarily driven by (i) a decrease in working capital primarily due to increases in accounts payable, which more than offset increases in accounts receivable and inventory, driven by management's focus on working capital improvement and (ii) increases in other accrued liabilities, offset by decreases in other operating activities, primarily driven by accruals for estimated inventory returns as well as the restructuring activities described in Note 4, Integration, Acquisition and Restructuring Charges, to the Condensed Consolidated Financial Statements.

Investing Activities
Net cash used for investing activities increased by $7.3 million compared to the prior year primarily due to lower proceeds from the sale of assets. See Note 5, Debt and Other Obligations, to the Condensed Consolidated Financial Statements for information regarding the Company's sale of its warehouse and distribution facility in Austin, Texas in 2017.

Financing Activities
Net cash used for financing activities improved by $0.1 million compared to the prior year primarily due to a favorable change in the balance of outstanding checks offset by lower net borrowings under the Company's ABL Facility. See Note 5, Debt and Other Obligations, to the Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

Funding and Liquidity Strategy

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of June 30, 2018, the available additional borrowing capacity under the ABL Facility was approximately $273.3 million. As of June 30, 2018, the Company held $10.1 million in outstanding letters of credit. See Note 5, Debt and Other Obligations, to the Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At June 30, 2018, the above test was not applicable and it is not expected to be applicable in the next 12 months.

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

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of June 30, 2018, other than operating lease obligations and the letters of credit under the ABL Facility. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting. During the third quarter of 2017, the Company completed the acquisition of AAC. As permitted by SEC staff interpretive guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation for one year from the date of acquisition, management excluded AAC from its interim evaluation of internal control over financial reporting.

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

VERITIV CORPORATION
(Registrant)

Date:	August 9, 2018	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2018	By: /s/ Andrew E. Magley
Name: Andrew E. Magley
Title: Chief Accounting Officer
(Principal Accounting Officer)