Form 10-Q
period 2018-09-30
Veritiv Corp
filed 2018-11-06
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant's common stock as of November 1, 2018 was 15,846,590.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales (including sales to related party of $6.6, $8.6, $21.3 and $24.9, respectively)	$2,192.5	$2,116.8	$6,465.4	$6,140.3
Cost of products sold (including purchases from related party of $39.3, $45.7, $117.2 and $138.0, respectively) (exclusive of depreciation and amortization shown separately below)	1,805.8	1,736.6	5,323.8	5,026.4
Distribution expenses	135.0	132.0	400.1	380.9
Selling and administrative expenses	209.8	229.4	656.1	652.7
Depreciation and amortization	13.1	13.1	41.5	39.9
Integration and acquisition expenses	7.9	14.2	24.6	28.1
Restructuring charges, net	5.4	2.7	28.7	30.0
Operating income (loss)	15.5	(11.2)	(9.4)	(17.7)
Interest expense, net	11.0	8.3	30.5	22.1
Other (income) expense, net	(0.4)	(1.2)	(13.8)	(1.1)
Income (loss) before income taxes	4.9	(18.3)	(26.1)	(38.7)
Income tax expense (benefit)	3.5	(4.0)	(1.1)	(13.1)
Net income (loss)	$1.4	$(14.3)	$(25.0)	$(25.6)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.09	$(0.91)	$(1.58)	$(1.63)
Diluted earnings (loss) per share	$0.09	$(0.91)	$(1.58)	$(1.63)

Weighted average shares outstanding:
Basic	15.85	15.70	15.82	15.70
Diluted	16.47	15.70	15.82	15.70

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$1.4	$(14.3)	$(25.0)	$(25.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	2.5	2.4	(1.6)	7.8
Change in fair value of cash flow hedge, net of $0.1, $0.1, $0.3 and $0.1 tax, respectively	0.2	0.1	0.3	0.0
Pension liability adjustments, net of $0.0, $0.0, $0.7 and $0.0 tax, respectively	0.0	0.0	(0.6)	0.1
Other comprehensive income (loss)	2.7	2.5	(1.9)	7.9
Total comprehensive income (loss)	$4.1	$(11.8)	$(26.9)	$(17.7)

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$70.9	$80.3
Accounts receivable, less allowances of $56.2 and $44.0, respectively	1,212.5	1,174.3
Related party receivable	3.2	3.3
Inventories	737.8	722.7
Other current assets	152.5	133.5
Total current assets	2,176.9	2,114.1
Property and equipment (net of depreciation and amortization of $315.3 and $314.6, respectively)	210.1	340.2
Goodwill	99.6	99.6
Other intangibles, net	58.5	64.1
Deferred income tax assets	62.4	59.6
Other non-current assets	27.0	30.8
Total assets	$2,634.5	$2,708.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$723.4	$680.1
Related party payable	11.8	8.5
Accrued payroll and benefits	55.9	73.5
Other accrued liabilities	139.6	134.6
Current maturities of long-term debt	6.6	2.9
Financing obligations, current portion (including obligations to related party of $0.0 and $7.1, respectively)	0.7	7.8
Total current liabilities	938.0	907.4
Long-term debt, net of current maturities	997.6	908.3
Financing obligations, less current portion (including obligations to related party of $0.0 and $155.2, respectively)	25.1	181.6
Defined benefit pension obligations	20.6	24.4
Other non-current liabilities	116.5	137.0
Total liabilities	2,097.8	2,158.7
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 16.2 million and 16.0 million, respectively; shares outstanding - 15.9 million and 15.7 million, respectively	0.2	0.2
Additional paid-in capital	603.3	590.2
Accumulated (deficit) earnings	(17.8)	6.4
Accumulated other comprehensive loss	(35.4)	(33.5)
Treasury stock at cost - 0.3 million shares at September 30, 2018 and December 31, 2017	(13.6)	(13.6)
Total shareholders' equity	536.7	549.7
Total liabilities and shareholders' equity	$2,634.5	$2,708.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
Operating activities	2018	2017
Net loss	$(25.0)	$(25.6)
Depreciation and amortization	41.5	39.9
Amortization of deferred financing fees	2.0	1.9
Net (gains) on dispositions of property and equipment	(2.2)	(4.0)
Long-lived asset impairment charges	0.2	8.4
Provision for allowance for doubtful accounts	18.5	11.6
Deferred income tax (benefit)	(3.2)	(14.3)
Stock-based compensation	15.2	11.6
Other non-cash items, net	(6.8)	2.5
Changes in operating assets and liabilities
Accounts receivable and related party receivable	(60.6)	(87.5)
Inventories	(17.2)	(17.9)
Other current assets	(26.1)	(6.7)
Accounts payable and related party payable	78.1	69.6
Accrued payroll and benefits	(17.5)	(23.4)
Other accrued liabilities	15.4	8.9
Other	(4.8)	7.3
Net cash provided by (used for) operating activities	7.5	(17.7)
Investing activities
Property and equipment additions	(33.7)	(26.0)
Proceeds from asset sales	4.1	23.1
Cash paid for purchase of business, net of cash acquired	—	(144.8)
Net cash used for investing activities	(29.6)	(147.7)
Financing activities
Change in book overdrafts	(30.3)	(43.9)
Borrowings of long-term debt	4,058.1	3,685.2
Repayments of long-term debt	(3,988.4)	(3,446.5)
Payments under equipment capital lease obligations	(5.3)	(2.2)
Payments under financing obligations (including obligations to related party of $8.6 and $11.5, respectively)	(9.1)	(12.9)
Payments under Tax Receivable Agreement	(9.9)	(8.5)
Other	(2.1)	—
Net cash provided by financing activities	13.0	171.2
Effect of exchange rate changes on cash	(0.3)	1.1
Net change in cash	(9.4)	6.9
Cash at beginning of period	80.3	69.6
Cash at end of period	$70.9	$76.5
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$1.3	$3.2
Cash paid for interest	28.0	19.4
Non-cash investing and financing activities
Non-cash additions to property and equipment	$29.8	$8.6
Contingent consideration for purchase of business: Earn-out	—	30.0

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

	Three Months Ended September 30, 2017
(in millions)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Selling and administrative expenses	$229.4	$228.7	$0.7
Operating income (loss)	(11.2)	(10.5)	(0.7)
Other (income) expense, net	(1.2)	(0.5)	(0.7)

	Nine Months Ended September 30, 2017
(in millions)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Selling and administrative expenses	$652.7	$650.4	$2.3
Operating income (loss)	(17.7)	(15.4)	(2.3)
Other (income) expense, net	(1.1)	1.2	(2.3)

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

January 1, 2019; early adoption is permitted
The Company is currently evaluating this standard and anticipates that its adoption will have a material impact on the Consolidated Financial Statements and related disclosures as it will result in recording substantially all operating leases on the balance sheet as a lease obligation and a right of use asset. Lease software has been implemented that will better enable the Company to implement the standard. The Company's efforts are focused on financial reporting and developing new internal controls. The Company currently anticipates electing to apply the package of practical expedients to all leases that commenced prior to the date of adoption. Based on the analysis performed to date, the Company anticipates making a policy election to exclude short-term leases from the Consolidated Balance Sheet and to separate lease and non-lease components for most lease categories. The Company currently does not anticipate making a policy election to use hindsight to determine lease term. The assessment is ongoing and the preliminary conclusions are subject to change. Based on the preliminary analysis, the Company anticipates recording both operating lease obligations and related right of use assets of approximately $400 million. The impact to the Company’s retained earnings is still being assessed, with the largest impact expected to be driven by the derecognition of the deferred gain from the sale of the Austin, Texas property in 2016, net of tax. The Company currently plans to adopt this ASU on January 1, 2019, using the transition method provided by ASU 2018-11.

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
ASU 2018-13, Fair Value Measurement (Topic 820)
The standard modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.

		January 1, 2020; early adoption is permitted	The Company is currently evaluating the impact this ASU will have on its disclosures. The Company currently plans to adopt this ASU on January 1, 2020.
ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)
The standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The amendments in this update are effective for fiscal years ending after December 15, 2020. The amendments in this update should be applied on a retrospective basis to all periods presented.
		December 31, 2020; early adoption is permitted	The Company does not expect the adoption of this standard to have a material impact on its disclosures. The Company currently plans to adopt this ASU on December 31, 2020.
ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)
The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update also require companies to expense capitalized implementation costs over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The amendments also stipulate presentation requirements for the Statement of Operations, Balance Sheet and Statement of Cash Flows. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.

January 1, 2020; early adoption is permitted
The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements and related disclosures. The Company currently plans to adopt this ASU on January 1, 2020.

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

As of September 30, 2018, the Company recognized estimated inventory returns of approximately $2.4 million, which is included in inventories on the Condensed Consolidated Balance Sheet. Additionally, the Company recognized approximately $18.1 million of customer contract liabilities related to its customer deposits for equipment sales and payments received for bill-and-hold arrangements, which are included in accounts payable on the Condensed Consolidated Balance Sheet. See the table below for a summary of the changes to the customer contract liabilities for the nine months ended September 30, 2018:

(in millions)	Customer Contract Liabilities
Balance at January 1, 2018	$20.5
Payments received	41.1
Revenue recognized from beginning balance	(18.1)
Revenue recognized from current year receipts	(25.4)
Balance at September 30, 2018	$18.1

Revenue Composition

Veritiv’s revenues are primarily derived from purchase orders and rate agreements associated with (i) the delivery of standard listed products with observable standalone sale prices or (ii) transportation and warehousing services. Revenue generally consists of a single performance obligation to transfer a promised good or service and is short-term in nature. Revenues are recognized when control of the promised goods or services is transferred to Veritiv’s customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Sales transactions with customers are designated free on board ("f.o.b.") destination and revenue is recorded at the point in time when the product is delivered to the customer’s designated location or when the customer has otherwise obtained the benefit of the goods, when title and risk of loss are transferred. Revenues from Veritiv's transportation services are recognized upon completion of the related delivery services and revenues from warehousing services are recognized over time as the storage services are provided. Certain revenues are derived from shipments which are made directly from a manufacturer to a Veritiv customer. The Company is considered to be a principal to these transactions because, among other factors, it maintains control of the goods after they leave the supplier and before they are received at the customer's location, in most cases it selects the supplier and sets the price to the customer, and it bears the risk of the customer defaulting on payment or rejecting the goods. Revenues from these sales are reported on a gross basis in the Condensed Consolidated Statements of Operations and have historically represented approximately one-third of Veritiv's total net sales.

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

See Note 4, Integration, Acquisition and Restructuring Charges, for information regarding the charges incurred for the AAC integration and acquisition activities. These charges related primarily to legal, consulting and other professional fees, retention and other costs to integrate the business.

The acquisition of AAC was accounted for in the Company's financial statements using the acquisition method of accounting. The total consideration to complete the acquisition was approximately $169.8 million. The purchase price was allocated to tangible and intangible assets and liabilities based upon their respective estimated fair values. The following table summarizes the components of the purchase price for AAC:

Purchase price:

(in millions)
Cash consideration	$112.0
Loan pay-off	34.3
Contingent consideration	22.2
Other	1.3
Total purchase price	$169.8

The following table summarizes the allocation, as of September 30, 2018, of the purchase price to assets acquired and liabilities assumed as of the Acquisition Date based on available valuation information, estimates and assumptions. See Note 9, Fair Value Measurements, for additional information related to the fair value of the contingent consideration related to the earn-out.

Purchase price allocation:

(in millions)
Cash	$1.5
Accounts receivable	30.4
Inventories	38.5
Other current assets	5.7
Property and equipment	3.5
Goodwill	55.5
Other intangible assets	49.0
Other non-current assets	1.4
Accounts payable	(12.4)
Other current liabilities	(2.7)
Other non-current liabilities	(0.6)
Total purchase price	$169.8

Goodwill of $55.5 million arising from the acquisition of AAC consists largely of the expected synergies and other benefits from combining operations. The goodwill was allocated 100% to the Company's Packaging reportable segment. All costs associated with the AAC acquisition are expected to be deductible for tax purposes.

Pro Forma Impact (unaudited)

During the quarter of acquisition, the operating results of AAC were included in the Company's financial statements from September 1, 2017 through September 30, 2017 and were reported as part of the Packaging reportable segment. Net sales and operating loss attributable to AAC during this period and included in the Company's Condensed Consolidated Statements of Operations were $16.0 million and $(0.9) million, respectively.

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

(Unaudited)	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions, except share and per share data)	2017	2017
Net sales	$2,157.8	$6,303.2
Net loss	(11.3)	(21.5)
Loss per share:
Basic and diluted loss per share	$(0.72)	$(1.37)
Weighted-average shares outstanding
Basic and diluted	15.70	15.70

The unaudited pro forma information reflects primarily the following pre-tax adjustments for the respective periods:

•
Acquisition and integration expenses: Acquisition and integration expenses of $6.9 million and $7.4 million incurred during the three and nine months ended September 30, 2017, respectively, have been eliminated.

•	Incremental amortization expense: Pro forma net loss for the three and nine months ended September 30, 2017 includes incremental amortization expense of $1.1 million and $4.4 million, respectively.

•	Interest expense: Pro forma net loss for the three and nine months ended September 30, 2017 includes incremental interest expense of $0.5 million and $2.0 million, respectively.

A combined U.S. federal statutory and state rate of 39.0% was used to determine the after-tax impact on net loss of the pro forma adjustments.

4. INTEGRATION, ACQUISITION AND RESTRUCTURING CHARGES

Merger of xpedx and Unisource

The Company currently expects net costs and charges associated with achieving anticipated cost savings and other synergies from the Merger (excluding charges relating to the complete or partial withdrawal from multi-employer pension plans ("MEPP"), some of which are uncertain at this time, and including cash proceeds from sales of assets related to consolidation), to be approximately $250 million to $275 million through December 31, 2018. Included in the estimate is approximately $105 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. Through September 30, 2018, the Company has incurred approximately $283 million in costs and charges, including approximately $102 million for capital expenditures. See Note 14, Subsequent Events, for additional information related to cash proceeds received from the sale of properties made after September 30, 2018.

Integration and Acquisition Expenses

During the three and nine months ended September 30, 2018 and 2017, Veritiv incurred costs and charges related primarily to: internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate its businesses.

The following table summarizes the components of integration and acquisition expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Integration management	$4.4	$3.8	$13.3	$10.5
Retention compensation	0.0	—	0.1	0.2
Information technology conversion costs	2.2	2.8	6.7	6.8
Rebranding	—	0.1	0.0	0.4
Legal, consulting and other professional fees	0.0	0.4	0.3	1.3
Other	0.9	0.6	2.4	2.4
AAC integration and acquisition	0.4	6.5	1.8	6.5
Total integration and acquisition expenses	$7.9	$14.2	$24.6	$28.1

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

Related to these company-wide initiatives, the Company recorded net restructuring charges of $4.8 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively, and $18.5 million and $30.0 million for the nine months ended September 30, 2018 and 2017, respectively. As described in Note 5, Debt and Other Obligations, on June 30, 2018, the related party failed sale-leaseback agreements, originally entered into with Georgia-Pacific, expired in accordance with their terms. The agreements contained provisions that required Veritiv to incur costs during the lease term related to general repairs and maintenance. Certain termination and repair costs were incurred at or near the end of the agreements' expirations. For those costs related to properties that were exited as part of the restructuring plan, they were classified within restructuring charges, net, on the Condensed Consolidated Statements of Operations, and totaled $10.4 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, the Company recognized a $2.1 million gain on the sale of a facility. In addition, the Company recognized net non-cash gains of $1.8 million and $2.6 million related to vacating certain of its facilities for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the Company held for sale $1.3 million in assets related to these activities, which are included in other current assets on the Condensed Consolidated Balance Sheets.

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

The following table presents a summary of restructuring charges, net, that were incurred during the current fiscal year and prior fiscal year, as well as the cumulative recorded amounts since the initiative began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other (non-cash portion)	Total
2018 (year-to-date)	$2.6	$18.0	$(2.1)	$18.5
2017	7.5	33.6	(24.4)	16.7
Cumulative	22.6	65.9	(24.5)	64.0

The following is a summary of the Company's restructuring liability activity for the three and nine months ended September 30, 2018 (costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals):

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2017	$4.4	$25.2	$29.6
Costs incurred	0.2	2.4	2.6
Payments	(1.0)	(2.1)	(3.1)
Balance at March 31, 2018	3.6	25.5	29.1
Costs incurred	0.3	13.3	13.6
Payments	(0.3)	(8.9)	(9.2)
Balance at June 30, 2018	3.6	29.9	33.5
Costs incurred	2.1	2.3	4.4
Payments	(0.6)	(6.5)	(7.1)
Balance at September 30, 2018	$5.1	$25.7	$30.8

The following is a summary of the Company's restructuring liability activity for the three and nine months ended September 30, 2017 (costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals):

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

Veritiv Restructuring Plan: Print Segment

To ensure Veritiv is appropriately positioned to respond to the secular decline in the paper industry, the Company is currently focused on restructuring its Print segment. The restructuring plan includes initiatives within the Company's Print segment to improve the sustainability of the print business, better serve its customers’ needs and work more effectively with suppliers.  The Company is streamlining and shifting its Print segment to incorporate a more customer focused, collaborative, team-selling approach as well as to better align its support functions. For the three and nine months ended September 30, 2018 the Company incurred charges of $0.6 million and $10.2 million, respectively, related to this restructuring plan. The Company anticipates recording additional restructuring charges during 2018 as its activities progress. The restructuring plan is still evolving and total charges related to the Print segment restructuring plan are not expected to exceed $15.0 million.

The following is a summary of the Company's Print restructuring liability activity for the three and nine months ended September 30, 2018:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2017	$—	$—	$—
Costs incurred	9.2	0.1	9.3
Payments	(0.7)	0.0	(0.7)
Balance at March 31, 2018	8.5	0.1	8.6
Costs incurred	0.0	0.3	0.3
Payments	(3.0)	(0.3)	(3.3)
Balance at June 30, 2018	5.5	0.1	5.6
Costs incurred	0.4	0.2	0.6
Payments	(2.3)	(0.3)	(2.6)
Balance at September 30, 2018	$3.6	$0.0	$3.6

5. DEBT AND OTHER OBLIGATIONS

The Company's long-term debt obligations were as follows:

(in millions)	September 30, 2018	December 31, 2017
Asset-Based Lending Facility (the "ABL Facility")	$966.0	$897.7
Equipment capital leases	38.2	13.5
Total debt	1,004.2	911.2
Less: current maturities of long-term debt	(6.6)	(2.9)
Long-term debt, net of current maturities	$997.6	$908.3

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2018, the available additional borrowing capacity under the ABL Facility was approximately $262.2 million. As of September 30, 2018, the Company held $11.5 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At September 30, 2018, the above test was not applicable and it is not expected to be applicable in the next 12 months.

The Company's long-term financing obligations were as follows:

(in millions)	September 30, 2018	December 31, 2017
Obligations to related party	$—	$162.3
Obligations - other financing	25.8	27.1
Total financing obligations	25.8	189.4
Less: current portion of financing obligations	(0.7)	(7.8)
Financing obligations, less current portion	$25.1	$181.6

As of June 30, 2018, the financing obligations for all of the related party financed properties were either terminated early or expired in accordance with their terms. Through formal termination or natural expiration of these agreements, the involvement of Georgia-Pacific (the related party) ceased and the leases no longer qualified as failed sale-leaseback financing obligations. Of the original 38 financing obligations to related party properties, 27 were settled by the return of the properties to the landlord.

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

	Nine Months Ended September 30,
(in millions)	2018	2017
Property and equipment	$155.2	$14.6
Financing obligations	155.6	15.2

In April 2016, Veritiv assumed ownership of a warehouse and distribution facility located in Austin, Texas that had been sub-leased from Georgia-Pacific and was a related party financed obligation. The transaction was accounted for as a settlement of the financing obligation. In May 2017, the Company entered into a purchase and sale agreement under which Veritiv agreed to sell the previously acquired Austin, Texas facility to an unrelated third party. Upon the closing of the sale, Veritiv entered into a lease of the facility for an initial period of ten years with two optional five-year renewal terms. The sale-leaseback transaction does not provide for any continuing involvement by the Company other than a normal lease for use of the property during the lease term. The transaction resulted in net cash proceeds of $9.1 million and a related deferred gain of $5.4 million. The Company is currently recognizing the gain over the initial ten-year lease period on a straight-line basis as a reduction to selling and administrative expenses in the Condensed Consolidated Statements of Operations. The current portion of the deferred gain is included in other accrued liabilities and the non-current portion of the deferred gain is included in other non-current liabilities on the Condensed Consolidated Balance Sheets.

See Note 4, Integration, Acquisition and Restructuring Charges, for additional information related to charges incurred as a result of the termination or expiration of the related party financing obligations.

6. INCOME TAXES

The Company has historically calculated the provision or benefit for income taxes during interim reporting periods, including the three and nine months ended September 30, 2017, by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In 2018, the Company determined it could no longer reliably estimate income taxes utilizing an AETR for interim reporting periods. The AETR estimate is highly sensitive to estimates of ordinary income (loss) and permanent differences, including additional permanent differences required by the Tax Act, such that minor fluctuations in these estimates could result in significant fluctuations of the Company’s AETR. Accordingly, Veritiv used its actual year-to-date effective tax rate to calculate taxes for the three and nine months ended September 30, 2018.

The following table presents the expense (benefit) for income taxes and the effective tax rates for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Income (loss) before income taxes	$4.9	$(18.3)	$(26.1)	$(38.7)
Income tax expense (benefit)	3.5	(4.0)	(1.1)	(13.1)
Effective tax rate	71.4%	21.9%	4.2%	33.9%

The difference between the Company’s effective tax rates for the three and nine months ended September 30, 2018 and 2017 and the U.S. statutory tax rates of 21.0% and 35.0%, respectively, primarily relates to state income taxes (net of federal income tax benefit), non-deductible expenses, tax credits, and the Company's income (loss) by jurisdiction. Additionally, the effective tax rates for the three and nine months ended September 30, 2018 include estimates for tax expense for stock compensation vesting, true up of certain return estimates, Global Intangible Low-Taxed Income ("GILTI") and updated provisional estimates adjusting the cumulative impact of the Tax Act. The effective tax rate for full year 2018 may vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses, analysis of the Tax Act, and other items that could impact the effective tax rate. The effective tax rates for the three and nine months ended September 30, 2017 include the impact of impairing non-deductible goodwill. In conjunction with the third quarter of 2017's filing of Veritiv's 2016 U.S. federal tax return and amended 2015 and 2014 U.S. federal tax returns, the Company recognized a $3.1 million benefit for credits related to foreign taxes and research and experimentation activities.

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35.0% to 21.0%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Company is applying the guidance in SAB 118 when accounting for the enactment date effects of the Tax Act. The Company determined that remeasurement of its deferred tax assets and liabilities, one-time transition tax, impact of the Tax Act on state taxes, and tax liability associated with investments in non-U.S. subsidiaries where book basis exceeds tax basis are provisional amounts and reasonable estimates at December 31, 2017. At September 30, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act, but has recognized an additional provisional estimate of $1.4 million of expense for certain measurement-period adjustments during the quarter. To date, the cumulative impact of the Tax Act is estimated to be $31.6 million tax expense, of which $24.1 million is related primarily to the remeasurement of the Company’s deferred taxes to the 21% rate and $7.5 million is related to the one-time transition tax. Management continues to complete the analysis of attributes including foreign earnings and profits computations and foreign income tax calculations for the Company's non-U.S. subsidiaries. Additional work is necessary for a more detailed analysis of Veritiv's deferred tax assets and liabilities and its historical foreign earnings as well as potential adjustments. The Company expects to complete its accounting within the prescribed measurement period and any subsequent adjustment to these amounts will be recorded to income tax expense (benefit).

The Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has evaluated the effects of the GILTI provisions and determined its accounting policy election is to account for it as a period expense. As of September 30, 2018, the Company has included estimated GILTI effects in its calculation of tax expense for the three and nine months ended September 30, 2018.

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

On March 22, 2017, the UWWH Stockholder sold 1.80 million shares of Veritiv common stock in a block trade. The Company did not sell or repurchase any shares and did not receive any of the proceeds in this transaction. In conjunction with this transaction, Veritiv incurred approximately $0.2 million in transaction-related fees, which are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations.

On September 25, 2018, the UWWH Stockholder sold 1.50 million shares of Veritiv common stock in a block trade. The Company did not sell or repurchase any shares and did not receive any of the proceeds in this transaction. In conjunction with this transaction, Veritiv recognized approximately $0.2 million in transaction-related fees, which are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. The UWWH Stockholder beneficially owned 2,783,840 shares of Veritiv's outstanding common stock as of September 30, 2018.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and related private placement, Georgia-Pacific, as joint owner of the UWWH Stockholder, is a related party.

The following tables summarize the financial impact of these related party transactions with Georgia-Pacific:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Sales to Georgia-Pacific, reflected in net sales	$6.6	$8.6	$21.3	$24.9
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	39.3	45.7	117.2	138.0

(in millions)	September 30, 2018	December 31, 2017
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$19.4	$22.7
Related party payable to Georgia-Pacific	11.8	8.5
Related party receivable from Georgia-Pacific	3.2	3.3

8. DEFINED BENEFIT PLANS

In conjunction with the Merger, Veritiv assumed responsibility for Unisource’s defined benefit plans and Supplemental Executive Retirement Plans in the U.S. and Canada. Net periodic benefit (credit) cost associated with these plans is summarized below:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit (credit) cost:
Service cost	$0.5	$0.0	$0.5	$0.0

Interest cost	$0.6	$0.7	$0.6	$0.8
Expected return on plan assets	(1.4)	(0.9)	(1.2)	(1.0)
Settlement loss	0.0	0.1	—	—
Amortization of net loss	—	0.0	0.1	0.0
Total other components	$(0.8)	$(0.1)	$(0.5)	$(0.2)
Net periodic benefit (credit) cost	$(0.3)	$(0.1)	$0.0	$(0.2)

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit (credit) cost:
Service cost	$1.5	$0.2	$1.5	$0.2

Interest cost	$1.9	$2.1	$2.0	$2.1
Expected return on plan assets	(4.1)	(2.9)	(3.8)	(2.8)
Settlement loss	0.0	0.1	—	—
Amortization of net loss	—	0.1	0.1	0.1
Total other components	$(2.2)	$(0.6)	$(1.7)	$(0.6)
Net periodic benefit (credit) cost	$(0.7)	$(0.4)	$(0.2)	$(0.4)

9. FAIR VALUE MEASUREMENTS

At September 30, 2018 and December 31, 2017, the carrying amounts of cash, receivables, payables and other components of other current assets and other accrued liabilities approximate their fair values due to the short maturity of these items.

Borrowings under the ABL Facility are at variable market interest rates and, accordingly, the carrying amount approximates fair value.

Certain of the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at their fair values on a nonrecurring basis as a result of impairment charges. The Company recorded $0.2 million in impairment charges for the three and nine months ended September 30, 2018, included in selling and administrative expenses on the Condensed Consolidated Statements of Operations, related to a software asset which was not placed into service and had no alternative use. During the third quarter of 2017, the Company reviewed its intangible assets for possible impairment indicators, and management determined that the carrying values of the goodwill and customer relationship intangible assets allocated to the logistics solutions business were fully impaired. The impairments were determined after a review of the business's forecasted revenues and estimated cash flows (Level 3 data). The impairment charges were primarily a result of lower forecasted sales growth due to changes in the Company's growth strategy and margin compression due to increased competition. The fair value of these assets was derived using discounted cash flow analyses based on Level 3 inputs. As a result, the Company recorded $7.7 million in non-restructuring impairment charges related to its logistics solutions business's goodwill and customer relationship intangible assets, included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2017, the Company recognized $8.4 million in non-restructuring impairment charges related to the logistics solutions business's goodwill and customer relationship intangible asset impairments, and a software asset which was not placed into service and had no alternative use. The impairment charges for 2017 were recorded in selling and administrative expenses on the Condensed Consolidated Statements of Operations.

The Company's liabilities disclosed at fair value at September 30, 2018 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$966.0		$966.0
Tax Receivable Agreement	39.8			39.8
AAC contingent consideration	13.2			13.2

The Company's liabilities disclosed at fair value at December 31, 2017 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$897.7		$897.7
Tax Receivable Agreement	50.0			50.0
AAC contingent consideration	24.2			24.2

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the TRA at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the TRA is a Level 3 measurement, which relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company’s projected revenues, taxable income and assumptions about the utilization of Unisource’s NOLs, attributable to taxable periods prior to the Merger, by the Company). The amount payable under the TRA is contingent on the Company generating a certain level of taxable income prior to the expiration of the NOL carryforwards. Moreover, future trading of Company stock by significant shareholders may result in additional ownership changes as defined under Section 382 of the Internal Revenue Code, further limiting the use of Unisource's NOLs and the amount ultimately payable under the TRA. The contingent liability is remeasured at fair value at each reporting period-end with the change in fair value recognized in other (income) expense, net on the Condensed Consolidated Statements of Operations. At September 30, 2018, the Company remeasured the contingent liability using a discount rate of 4.9% (Moody's daily long-term corporate BAA bond yield). For the TRA contingent liability, there have been no transfers between the fair value measurement levels for the three and nine months ended September 30, 2018. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the three and nine months ended September 30, 2018:

(in millions)	TRA Contingent Liability
Balance at December 31, 2017	$50.0
Change in fair value adjustment recorded in other (income) expense, net	(0.2)
Principal payment	(9.9)
Balance at March 31, 2018	39.9
Change in fair value adjustment recorded in other (income) expense, net	(0.2)
Balance at June 30, 2018	39.7
Change in fair value adjustment recorded in other (income) expense, net	0.1
Balance at September 30, 2018	$39.8

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the three and nine months ended September 30, 2017:

(in millions)	TRA Contingent Liability
Balance at December 31, 2016	$67.9
Change in fair value adjustment recorded in other (income) expense, net	0.9
Principal payment	(8.5)
Balance at March 31, 2017	60.3
Change in fair value adjustment recorded in other (income) expense, net	1.1
Balance at June 30, 2017	61.4
Change in fair value adjustment recorded in other (income) expense, net	(0.4)
Balance at September 30, 2017	$61.0

The purchase price allocation for the acquisition of AAC, described in Note 3, 2017 Acquisition, includes $22.2 million for the estimated fair value of contingent consideration. The maximum amount payable for the contingent consideration was $50.0 million, with up to $25.0 million payable at each of the first and second anniversaries of the Acquisition Date. As of the first anniversary of the Acquisition Date, the Company anticipates it will need to pay $2.5 million in the fourth quarter of 2018. The amount payable as of the second anniversary of the Acquisition Date will be determined based on actual growth rates in revenue and gross profit. The initial fair value estimate was based on historic growth patterns and future forecasts, which are Level 3 data. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes and probabilities for the contingent consideration. The contingent consideration is valued using a Monte Carlo simulation model. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within other (income) expense, net, in the Condensed Consolidated Statements of Operations during the period in which the change occurs.

The following table provides a reconciliation of the beginning and ending balance of the AAC contingent liability for the three and nine months ended September 30, 2018:

(in millions)	AAC Contingent Liability
Balance at December 31, 2017	$24.2
Change in fair value adjustment recorded in other (income) expense, net	(8.3)
Balance at March 31, 2018	15.9
Change in fair value adjustment recorded in other (income) expense, net	(3.0)
Balance at June 30, 2018	12.9
Change in fair value adjustment recorded in other (income) expense, net	0.3
Balance at September 30, 2018	$13.2

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

A summary of the numerators and denominators used in the basic and diluted income (loss) per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Numerator:
Net income (loss)	$1.4	$(14.3)	$(25.0)	$(25.6)

Denominator:
Weighted average number of shares outstanding – basic	15.85	15.70	15.82	15.70
Dilutive effect of stock-based awards	0.62	—	—	—
Weighted-average number of shares outstanding – diluted	16.47	15.70	15.82	15.70

Earnings (loss) per share:
Basic earnings (loss) per share	$0.09	$(0.91)	$(1.58)	$(1.63)
Diluted earnings (loss) per share	$0.09	$(0.91)	$(1.58)	$(1.63)

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	0.09	0.68	1.13	0.66
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.49	0.48	0.49	0.48

During the first and second quarters of 2018, in accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units and/or Performance Condition Share Units vested during those periods. The Company issued approximately 200,000 and 13,000 shares, respectively, and simultaneously recovered approximately 70,000 and 5,000 shares, respectively, for purposes of covering the related minimum tax withholdings. An insignificant number of shares were issued and recovered during the third quarter of 2018. The net share issuance is included in additional paid-in capital on the Condensed Consolidated Balance Sheet at September 30, 2018. For additional information related to these plans refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides the components of accumulated other comprehensive loss ("AOCL") at September 30, 2018 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2017	$(23.5)	$(9.3)	$(0.7)	$(33.5)
Unrealized net (losses) arising during the period	(0.2)	—	—	(0.2)
Amounts reclassified from AOCL	—	(0.6)	—	(0.6)
Net current period other comprehensive (loss)	(0.2)	(0.6)	—	(0.8)
Balance at March 31, 2018	(23.7)	(9.9)	(0.7)	(34.3)
Unrealized net (losses) gains arising during the period	(3.9)	—	0.1	(3.8)
Net current period other comprehensive (loss) income	(3.9)	—	0.1	(3.8)
Balance at June 30, 2018	(27.6)	(9.9)	(0.6)	(38.1)
Unrealized net gains (losses) arising during the period	2.5	—	(0.1)	2.4
Amounts reclassified from AOCL	—	—	0.3	0.3
Net current period other comprehensive income	2.5	—	0.2	2.7
Balance at September 30, 2018	$(25.1)	$(9.9)	$(0.4)	$(35.4)

The following table provides the components of AOCL at September 30, 2017 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2016	$(29.2)	$(9.1)	$(0.7)	$(39.0)
Unrealized net gains (losses) arising during the period	2.8	0.1	(0.1)	2.8
Net current period other comprehensive income (loss)	2.8	0.1	(0.1)	2.8
Balance at March 31, 2017	(26.4)	(9.0)	(0.8)	(36.2)
Unrealized net gains arising during the period	2.6	—	—	2.6
Net current period other comprehensive income	2.6	—	—	2.6
Balance at June 30, 2017	(23.8)	(9.0)	(0.8)	(33.6)
Unrealized net gains arising during the period	2.4	—	—	2.4
Amounts reclassified from AOCL	—	—	0.1	0.1
Net current period other comprehensive income	2.4	—	0.1	2.5
Balance at September 30, 2017	$(21.4)	$(9.0)	$(0.7)	$(31.1)

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

As of September 30, 2018 and December 31, 2017, the Company has recognized an estimated liability of approximately $8.3 million and $7.5 million, respectively, based upon the information available to date. The Company anticipates that it may take more than a year to complete the VDA and audit. Due to the inherent uncertainties with respect to the ultimate outcome of these matters, any updates to this estimate of loss could have a material impact on the Company's results of operations, financial condition or cash flows.

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

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Three Months Ended September 30, 2018
Net sales	$899.3	$330.3	$668.2	$258.5	$2,156.3	$36.2	$2,192.5
Adjusted EBITDA	64.0	8.1	14.5	5.6	92.2	(39.5)
Depreciation and amortization	4.5	1.6	2.0	0.2	8.3	4.8	13.1
Restructuring charges, net	2.5	1.9	0.9	0.0	5.3	0.1	5.4

Three Months Ended September 30, 2017
Net sales	$799.6	$339.6	$701.6	$238.7	$2,079.5	$37.3	$2,116.8
Adjusted EBITDA	62.1	10.3	13.1	5.5	91.0	(46.9)
Depreciation and amortization	4.0	1.6	2.7	0.2	8.5	4.6	13.1
Restructuring charges, net	5.8	1.9	5.9	0.0	13.6	(10.9)	2.7

Nine Months Ended September 30, 2018
Net sales	$2,631.6	$985.3	$2,008.1	$734.9	$6,359.9	$105.5	$6,465.4
Adjusted EBITDA	182.0	19.8	47.6	17.2	266.6	(138.8)
Depreciation and amortization	15.1	5.1	6.8	0.6	27.6	13.9	41.5
Restructuring charges, net	8.4	4.4	15.5	0.0	28.3	0.4	28.7

Nine Months Ended September 30, 2017
Net sales	$2,266.0	$975.5	$2,095.1	$696.6	$6,033.2	$107.1	$6,140.3
Adjusted EBITDA	166.7	25.1	44.8	17.6	254.2	(137.8)
Depreciation and amortization	10.5	4.5	7.9	1.3	24.2	15.7	39.9
Restructuring charges, net	12.3	5.2	12.2	0.0	29.7	0.3	30.0

The table below presents a reconciliation of income (loss) before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Income (loss) before income taxes	$4.9	$(18.3)	$(26.1)	$(38.7)
Interest expense, net	11.0	8.3	30.5	22.1
Depreciation and amortization	13.1	13.1	41.5	39.9
Restructuring charges, net	5.4	2.7	28.7	30.0
Stock-based compensation	4.5	3.8	15.2	11.6
LIFO reserve increase	4.0	3.7	18.4	3.4
Non-restructuring asset impairment charges	0.2	7.7	0.2	8.4
Non-restructuring severance charges	0.5	0.5	2.3	1.5
Non-restructuring pension charges, net	(0.1)	3.2	(0.8)	2.1
Integration and acquisition expenses	7.9	14.2	24.6	28.1
Fair value adjustments on TRA contingent liability	0.1	(0.4)	(0.3)	1.6
Fair value adjustment on contingent consideration liability	0.3	—	(11.0)	—
Escheat audit contingent liability	0.8	4.5	0.8	4.5
Other	0.1	1.1	3.8	1.9
Adjustment for Corporate & Other	39.5	46.9	138.8	137.8
Adjusted EBITDA for reportable segments	$92.2	$91.0	$266.6	$254.2

14. SUBSEQUENT EVENTS

Property Sales

During October 2018, the Company sold four properties for which it received approximately $19.4 million in net cash proceeds and recognized a gain on the sale of assets of approximately $15.8 million. Three of the properties were disposed of as part of the Company's restructuring efforts; see Note 4, Integration, Acquisition and Restructuring Charges, for additional information related to the Company's restructuring activities. The cash proceeds were immediately used to pay-down a portion of the ABL Facility.

Pension Obligation

During October 2018, the Company settled its pension obligation related to participants currently in receipt of benefits (i.e., retirees) in the U.S. by purchasing a group annuity insurance contract. By purchasing an insurance contract, the Company eliminated its obligation related to paying and managing these participants and passed the full obligation to the selected insurer. The Company expects to record a settlement gain of approximately $1.4 million and reduce the projected benefit obligation and plan assets by approximately $21.6 million.

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

The following discussion of the Company’s results of operations for the three and nine months ended September 30, 2018 should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2018	2017	$	%	2018	2017	$	%
Net sales	$2,192.5	$2,116.8	$75.7	3.6%	$6,465.4	$6,140.3	$325.1	5.3%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,805.8	1,736.6	69.2	4.0%	5,323.8	5,026.4	297.4	5.9%
Distribution expenses	135.0	132.0	3.0	2.3%	400.1	380.9	19.2	5.0%
Selling and administrative expenses	209.8	229.4	(19.6)	(8.5)%	656.1	652.7	3.4	0.5%
Depreciation and amortization	13.1	13.1	0.0	0.0%	41.5	39.9	1.6	4.0%
Integration and acquisition expenses	7.9	14.2	(6.3)	(44.4)%	24.6	28.1	(3.5)	(12.5)%
Restructuring charges, net	5.4	2.7	2.7	100.0%	28.7	30.0	(1.3)	(4.3)%
Operating income (loss)	15.5	(11.2)	26.7	*	(9.4)	(17.7)	8.3	(46.9)%
Interest expense, net	11.0	8.3	2.7	32.5%	30.5	22.1	8.4	38.0%
Other (income) expense, net	(0.4)	(1.2)	0.8	(66.7)%	(13.8)	(1.1)	(12.7)	*
Income (loss) before income taxes	4.9	(18.3)	23.2	(126.8)%	(26.1)	(38.7)	12.6	(32.6)%
Income tax expense (benefit)	3.5	(4.0)	7.5	(187.5)%	(1.1)	(13.1)	12.0	(91.6)%
Net income (loss)	$1.4	$(14.3)	$15.7	(109.8)%	$(25.0)	$(25.6)	$0.6	(2.3)%

* - not meaningful

Net Sales
For the three months ended September 30, 2018, net sales increased primarily due to increases in the Packaging and Publishing segments, partially offset by declines in the Print and Facility Solutions segments. In addition, there were $46.1 million of net sales for two months with no comparable sales related to the AAC acquisition on August 31, 2017. See the “Segment Results” section for additional discussion.

For the nine months ended September 30, 2018, net sales increased primarily due to increases in the Packaging, Publishing and Facility Solutions segments, partially offset by declines in the Print segment. In addition, there were $172.5 million of net sales for eight months with no comparable sales related to the AAC acquisition on August 31, 2017. See the “Segment Results” section for additional discussion.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three and nine months ended September 30, 2018, cost of products sold increased primarily due to higher net sales.

Distribution Expenses
For the three months ended September 30, 2018, distribution expenses increased by $3.0 million or 2.3%. The increase was primarily due to (i) a $3.0 million increase in facilities rent and other related expenses, primarily due to replacing certain property leases, which were previously treated as financing arrangements (expenses included in depreciation and amortization and interest expense, net) with operating leases (expenses included in distribution expense) and (ii) a $2.7 million increase for the two months with no comparable sales related to the AAC acquisition on August 31, 2017, partially offset by a $3.7 million decrease in compensation expense primarily due to the withdrawal from a multi-employer pension plan in the period ending September 30, 2017. The withdrawal was unrelated to the Company's restructuring activities.

For the nine months ended September 30, 2018, distribution expenses increased by $19.2 million or 5.0%. The increase was primarily due to (i) a $10.3 million increase for the eight months with no comparable sales related to the AAC acquisition on August 31, 2017, (ii) a $4.4 million increase in facilities rent and other related expenses, primarily due to replacing certain property leases, which were previously treated as financing arrangements, with operating leases and (iii) a $4.2 million increase in freight and logistics expenses driven mostly by increased third-party freight and diesel fuel prices.

Selling and Administrative Expenses
For the three months ended September 30, 2018, selling and administrative expenses decreased by $19.6 million or 8.5%. The decrease was primarily due to (i) a $10.0 million decrease in compensation expense mainly driven by a decrease in personnel and commission expenses primarily related to the Print segment as well as a decrease in incentive compensation expense, (ii) a $7.7 million decrease from asset impairments related to goodwill and customer relationships in the Veritiv logistics solutions business in the period ending September 30, 2017 and (iii) a $4.0 million decrease in legal expense, partially offset by a $4.7 million increase for the two months with no comparable sales related to the AAC acquisition on August 31, 2017. See Note 4, Integration, Acquisition and Restructuring Charges, to the Condensed Consolidated Financial Statements for information regarding the Print segment restructuring plan.

For the nine months ended September 30, 2018, selling and administrative expenses increased by $3.4 million or 0.5%. The increase was primarily due to (i) a $17.6 million increase for the eight months with no comparable sales related to the AAC acquisition on August 31, 2017 and (ii) a $6.8 million increase in bad debt expense primarily driven by the Print segment, partially offset by (i) a $7.7 million decrease from asset impairments related to goodwill and customer relationships in the Veritiv logistics solutions business in the period ending September 30, 2017, (ii) a $3.8 million decrease in compensation expense, (iii) a $3.6 million decrease in travel and entertainment expenses, (iv) a $2.7 million decrease in legal expense and (v) a $2.1 million decrease in marketing and communications expense. See Note 4, Integration, Acquisition and Restructuring Charges, to the Condensed Consolidated Financial Statements for information regarding the Print segment restructuring plan.

Depreciation and Amortization
For the three and nine months ended September 30, 2018, depreciation and amortization was flat and increased by $1.6 million, respectively. The increase for the nine months ended September 30, 2018 was largely related to the eight months with no comparable sales related to the AAC acquisition on August 31, 2017.

Integration and Acquisition Expenses
See Note 4, Integration, Acquisition and Restructuring Charges, to the Condensed Consolidated Financial Statements for information related to the Company's integration and acquisition efforts.

Restructuring Charges, Net
For the three and nine months ended September 30, 2018, restructuring charges, net, increased by $2.7 million and decreased by $1.3 million, respectively. Restructuring charges were incurred during the nine months ended September 30, 2018, totaling $10.4 million, for termination and repair costs related to the exit of certain facilities categorized as financing obligations with related party. Additionally, during the nine months ended September 30, 2018, the Company recognized a $2.1 million gain on the sale of a facility. See Note 4, Integration, Acquisition and Restructuring Charges, to the Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts. The Company may continue to record restructuring charges in the future as restructuring activities progress, which may include gains or losses from the disposition of assets.

Interest Expense, Net
For the three and nine months ended September 30, 2018, interest expense, net increased $2.7 million and $8.4 million, respectively. Interest expense increased due to (i) an increased average balance on the Company's ABL Facility and (ii) increased interest rates due primarily to an increase in LIBOR. See Note 5, Debt and Other Obligations, to the Condensed Consolidated Financial Statements for information related to the ABL Facility. The increased average balance on the ABL Facility was primarily due to the acquisition of AAC on August 31, 2017. See Note 3, 2017 Acquisition, to the Condensed Consolidated Financial Statements for additional details related to the acquisition of AAC.

Other (Income) Expense, Net
For the three months ended September 30, 2018, other (income) expense, net, was income of $0.4 million. This was a net other income decrease of $0.8 million, compared to the same period in 2017. The decrease for the three months ended September 30, 2018 was primarily driven by pension expense.

For the nine months ended September 30, 2018, other (income) expense, net, was income of $13.8 million. This was a net other income increase of $12.7 million, compared to the same period in 2017. For the nine months ended September 30, 2018, there was an $11.0 million reduction in the estimated fair value of the AAC contingent consideration. See Note 9, Fair Value Measurements, to the Condensed Consolidated Financial Statements for additional information. The remaining income was primarily driven by changes associated with the Tax Receivable Agreement.

Effective Tax Rate
Veritiv's effective tax rates were 71.4% and 21.9% for the three months ended September 30, 2018 and 2017, respectively, and 4.2% and 33.9% for the nine months ended September 30, 2018 and 2017, respectively. The difference between the Company’s effective tax rates and the U.S. statutory tax rates of 21.0% and 35.0%, respectively, primarily relates to state income taxes (net of federal income tax benefit), non-deductible expenses, tax credits, and the Company's income (loss) by jurisdiction. Additionally, the effective tax rates for the three and nine months ended September 30, 2018 include estimates for tax expense for stock compensation vesting, true up of certain return estimates, Global Intangible Low-Taxed Income and updated provisional estimates related to the cumulative impact of the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that were included as provisional estimates in the Company’s income tax during 2017 as well as changes included in the Company’s 2018 income tax estimate. The Company made an additional measurement-period adjustment related to the provisional estimates during the three months ended September 30, 2018 of $1.4 million. As of September 30, 2018, the cumulative impact of the Tax Act is estimated to be $31.6 million tax expense, of which $24.1 million is related primarily to the remeasurement of the Company’s deferred taxes to the 21% rate and $7.5 million is related to the one-time transition tax. The effective tax rates for the three and nine months ended September 30, 2017 include the impact of impairing non-deductible goodwill. In conjunction with the filing of Veritiv's 2016 U.S. federal tax return and amended 2015 and 2014 U.S. federal tax returns in the third quarter of 2017, the Company recognized a $3.1 million benefit for credits related to foreign taxes and research and experimentation activities.
The volatility of the Company's effective tax rate has been primarily due to both the level of pre-tax income as well as variations in the Company's income (loss) by jurisdiction. For the three and nine months ended September 30, 2018, the Company’s provision for income taxes continued to be highly sensitive to changes in certain estimates of ordinary income (loss) or permanent items resulting in the use of an actual year-to-date effective tax rate method. The Company expects a volatile effective tax rate for the full year 2018, significantly different than the September 30, 2018 year-to-date rate.  However, cash taxes paid in 2018 likely will not exceed $5 million. The effective tax rate may continue to vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses, uncertainty related to the future impact of the Tax Act, and other items that could impact the effective tax rate. Pending further evaluation of the Tax Act, over time and with increasing pre-tax income, the Company estimates its effective tax rate will trend toward approximately 26%.

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
The Company sells thousands of products. In the Packaging and Facility Solutions segments, Veritiv is unable to compute the impact of changes in sales volume based on changes in sales of each individual product. Rather, the Company assumes that the margin stays constant and estimates the volume impact based on changes in cost of products sold as a proxy for the change in sales volume. After any other significant sales variances are identified, the remaining sales variance is attributed to price/mix. As a result of the information technology conversion efforts under the Company's integration plan, the Company has enhanced its insight into the Print segment's changes in volume and thus it no longer needs to rely on using cost of products sold as a proxy for the changes in sales volumes.
The Company approximates foreign currency effects by applying the foreign currency exchange rate for the prior period to the local currency results for the current period. The Company believes the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.
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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Three Months Ended September 30, 2018
Net sales	$899.3	$330.3	$668.2	$258.5	$36.2
Adjusted EBITDA	64.0	8.1	14.5	5.6	(39.5)
Adjusted EBITDA as a % of net sales	7.1%	2.5%	2.2%	2.2%	*

Three Months Ended September 30, 2017
Net sales	$799.6	$339.6	$701.6	$238.7	$37.3
Adjusted EBITDA	62.1	10.3	13.1	5.5	(46.9)
Adjusted EBITDA as a % of net sales	7.8%	3.0%	1.9%	2.3%	*

Nine Months Ended September 30, 2018
Net sales	$2,631.6	$985.3	$2,008.1	$734.9	$105.5
Adjusted EBITDA	182.0	19.8	47.6	17.2	(138.8)
Adjusted EBITDA as a % of net sales	6.9%	2.0%	2.4%	2.3%	*

Nine Months Ended September 30, 2017
Net sales	$2,266.0	$975.5	$2,095.1	$696.6	$107.1
Adjusted EBITDA	166.7	25.1	44.8	17.6	(137.8)
Adjusted EBITDA as a % of net sales	7.4%	2.6%	2.1%	2.5%	*
* - not meaningful
See Note 13, Segment Information, to the Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of income (loss) before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

The table below presents selected data for the Packaging segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2018	2017	$	%	2018	2017	$	%
Net sales	$899.3	$799.6	$99.7	12.5%	$2,631.6	$2,266.0	$365.6	16.1%
Adjusted EBITDA	64.0	62.1	1.9	3.1%	182.0	166.7	15.3	9.2%
Adjusted EBITDA as a % of net sales	7.1%	7.8%			6.9%	7.4%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2018 vs. 2017	2018 vs. 2017
Volume	$109.4	$378.4
Foreign currency	(2.9)	3.9
Price/Mix	(6.8)	(16.7)
Total change	$99.7	$365.6

Comparison of the Three Months Ended September 30, 2018 and September 30, 2017

Net sales increased $99.7 million, or 12.5%, compared to the same period in 2017. The net sales increase was primarily attributable to an increase in sales of corrugated products, equipment and parts and cushioning products due to increases in volume. In addition, $46.1 million of rigid packaging products were sold for the two months with no comparable sales related to the AAC acquisition on August 31, 2017.

Adjusted EBITDA increased $1.9 million, or 3.1%, compared to the same period in 2017. The increase in Adjusted EBITDA was primarily attributable to the increase in net sales. The increase in net sales was partially offset by (i) an $8.9 million increase in distribution expenses, (ii) a $7.1 million increase in selling and administrative expenses and (iii) cost of products sold increasing at a faster rate than net sales. The increase in distribution expenses was primarily driven by increased utilization of the distribution network, which was evidenced by (i) a $3.6 million increase in facilities rent and other related expenses and (ii) a $1.5 million increase in personnel expenses. Facilities rent and other related expenses increased due to replacing certain properties previously treated as financing arrangements with operating leases. Under financing arrangements, facility rent expenses were included in depreciation and amortization and interest expense, net, versus distribution expenses for operating leases. Additionally, there was a $2.7 million increase in distribution expenses for the two months with no comparable sales related to the AAC acquisition on August 31, 2017. The increase in selling and administrative expenses was primarily driven by (i) a $4.7 million increase for the two months with no comparable sales related to the AAC acquisition on August 31, 2017 and (ii) a $2.7 million increase in personnel expenses associated with increased headcount to support the Company's Packaging growth strategy.

Comparison of the Nine Months Ended September 30, 2018 and September 30, 2017

Net sales increased $365.6 million, or 16.1%, compared to the same period in 2017. The net sales increase was primarily attributable to an increase in sales of corrugated products, equipment and parts and cushioning products due to increases in volume and market prices. In addition, $172.5 million of rigid packaging products were sold for the eight months with no comparable sales related to the AAC acquisition on August 31, 2017.

Adjusted EBITDA increased $15.3 million, or 9.2%, compared to the same period in 2017. The increase in Adjusted EBITDA was primarily attributable to the increase in net sales. The increase in net sales was partially offset by (i) a $30.0 million increase in distribution expenses, (ii) a $27.9 million increase in selling and administrative expenses and (iii) cost of products sold increasing at a faster rate than net sales. The increase in distribution expenses was primarily driven by increased utilization of the distribution network, which was evidenced by (i) an $8.8 million increase in facilities rent and other related expenses, (ii) a $5.1 million increase in personnel expenses and (iii) a $4.1 million increase in freight and logistics expenses driven mostly by increased third-party freight and diesel fuel prices. Additionally, there was a $10.3 million increase in distribution expenses for the eight months with no comparable sales related to the AAC acquisition on August 31, 2017. The increase in selling and administrative expenses was driven by (i) a $17.6 million increase for the eight months with no comparable sales related to the AAC acquisition on August 31, 2017, (ii) an $8.4 million increase in personnel expenses associated with increased headcount to support the Company's Packaging growth strategy and (iii) a $2.2 million increase in bad debt expense.

Facility Solutions

The table below presents selected data for the Facility Solutions segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2018	2017	$	%	2018	2017	$	%
Net sales	$330.3	$339.6	$(9.3)	(2.7)%	$985.3	$975.5	$9.8	1.0%
Adjusted EBITDA	8.1	10.3	(2.2)	(21.4)%	19.8	25.1	(5.3)	(21.1)%
Adjusted EBITDA as a % of net sales	2.5%	3.0%			2.0%	2.6%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2018 vs. 2017	2018 vs. 2017
Volume	$(2.6)	$15.5
Foreign currency	(3.0)	2.6
Price/Mix	(3.7)	(8.3)
Total change	$(9.3)	$9.8

Comparison of the Three Months Ended September 30, 2018 and September 30, 2017

Net sales decreased $9.3 million, or 2.7%, compared to the same period in 2017. The net sales decrease was primarily attributable to decreased sales of retail store supplies, janitorial supplies and chemicals.

Adjusted EBITDA decreased $2.2 million, or 21.4%, compared to the same period in 2017. The Adjusted EBITDA decrease was primarily driven by (i) cost of products sold increasing at a faster rate than net sales and (ii) the decline in net sales, partially offset by a $3.0 million decrease in selling and administrative expenses. The decrease in selling and administrative expenses was primarily driven by (i) a $1.2 million decrease in personnel expense and (ii) a $0.7 million decrease in bad debt expense.

Comparison of the Nine Months Ended September 30, 2018 and September 30, 2017

Net sales increased $9.8 million, or 1.0%, compared to the same period in 2017. The net sales increase was primarily attributable to increased sales of food service products, towel and tissue products, can liners and safety supplies.

Adjusted EBITDA decreased $5.3 million, or 21.1% compared to the same period in 2017. The increase in net sales was more than offset by (i) cost of products sold increasing at a faster rate than net sales and (ii) a $4.1 million increase in distribution expenses, partially offset by a $3.1 million decrease in selling and administrative expenses. The increase in distribution expenses was primarily driven by increased utilization of the distribution network and was evidenced by (i) a $2.3 million increase in freight and logistics expense and (ii) a $1.2 million increase in personnel expense. The decrease in selling and administrative expenses was primarily driven by (i) a $1.6 million decrease in personnel expenses and (ii) a $0.7 million decrease in marketing and communications expense.

Print

The table below presents selected data for the Print segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2018	2017	$	%	2018	2017	$	%
Net sales	$668.2	$701.6	$(33.4)	(4.8)%	$2,008.1	$2,095.1	$(87.0)	(4.2)%
Adjusted EBITDA	14.5	13.1	1.4	10.7%	47.6	44.8	2.8	6.3%
Adjusted EBITDA as a % of net sales	2.2%	1.9%			2.4%	2.1%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2018 vs. 2017	2018 vs. 2017
Volume	$(60.7)	$(126.0)
Foreign currency	(2.2)	2.0
Price/Mix	29.5	37.0
Total change	$(33.4)	$(87.0)

Comparison of the Three Months Ended September 30, 2018 and September 30, 2017

Net sales decreased $33.4 million, or 4.8%, compared to the same period in 2017. The net sales decrease was primarily attributable to the continued secular decline in the paper industry, partially offset by higher market prices.

Adjusted EBITDA increased $1.4 million, or 10.7%, compared to the same period in 2017. The Adjusted EBITDA increase was primarily driven by (i) a $5.7 million decrease in selling and administration expenses and (ii) a $0.7 million decrease in distribution expenses, which more than offset the decline in net sales. The decrease in selling and administration expenses was primarily due to (i) a $6.6 million decrease in personnel expenses due to a decrease in headcount and commission expense primarily related to the Print segment restructuring plan and a decrease in net sales and (ii) a $0.6 decrease in professional fees expense, partially offset by a $1.7 million increase in bad debt expense. The increase in bad debt expense was primarily due to additional reserves related to certain customers with declining financial conditions. See Note 4, Integration, Acquisition and Restructuring Charges, to the Condensed Consolidated Financial Statements for information regarding the Print segment restructuring plan. The decrease in distribution expenses was driven by decreased utilization of the distribution network and was evidenced by a $0.8 million decrease in personnel expenses.

Comparison of the Nine Months Ended September 30, 2018 and September 30, 2017

Net sales decreased $87.0 million, or 4.2%, compared to the same period in 2017. The net sales decrease was primarily attributable to the continued secular decline in the paper industry, partially offset by higher market prices.

Adjusted EBITDA increased $2.8 million, or 6.3%, compared to the same period in 2017. The Adjusted EBITDA increase was primarily driven by (i) a $16.4 million decrease in selling and administrative expenses and (ii) a $7.2 million decrease in distribution expenses, which more than offset the decline in net sales and the impact of cost of products sold increasing at a faster rate than net sales. The decrease in selling and administrative expenses was driven by a $20.4 million decrease in personnel expenses due to a decrease in headcount and commission expense primarily related to the Print segment restructuring plan and a decrease in net sales, partially offset by a $6.2 million increase in bad debt expense. The increase in bad debt expense was primarily due to additional reserves related to certain customers with declining financial conditions. See Note 4, Integration, Acquisition and Restructuring Charges, to the Condensed Consolidated Financial Statements for information regarding the Print segment restructuring plan. The decrease in distribution expenses was primarily due to decreased utilization of the distribution network and was evidenced by (i) a $3.9 million decrease in personnel expenses and (ii) a $3.4 million decrease in facilities rent and other related expenses.

Publishing

The table below presents selected data for the Publishing segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2018	2017	$	%	2018	2017	$	%
Net sales	$258.5	$238.7	$19.8	8.3%	$734.9	$696.6	$38.3	5.5%
Adjusted EBITDA	5.6	5.5	0.1	1.1%	17.2	17.6	(0.4)	(2.3)%
Adjusted EBITDA as a % of net sales	2.2%	2.3%			2.3%	2.5%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2018 vs. 2017	2018 vs. 2017
Volume	$(1.0)	$4.9
Foreign currency	(0.1)	1.1
Price/Mix	20.9	32.3
Total change	$19.8	$38.3

Comparison of the Three Months Ended September 30, 2018 and September 30, 2017

Net sales increased $19.8 million, or 8.3%, compared to the same period in 2017. The net sales increase was primarily attributable to increases in price.

Adjusted EBITDA increased $0.1 million, or 1.1%, compared to the same period in 2017. The Adjusted EBITDA increase was primarily attributable to the increase in net sales and a $1.3 million decrease in selling and administrative expenses, partially offset by cost of products sold increasing at a faster rate than net sales. The decrease in selling and administrative expenses was primarily driven by a $0.9 million decrease in bad debt expense.

Comparison of the Nine Months Ended September 30, 2018 and September 30, 2017

Net sales increased $38.3 million, or 5.5%, compared to the same period in 2017. The net sales increase was primarily attributable to increases in price and volume.

Adjusted EBITDA decreased $0.4 million, or 2.3%, compared to the same period in 2017. The Adjusted EBITDA decrease was primarily attributable to cost of products sold increasing at a faster rate than net sales, partially offset by a $3.0 million decrease in selling and administrative expenses which was primarily driven by a $2.5 million decrease in personnel costs.

Corporate & Other

The table below presents selected data for Corporate & Other:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2018	2017	$	%	2018	2017	$	%
Net sales	$36.2	$37.3	$(1.1)	(2.9)%	$105.5	$107.1	$(1.6)	(1.5)%
Adjusted EBITDA	(39.5)	(46.9)	7.4	15.8%	(138.8)	(137.8)	(1.0)	(0.7)%

Comparison of the Three Months Ended September 30, 2018 and September 30, 2017

Net sales decreased $1.1 million, or 2.9%, compared to the same period in 2017. The net sales decrease was primarily attributable to the strategic decision to substantially exit the third-party logistics ("3PL") warehousing business.

The improvement in Adjusted EBITDA of $7.4 million, or 15.8%, was primarily driven by (i) a $5.6 million decrease in selling and administrative expenses and (ii) a $1.9 million decrease in distribution expense. The decrease in selling and administrative expenses was primarily due to lower incentive compensation expense. The decrease in distribution expenses was primarily driven by a decrease in freight and logistics expense.

Comparison of the Nine Months Ended September 30, 2018 and September 30, 2017

Net sales decreased $1.6 million, or 1.5%, compared to the same period in 2017. The net sales decrease was primarily attributable to the strategic decision to substantially exit the 3PL warehousing business.

Adjusted EBITDA decreased $1.0 million, or 0.7%, compared to the same period in 2017. The decrease in Adjusted EBITDA was primarily driven by a $5.4 million increase in selling and administrative expenses, partially offset by a $4.7 million decrease in distribution expense. The increase in selling and administrative expenses was primarily driven by an increase in personnel expenses primarily due to higher incentive compensation and health and welfare expenses. The decrease in distribution expenses was primarily driven by decreases in (i) freight and logistics expense and (ii) facilities rent and other related expenses.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. The following table sets forth a summary of cash flows:

	Nine Months Ended September 30,
(in millions)	2018	2017
Net cash provided by (used for):
Operating activities	$7.5	$(17.7)
Investing activities	(29.6)	(147.7)
Financing activities	13.0	171.2
Operating Activities
Net cash provided by operating activities improved by $25.2 million compared to the prior year primarily as a result of the combination of improvements in the changes in operating assets and liabilities. The improvements in changes in operating assets and liabilities were primarily driven by a decrease in working capital primarily due to decreases in accounts receivable and increases in accounts payable, driven by management's focus on working capital improvement, partially offset by increases in other current assets, primarily driven by an increase in supplier rebate receivables.

Investing Activities
Net cash used for investing activities improved by $118.1 million compared to the prior year primarily due to the 2017 results including (i) the acquisition of AAC offset slightly by the (ii) higher proceeds from the sale of the Austin, Texas and Hensall (Canada) facilities. See Note 5, Debt and Other Obligations, to the Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

Financing Activities
Net cash provided by financing activities decreased by $158.2 million compared to the prior year primarily due to the increased borrowings for the acquisition of AAC in 2017 and a favorable change from 2017 to 2018 in book overdrafts, due to the timing of payments. See Note 5, Debt and Other Obligations, to the Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

Funding and Liquidity Strategy

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2018, the available additional borrowing capacity under the ABL Facility was approximately $262.2 million. As of September 30, 2018, the Company held $11.5 million in outstanding letters of credit. See Note 5, Debt and Other Obligations, to the Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At September 30, 2018, the above test was not applicable and it is not expected to be applicable in the next 12 months.

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

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of September 30, 2018, other than operating lease obligations and the letters of credit under the ABL Facility. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

VERITIV CORPORATION
(Registrant)

Date:	November 6, 2018	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2018	By: /s/ Andrew E. Magley
Name: Andrew E. Magley
Title: Chief Accounting Officer
(Principal Accounting Officer)