Form 10-K
period 2018-12-31
Veritiv Corp
filed 2019-02-28
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 29, 2018, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on June 29, 2018, was $454,160,966. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers (as defined in Rule 3b-7 under the Exchange Act) and the UWW Holdings, LLC stockholder are the affiliates of the registrant.
The number of shares outstanding of the registrant's common stock as of February 22, 2019 was 15,901,416.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Factors that could cause actual results to differ materially from current expectations include risks and other factors described under "Risk Factors" in this report and elsewhere in the Company’s publicly available reports filed with the Securities and Exchange Commission ("SEC"), which contain a discussion of various factors that may affect the Company’s business or financial results. Such risks and other factors, which in some instances are beyond the Company’s control, include: the industry-wide decline in demand for paper and related products; increased competition from existing and non-traditional sources; adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets impacting our Company and our customers; foreign currency fluctuations; our ability to attract, train and retain highly qualified employees; the effects of work stoppages, union negotiations and labor disputes; the loss of any of our significant customers; changes in business conditions in our international operations; procurement and other risks in obtaining packaging, paper and facility products from our suppliers for resale to our customers; changes in prices for raw materials; increases in the cost of fuel and third-party freight and the availability of third-party freight providers; changes in trade policies and regulations; inclement weather, anti-terrorism measures and other disruptions to the transportation network; our dependence on a variety of information technology and telecommunications systems and the Internet; our reliance on third-party vendors for various services; cyber-security risks; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; regulatory changes and judicial rulings impacting our business; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; our inability to renew existing leases on acceptable terms, negotiate rent decreases or concessions and identify affordable real estate; our ability to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our pension and health care costs and participation in multi-employer pension, health and welfare plans; increasing interest rates; our ability to generate sufficient cash to service our debt; our ability to comply with the covenants contained in our debt agreements; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; changes in accounting standards and methodologies; our ability to realize the full benefit of the anticipated synergies, cost savings and growth opportunities from the merger transaction and our ability to integrate the xpedx business with the Unisource business; the possibility of incurring expenditures in excess of those currently budgeted in connection with the integration, and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.

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
We operate from approximately 160 distribution centers primarily throughout the United States ("U.S."), Canada and Mexico, serving customers across a broad range of industries. These customers include printers, publishers, data centers, manufacturers, higher education institutions, healthcare facilities, sporting and performance arenas, retail stores, government agencies, property managers and building service contractors.
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

The table below summarizes net sales for each of the above reportable segments, as well as the Corporate & Other category, as a percentage of consolidated net sales:

	Year Ended December 31,
	2018	2017	2016
Packaging	41%	38%	34%
Facility Solutions	15%	16%	15%
Print	31%	33%	37%
Publishing	12%	11%	13%
Corporate & Other	1%	2%	1%
Total	100%	100%	100%

Additional financial information regarding our reportable business segments and certain geographic information is included in Item 7 of this report and in Note 18 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Our History

Veritiv was established in 2014, following the spin-off of International Paper Company's ("International Paper") xpedx distribution solutions business ("xpedx") and the merger (the "Merger") of xpedx with UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource"), which we collectively refer to as the "Transactions". Following the Merger, Veritiv’s common stock began regular-way trading on the New York Stock Exchange on July 2, 2014 under the ticker symbol "VRTV".

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

On August 31, 2017, Veritiv completed its acquisition of 100% of the equity interest in various All American Containers entities (collectively, "AAC"), a family owned and operated distributor of rigid packaging products, including plastic, glass and metal containers, caps, closures and plastic pouches. The acquisition of AAC aligns with the Company's strategy of investing in higher growth and higher margin segments of the business. Through the acquisition, Veritiv gained expertise in rigid plastic, glass and metal packaging that complements its portfolio of packaging products and services. This acquisition also provided Veritiv with additional marketing, selling and distribution channels into the growing U.S. rigid packaging market. The rigid packaging market's primary product categories include paperboard, plastics, metals and glass.
Products and Services

Veritiv distributes well-known national and regional brand products as well as products marketed under its own private label brands. Products under the Company’s private label brands are manufactured by third-party suppliers in accordance with specifications established by the Company. Our portfolio of private label products includes:

•	Coated and uncoated papers, coated board and cut size under the Endurance, nordic+, Econosource, Starbrite Opaque Select and other brands;

•	Packaging products under the TUFflex brand, which include stretch film, mailers, shrink film, carton sealing tape, and other specialty tapes; and

•
Foodservice disposable products, cleaning chemicals, towels and tissues, can liners, sanitary maintenance supplies and a wide range of facility supplies products under the Reliable and Spring Grove brands.

The table below summarizes sales of products sold under private label brands as a percentage of the respective total Company or applicable segment's net sales for the periods shown:

	Year Ended December 31,
	2018	2017	2016
Packaging	6%	6%	6%
Facility Solutions	9%	8%	8%
Print	19%	20%	22%
Total Company	10%	10%	11%

Customers

We serve customers across a broad range of industries, through a variety of means ranging from multi-year sales agreements to transactional sales. The Company has valuable, multi-year, sales agreements with many of its largest customers that set forth the terms and conditions of sale including product pricing. We enter into incentive agreements with certain of our largest customers, which are generally based on sales to these customers. The Company’s customers are generally not required to purchase any minimum amount of products under these agreements and can place orders on an individual purchase order basis.

For the years ended December 31, 2018, 2017 and 2016, no single customer accounted for more than 5% of the Company’s consolidated net sales.

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

During the year ended December 31, 2018, approximately 38% of our purchases were made from ten suppliers.

Competition

The packaging, facility solutions, paper and publishing distribution industry is highly competitive, with numerous regional and local competitors, and is a mature industry characterized by slowing growth or, in the case of paper, declining demand. The Company’s principal competitors include national, regional and local distributors, national and regional manufacturers, independent brokers and both catalog-based and online business-to-business suppliers. Most of these competitors generally offer a wide range of products at prices comparable to those Veritiv offers, though at varying service levels. Additionally, new competition could arise from non-traditional sources, group purchasing organizations, e-commerce, discount wholesalers or consolidation among competitors. Veritiv believes it offers the full range of services required to effectively compete, but if new competitive sources appear, it may result in margin erosion or make it more difficult to attract and retain customers.

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

Working Capital

Veritiv's working capital needs generally reflect the need to carry significant amounts of inventory in our distribution centers to meet delivery requirements of our customers, as well as significant accounts receivable balances. As is typical in our industry, our customers often do not pay upon receipt, but are offered terms which are dependent on the specific circumstances of the sale.

Employees

As of December 31, 2018, Veritiv had approximately 8,700 employees worldwide, of which approximately 10% were in collective bargaining units. Labor contract negotiations are handled on an individual basis by a team of Veritiv Human Resources and operations personnel with legal support. Approximately 25% of the Company’s unionized employees have collective bargaining agreements that expire during 2019. We currently expect that we will be able to renegotiate such agreements on satisfactory terms. We consider labor relations to be good.

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

Intellectual Property

We have numerous well-recognized trademarks, represented primarily by our private label brands. Most of our trademark registrations are effective for an initial period of ten years, and we generally renew our trademark registrations before their expiration dates for trademarks that are in use or have reasonable potential for future use. Although our Packaging, Facility Solutions and Print segments rely on a number of trademarks that, in the aggregate, provide important protections to the Company, no single trademark is material to any one of these segments. See the Products and Services section above for additional information regarding our private label brand sales. Additionally, Veritiv does not have any material patents or licenses.

Seasonality

The Company’s operating results are subject to seasonal influences.  Historically, our higher consolidated net sales occur during the third and fourth quarters while our lowest consolidated net sales occur during the first quarter. The Packaging segment net sales tend to increase each quarter throughout the year and net sales for the first quarter are typically less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that build up to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment tend to peak in the third quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and from back-to-school activities. Within the Print and Publishing segments, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year.

Executive Officers of the Company

The following table sets forth certain information concerning the individuals who serve as executive officers of the Company as of February 28, 2019.

Name	Age	Position
Mary A. Laschinger	58	Chairman and Chief Executive Officer
Stephen J. Smith	55	Senior Vice President and Chief Financial Officer
Salvatore A. Abbate	50	Senior Vice President and Chief Commercial Officer
Charles B. Henry	54	Senior Vice President Strategic Initiatives
Mark W. Hianik	58	Senior Vice President, General Counsel and Corporate Secretary
Thomas S. Lazzaro	55	Senior Vice President Sales
Elizabeth A. Patrick	51	Senior Vice President and Chief Human Resources Officer
Tracy L. Pearson	48	Senior Vice President Supply Chain Operations
Daniel J. Watkoske	50	Senior Vice President Print

The following descriptions of the business experience of our executive officers include the principal positions held by them since February 2014.

Mary A. Laschinger has served as Chairman and Chief Executive Officer of the Company since July 2014. Previously, Ms. Laschinger served as Senior Vice President of International Paper Company, a global packaging and paper manufacturing company, from 2007 to July 2014 and as President of its xpedx distribution business from January 2010 to July 2014. Ms. Laschinger previously served as President of International Paper’s Europe, Middle East, Africa and Russia business, Vice President and General Manager of International Paper’s Wood Products and Pulp businesses and in other senior management roles at International Paper in sales, marketing, manufacturing and supply chain. Ms. Laschinger joined International Paper in 1992. Prior to joining International Paper, Ms. Laschinger held various positions in sales, marketing and supply chain at James River Corporation and Kimberly-Clark Corporation. Ms. Laschinger has significant knowledge and executive management experience running domestic and international manufacturing and distribution businesses as well as a deep understanding of Veritiv and the industry in which it operates. Ms. Laschinger also serves as a director of Kellogg Company and the Federal Reserve Bank of Atlanta.

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

Salvatore A. Abbate has served as Senior Vice President and Chief Commercial Officer of the Company since April 2018.  Previously, Mr. Abbate served as Senior Vice President, Chief Sales & Marketing Officer for Andersen Windows & Doors, Inc., a leading North American window and door manufacturer, from July 2013 to March 2018. From September 2011 to June 2013, Mr. Abbate served as Senior Vice President, Sales and Marketing for Andersen. Prior to that, Mr. Abbate served as Vice-President, Global Sales and Marketing for the performance films division of Solutia, Inc., a performance materials and specialty chemical provider. Prior to Solutia, Mr. Abbate held various sales, marketing and operations roles for several divisions of Armstrong. Mr. Abbate has significant experience in sales, marketing, field operations, manufacturing and process improvement.

Charles B. Henry has served as Senior Vice President Strategic Initiatives of the Company since April 2018 and from March 2016 to April 2018 served as Senior Vice President Corporate Services.  Previously, Mr. Henry served as Senior Vice President Commercial Excellence and Enterprise Initiatives of the Company from January 2016 to March 2016.  Previously, Mr. Henry served as Senior Vice President Integration and Change Management of the Company from July 2014 to December 2015. Prior to that, Mr. Henry served as Vice President, Strategy Management and Integration of xpedx from March 2013 to July 2014 and was a member of the xpedx Senior Lead Team. Prior to that, he served as Director of the xpedx Strategy Management Office from February 2011 to March 2013. Prior to that, he served as a Director in International Paper’s Supply Chain Project Management Office. Mr. Henry joined International Paper in 1986 and served in a variety of supply chain, sales and general management roles within International Paper’s Program Management Office, Printing and Communications Papers business and Global Supply Chain operations. Mr. Henry has significant strategy and project management experience in the manufacturing and distribution industries.

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

Thomas S. Lazzaro has served as Senior Vice President Sales of the Company since January 2019. Previously, Mr. Lazzaro served as Senior Vice President Field Sales and Operations of the Company from July 2014 to January 2019. Previously, Mr. Lazzaro served as Executive Vice President, Supply Chain of xpedx from March 2013 to July 2014 and was a member of the xpedx Senior Lead Team. Mr. Lazzaro joined xpedx in January 2011 as Executive Vice President and Chief Procurement Officer, responsible for all aspects of the purchasing organization. Prior to xpedx, Mr. Lazzaro was a senior executive with HD Supply, The Home Depot and General Electric. Mr. Lazzaro has significant experience in general management, supply chain, operations and finance in the manufacturing and distribution industries.

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

Tracy L. Pearson has served as Senior Vice President of Supply Chain Operations of the Company since January 2019. Previously, Ms. Pearson served as Senior Vice President Packaging of the Company from October 2016 to January

2019. Prior to that, Ms. Pearson served as Vice President and General Manager, South Area, for the Container the Americas business of International Paper Company, a global packaging and paper manufacturing company, from May 2016 to October 2016. Prior to that, Ms. Pearson served as Vice President and General Manager for the Foodservice packaging business of International Paper from August 2011 to May 2016. Ms. Pearson joined International Paper in 1994 and served in a variety of sales, supply chain, marketing, process engineering, product development, and sales and general management roles within International Paper’s packaging and print businesses. Ms. Pearson has significant experience in general management, sales and sales management, and supply chain in the packaging and paper manufacturing and distribution industries.

Daniel J. Watkoske has served as Senior Vice President Print of the Company since July 2014 and, from October 2016 to January 2019, also served as Senior Vice President of Veritiv Services. Previously, Mr. Watkoske served as Executive Vice President Sales for xpedx from January 2011 to July 2014 and was a member of the xpedx Senior Lead Team. Prior to that, Mr. Watkoske served as Group Vice President for the xpedx Metro New York Group from January 2008 to January 2011. Previously, Mr. Watkoske served as Vice President National Accounts for xpedx. Mr. Watkoske joined International Paper in 1989 as a sales trainee for Nationwide Papers, which later became part of xpedx. Mr. Watkoske has significant sales, sales management and operations experience in the paper and packaging distribution industries.

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

Our corporate website is https://www.veritivcorp.com. Information contained on our website is not part of this Annual Report on Form 10-K. Through the "Investor Relations" portion of this website, we make available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other relevant filings with the SEC and any amendments to those reports as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. These filings are also accessible on the SEC's website at http://www.sec.gov.

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

Adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets could have a material adverse effect on the demand for our products, the business, and the financial condition and results of operations of our Company and our customers.

The persistently slow rate of increase in the U.S. gross domestic product ("GDP") in recent years has adversely affected our results of operations. If GDP continues to increase at a slow rate or if economic growth declines, demand for the products we sell will be adversely affected. In addition, volatility in the global capital and credit markets, which impacts interest rates, currency exchange rates and the availability of credit, could have a material adverse effect on the business, financial condition and results of operations of our Company and our customers. Financial difficulties of customers, whether as a result of a downturn in general economic or industry conditions or otherwise, may result in failures of customers to timely pay amounts due or adversely affect the collectability of our accounts receivable, which could have a material adverse effect on our business, financial condition and results of operations. We also have exposure to counterparties with which we routinely execute transactions. A bankruptcy or liquidity event by one or more of our customers or counterparties, such as financial institutions, could have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 10% of our employees were in collective bargaining units as of December 31, 2018. Historically, the effects of collective bargaining and other similar labor agreements have not been significant. However, if a larger number of our employees were to unionize, including in the wake of any future legislation or administrative regulation that makes it easier for employees to unionize, the effect may be negative.

Approximately 25% of the Company’s unionized employees have collective bargaining agreements that expire during 2019. Any inability to negotiate acceptable new contracts under these collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if additional employees become represented by a union, a disruption of our operations and higher labor costs could result. Labor relations matters affecting our suppliers of products and services could also adversely affect our business from time to time.

The loss of any of our significant customers could adversely affect our financial condition.

Our ten largest customers generated approximately 9% of our consolidated net sales for the year ended December 31, 2018, and our largest customer accounted for approximately 2% of our consolidated net sales in that same period. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historic levels.

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

Our operating results and business prospects could be substantially affected by risks related to Canada, Mexico and other non-U.S. countries where we sell and distribute or purchase our products. Some of our operations are in or near locations that have suffered from political, social and economic issues; civil unrest; and a high level of criminal activity. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel and the security of our operations. Downturns in economic activity, adverse tax consequences or any change in social, political or labor conditions in any of the countries in which we operate could negatively affect our financial results. In addition, our international operations are subject to regulation under U.S. law and other laws related to operations in foreign jurisdictions. For example, the Foreign Corrupt Practices Act of 1977 (the "FCPA") prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. Failure to comply with domestic or foreign laws could result in various adverse consequences, including the imposition of civil or criminal sanctions and the prosecution of executives overseeing our international operations.

We purchase all of the products we sell to our customers from other parties, and conditions beyond our control can interrupt our supplies and increase our product costs.

As a distributor, we obtain our packaging, paper and facility products from third-party suppliers. Our business and financial results are dependent on our ability to purchase products from suppliers not controlled by us that we, in turn, sell to our customers. We may not be able to obtain the products we need on open credit, with market or other favorable terms, or at all. During the year ended December 31, 2018, approximately 38% of our purchases were made from ten suppliers. A sustained disruption in our ability to source products from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders resulting in lost sales and, in rare cases, damages for late or non-delivery.

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

Increases in the cost of fuel and third-party freight as well as the availability of third-party freight providers could have an adverse effect on our business and results of operations.

Volatile fuel prices have a direct impact on our business.  We also depend upon third-party freight providers in order to conduct our business. The cost of fuel and third-party freight affects the price paid by us for products as well as the expense incurred to deliver products to our customers.  Increased fuel costs, increased government regulation and limitations on driver availability impacting the freight transportation industry may adversely impact the cost and availability of third-party freight services.  Although we have been able to pass along a portion of increased fuel and third-party freight costs to our customers in the past, there is no guarantee that we can continue to do so.  Increases in fuel and third-party freight costs or the unavailability of third-party freight providers may adversely affect our business and results of operations.

Changes in U.S. and international trade policies and regulations could adversely affect our business and operating results.

Although we primarily serve markets in the U.S., we also have operations in Canada and Mexico, and we purchase our products from a wide variety of domestic and international suppliers. Changes to U.S. trade policies, including the adoption or expansion of trade restrictions, sanctions and other related governmental actions or policies, can disrupt geographic and industry demand trends and prompt other countries to change their own trade policies, including through the adoption of retaliatory tariffs or expansion of other trade restrictions. These changes may cause us to make changes in our supply chain strategies or adversely impact our own costs. Increasing the costs of our products as a result of tariffs or other adverse trade restrictions, or minimizing the number of our products subject to tariffs or other adverse trade restrictions, could cause customers to turn to other distributors and we may be unable to locate alternative suppliers at acceptable costs. Such actions may result in margin erosion or make it difficult to attract and retain customers.

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

Our operations are subject to U.S. and international laws and regulations, including regulations of the U.S. Department of Transportation Federal Motor Carrier Safety Administration, the import and export of goods, customs regulations, Office of Foreign Asset Control and the FCPA. Expenditures related to the cost of compliance with laws, rules and regulations, tariffs and duties could adversely impact our business and results of operations. In addition, we could incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, laws, regulations, codes and common law.

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

Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. Although we believe that the judgments and estimates with respect to the valuation allowances are appropriate and reasonable under the circumstances, actual results could differ from projected results, which could give rise to additions to valuation allowances or reductions in valuation allowances. It is possible that such changes could have a material adverse effect on the amount of income tax expense (benefit) recorded in our Consolidated Statements of Operations.

Our inability to renew existing leases on acceptable terms, negotiate rent decreases or concessions and identify affordable real estate could adversely affect our operating results.

We may be unable to successfully negotiate or renew existing leases at attractive rents, negotiate rent decreases or concessions or identify affordable real estate. A key factor in our operating performance is the location and associated real estate costs of our distribution centers. Our inability to negotiate or renew these leases on favorable terms, or at all, could have a material adverse effect on our business and results of operations due to, among other things, any resultant increased lease payments.

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

We contribute to multi-employer defined benefit pension plans as well as multi-employer health and welfare plans under the terms of collective bargaining agreements that cover certain unionized employee groups in the United States. The risks of participating in multi-employer pension plans differ from single employer-sponsored plans and such plans are subject to regulation under the Pension Protection Act (the "PPA"). Additionally, changes in regulations covering these plans could increase our costs and/or potential withdrawal liability.

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

As of December 31, 2018, we had approximately $984.8 million in total indebtedness, reflecting borrowings of $932.1 million under the asset-based lending facility (the "ABL Facility"), $14.5 million of financing obligations (exclusive of the non-monetary portion) and $38.2 million of equipment capital lease and other obligations. This level of indebtedness could have important consequences to our financial condition, operating results and business, including the following:

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

•
exposing us to risk of increased interest rates on our borrowings due to the variable rate exposure associated with the ABL Facility, which can be worsened by (i) increased interest rates up to the level covered by our interest rate cap, (ii) increased interest rates on borrowings in excess of the notional amount of our interest rate cap, and (iii) the expiration of our interest rate cap without an equivalent replacement;

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

Risks Relating to the Transactions

We may not realize the full benefits of the anticipated synergies, cost savings and growth opportunities from the Merger.

The benefits of the Merger depend, in part, on our ability to realize anticipated growth opportunities, cost savings and other synergies. Even if we are able to integrate the xpedx and Unisource businesses successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost savings and other synergies that we currently expect from this integration within the anticipated time frame or at all. We have incurred and will continue to incur expenses in connection with the integration of these businesses. Such expenses may exceed current estimates and accordingly, the full benefits from the Merger may be offset by costs or delays incurred in integrating the businesses.

We have incurred and continue to incur significant costs and charges associated with the Transactions that could affect our period-to-period operating results.

Through December 31, 2018, we have incurred approximately $282 million in costs and charges associated with the Transactions, including approximately $106 million for capital expenditures and $22 million related to the complete or partial withdrawal from various multi-employer pension plans. We anticipate that we will incur additional costs and charges associated with the Transactions. We are not able to quantify the total amount of these costs and charges or the period in which they will be incurred as the operating plans affecting these costs are evolving and most charges relating to the withdrawal from multi-employer pension plans are uncertain. Excluding the multi-employer pension plan withdrawal charges, we currently anticipate that total net costs and charges associated with the Transactions will be approximately $320 million to $330 million through December 31, 2019. The amount and timing of these costs and charges could adversely affect our period-to-period operating results, which could result in a reduction in the market price of shares of our common stock. Moreover, delays in completing the integration may reduce or delay the synergies and other benefits expected from the Transactions and such reduction may be material.

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

Our three largest shareholders collectively owned approximately 52% of our outstanding common stock as of December 31, 2018. As a result, certain of these shareholders may exercise significant influence over all matters requiring shareholder approval, including approval of significant corporate transactions, which may reduce the market price of our common stock. Additionally, the interests of these shareholders may conflict with the interests of our other shareholders.

This concentrated ownership could also result in a limited amount of shares being available to be traded in the market, resulting in reduced liquidity. Further, all of the shares of our common stock owned by the UWWH Stockholder are registered for resale under the Securities Act of 1933 and, subject to certain limitations, all or a portion of such shares may be offered and sold to the public in the future. When some or all of the shares held by the UWWH Stockholder are sold, or if it is perceived that they will be sold, the market price of our common stock could decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2018, we had a distribution network operating from approximately 160 distribution centers.

	Leased	Owned	Total
Properties	150	10	160
Square feet (in millions)	18.3	1.1	19.4

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Veritiv's common stock is publicly traded on the New York Stock Exchange ("NYSE") under the ticker symbol "VRTV". As of February 22, 2019, there were 5,445 shareholders of record. The number of record holders does not include shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

On March 22, 2017 and September 25, 2018, the UWWH Stockholder sold 1.80 million shares and 1.50 million shares of Veritiv common stock, respectively, in block trades. The Company did not sell or repurchase any shares and did not receive any of the proceeds in these transactions.

The UWWH Stockholder beneficially owned 2,783,840 shares of Veritiv's outstanding common stock as of December 31, 2018.

Performance Graph

The following graph provides a comparison of the cumulative shareholder return on the Company's common stock to the returns of the Russell 2000 Index and the average performance of a group consisting of the Company's peer companies (the "Peer Group") based on total shareholder return from June 18, 2014 (the first day Veritiv's common stock began "when-issued" trading on the NYSE) through December 31, 2018. Companies included in the Peer Group are as follows:

•	Anixter International Inc.	•	Genuine Parts Company	•	ScanSource, Inc.
•	Applied Industrial Technologies, Inc.	•	Graphic Packaging Holding Company	•	Sealed Air Corporation
•	Arrow Electronics, Inc.	•	InnerWorkings, Inc.	•	Sonoco Products Company
•	Avery Dennison Corporation	•	International Paper Company	•	W.W. Grainger, Inc.
•	Avnet, Inc.	•	Kaman Corporation	•	WESCO International, Inc.
•	Bemis Company, Inc.	•	MSC Industrial Direct Co., Inc.	•	WestRock Company
•	Brady Corporation	•	Neenah Inc.
•	Deluxe Corporation	•	Office Depot, Inc.
•	Domtar Corporation	•	Packaging Corporation of America
•	Ennis, Inc.	•	P.H. Glatfelter Company
•	Essendant Inc.	•	R.R. Donnelley & Sons Company
•	Fastenal Company	•	Resolute Forest Products, Inc.

KapStone Paper and Packaging Corporation was removed from the Peer Group due to its acquisition by WestRock Company in November 2018.

The graph is not, and is not intended to be, indicative of future performance of our common stock. The graph assumes $100 invested on June 18, 2014 in the Company, the Russell 2000 Index and the Peer Group. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents the selected historical consolidated financial data for Veritiv and should be read in conjunction with Item 7 of this report and the audited Consolidated Financial Statements and notes thereto contained in Item 8 of this report. The Consolidated Statements of Operations data for the years ended December 31, 2018, 2017 and 2016 and the Consolidated Balance Sheets data as of December 31, 2018 and 2017 set forth below are derived from the audited Consolidated Financial Statements included in Item 8 of this report.

The Consolidated and Combined Statements of Operations data for the years ended December 31, 2015 and 2014 and the Consolidated Balance Sheets data as of December 31, 2016, 2015 and 2014 are derived from Veritiv's audited Consolidated Financial Statements for 2016 and 2015. These financial statements are not included in this report.

The financial information may not be indicative of Veritiv's future performance and the financial information presented for the period prior to the Transactions does not necessarily reflect what the financial condition and results of operations would have been had Veritiv operated as a separate, stand-alone entity during that period.

(in millions, except per share data)	As of and for the Year Ended December 31,
Statements of Operations Data	2018	2017	2016	2015	2014(1)
Net sales	$8,696.2	$8,364.7	$8,326.6	$8,717.7	$7,406.5
Cost of products sold	7,155.7	6,846.6	6,826.4	7,160.3	6,180.9
Distribution expenses	550.5	516.9	505.1	521.8	426.2
Selling and administrative expenses (2)	867.6	875.7	827.9	856.0	690.5
Depreciation and amortization	53.5	54.2	54.7	56.9	37.6
Integration, acquisition and merger expenses	31.8	36.5	25.9	34.9	75.1
Restructuring charges, net	21.3	16.7	12.4	11.3	4.0
Operating income (loss) (2)	15.8	18.1	74.2	76.5	(7.8)
Income tax expense (benefit)	5.5	11.4	19.8	18.2	(2.1)
Income (loss) from continuing operations	(15.7)	(13.3)	21.0	26.7	(19.5)
Loss from discontinued operations, net of income taxes	—	—	—	—	(0.1)
Net income (loss)	(15.7)	(13.3)	21.0	26.7	(19.6)

Earnings (loss) per share(3):
Basic
Continuing operations	$(0.99)	$(0.85)	$1.31	$1.67	$(1.61)
Discontinued operations	—	—	—	—	(0.01)
Basic earnings (loss) per share	$(0.99)	$(0.85)	$1.31	$1.67	$(1.62)

Diluted
Continuing operations	$(0.99)	$(0.85)	$1.30	$1.67	$(1.61)
Discontinued operations	—	—	—	—	(0.01)
Diluted earnings (loss) per share	$(0.99)	$(0.85)	$1.30	$1.67	$(1.62)

Balance Sheets Data (at period end)
Accounts receivable, net	$1,181.4	$1,174.3	$1,048.3	$1,037.5	$1,115.1
Inventories	688.2	722.7	707.9	720.6	673.2
Total assets (4)	2,529.7	2,708.4	2,483.7	2,476.9	2,574.5
Long-term debt, net of current maturities (5)	963.6	908.3	749.2	800.5	855.0
Financing obligations, less current portion (4)	23.6	181.6	176.1	197.8	212.4
Defined benefit pension obligations	21.1	24.4	27.6	28.7	36.3
Other non-current liabilities	128.6	137.0	121.2	105.6	107.2
(1) Includes the operating results of Unisource for the six months ended December 31, 2014.
(2) Prior year amounts have been revised to reflect the impact of the adoption of ASU 2017-07 in 2018. See Note 1 of the Notes to Consolidated Financial Statements for information regarding the adoption.
(3) See Note 14 of the Notes to Consolidated Financial Statements for information regarding the shares of common stock utilized in the computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016.
(4) See Note 6 of the Notes to Consolidated Financial Statements for information regarding the impacts to property and equipment and financing obligations due to the termination or expiration of the related party financing obligations, the majority of which occurred in 2018.
(5) See Note 3 of the Notes to Consolidated Financial Statements for information regarding the acquisition of All American Containers in 2017, which was funded through the Company's ABL Facility.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Executive Overview

Business Overview

Veritiv is a leading North American business-to-business distributor of packaging, facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. The Company operates from approximately 160 distribution centers primarily throughout the United States ("U.S."), Canada and Mexico.

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

•
Facility Solutions – The Facility Solutions segment sources and sells cleaning, break-room and other supplies such as towels, tissues, wipers and dispensers, can liners, commercial cleaning chemicals, soaps and sanitizers, sanitary maintenance supplies and equipment, safety and hazard supplies, and shampoos and amenities primarily in the U.S., Canada and Mexico. Veritiv is a leading distributor in the Facility Solutions segment. Through this segment Veritiv manages a world class network of leading suppliers in most facilities solutions categories. Additionally, the Company offers total cost of ownership solutions with re-merchandising, budgeting and compliance reporting, inventory management, and a sales-force trained to bring leading vertical expertise to the major North American geographies.

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

Consistent with our strategy of investing in higher growth and higher margin segments, on August 31, 2017, Veritiv acquired 100% of the equity interest in various All American Containers entities (collectively, "AAC"), a distributor of rigid packaging, including plastic, glass and metal containers, caps, closures and plastic pouches. Through this acquisition, the Company gained expertise in rigid packaging and was provided with additional marketing, selling and distribution channels into the growing U.S. rigid packaging market.

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the years ended December 31, 2018, 2017 and 2016.

Comparison of the Years Ended December 31, 2018, 2017 and 2016

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
				Increase (Decrease)		Increase (Decrease)
(in millions)	2018	2017	2016	$	%	$	%
Net sales	$8,696.2	$8,364.7	$8,326.6	$331.5	4.0%	$38.1	0.5%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	7,155.7	6,846.6	6,826.4	309.1	4.5%	20.2	0.3%
Distribution expenses	550.5	516.9	505.1	33.6	6.5%	11.8	2.3%
Selling and administrative expenses (1)	867.6	875.7	827.9	(8.1)	(0.9)%	47.8	5.8%
Depreciation and amortization	53.5	54.2	54.7	(0.7)	(1.3)%	(0.5)	(0.9)%
Integration and acquisition expenses	31.8	36.5	25.9	(4.7)	(12.9)%	10.6	40.9%
Restructuring charges, net	21.3	16.7	12.4	4.6	27.5%	4.3	34.7%
Operating income (1)	15.8	18.1	74.2	(2.3)	(12.7)%	(56.1)	(75.6)%
Interest expense, net	42.3	31.2	27.5	11.1	35.6%	3.7	13.5%
Other (income) expense, net (1)	(16.3)	(11.2)	5.9	(5.1)	(45.5)%	(17.1)	*
Income (loss) before income taxes	(10.2)	(1.9)	40.8	(8.3)	*	(42.7)	(104.7)%
Income tax expense	5.5	11.4	19.8	(5.9)	(51.8)%	(8.4)	(42.4)%
Net income (loss)	$(15.7)	$(13.3)	$21.0	$(2.4)	(18.0)%	$(34.3)	(163.3)%
* - not meaningful
(1) Prior year amounts have been revised to reflect the impact of the adoption of ASU 2017-07 in 2018. See Note 1 of the Notes to Consolidated Financial Statements for information related to the adoption.

Net Sales

•
2018 compared to 2017: Net sales increased by $331.5 million, or 4.0%, primarily due to a $172.5 million increase in net sales for the eight months with no comparable sales related to the AAC acquisition on August 31, 2017. Increases in net sales in the Packaging and Publishing segments were partially offset by a decline in the Print segment. See the “Segment Results” section for additional discussion.

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

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)

•
2018 compared to 2017: Cost of products sold increased by $309.1 million, or 4.5%, primarily due to the growth in net sales as previously discussed. See the “Segment Results” section for additional discussion.

•
2017 compared to 2016: Cost of products sold increased by $20.2 million, or 0.3%, primarily due to the growth in net sales as previously discussed. See the “Segment Results” section for additional discussion.

Distribution Expenses

•
2018 compared to 2017: Distribution expenses increased by $33.6 million or 6.5%. The increase was primarily due to (i) a $10.9 million increase in personnel expense primarily due to the withdrawal from a multi-employer pension plan in the year ended December 31, 2018, (ii) a $10.3 million increase for the eight months with no comparable expenses related to the AAC acquisition on August 31, 2017, (iii) a $6.9 million increase in facilities rent primarily due to r eplacing certain property leases, that were previously treated as financing arrangements (expenses included in depreciation and amortization and interest expense, net) with operating leases (expenses included in distribution expenses) and (iv) a $2.6 million increase in freight and logistics expenses driven mostly by increased third-party freight costs and diesel fuel prices.

•
2017 compared to 2016: Distribution expenses increased by $11.8 million or 2.3%. Distribution expenses increased $12.2 million from an increase in freight and logistics expenses, primarily due to increased third-party freight costs, transfer expenses and diesel fuel prices and $4.9 million related to the AAC acquisition. These increases were partially offset by (i) a $1.7 million decrease in facilities rent and other related expenses, (ii) a $1.5 million decrease in insurance expense and (iii) a $1.6 million decrease in personnel expenses as well as maintenance and material expenses. The offsetting decreases were primarily driven by warehouse consolidations.

Selling and Administrative Expenses

•
2018 compared to 2017: Selling and administrative expenses decreased by $8.1 million or 0.9%. The decrease was primarily due to a (i) $17.8 million decrease in compensation expense mainly driven by a decrease in personnel and commission expenses primarily related to the Print segment as well as a decrease in incentive compensation expense, (ii) a $7.7 million decrease from asset impairments related to goodwill and customer relationships in the Veritiv logistics solutions business in the year ended December 31, 2017, (iii) a $3.8 million decrease in legal expense, (iv) a $2.8 million decrease in travel and entertainment expenses, (v) a net gain of $2.7 million related to a warehouse sale and (vi) a $2.1 million decrease in marketing and communications expense. The decrease was partially offset by a $17.6 million increase for the eight months with no comparable expenses related to the AAC acquisition on August 31, 2017 and an $11.1 million increase in bad debt expense primarily driven by the Print segment. The increase in bad debt expense was primarily due to additional reserves related to certain customers with declining financial conditions during 2018. See Note 4 of the Notes to Consolidated Financial Statements for information related to the Print segment restructuring plan.

•
2017 compared to 2016: Selling and administrative expenses increased by $47.8 million or 5.8%. The increase was primarily attributed to (i) an $18.8 million increase in personnel expenses, (ii) a $13.3 million increase in bad debt expense and (iii) a $9.3 million increase related to the AAC acquisition. The increase in personnel expenses was primarily driven by an increase in headcount to support the Company's growth strategy as well as lower commissions in 2016 due to the recovery of commission advances. The increase in bad debt expense was primarily due to additional reserves related to certain customers with declining financial conditions during 2017 combined with favorable collections experience in 2016. Selling and administrative expenses also included $7.7 million of impairment charges related to the impairment of the logistics solutions business goodwill and customer relationship intangible asset and $0.7 million for the impairment of software.

Depreciation and Amortization

•	2018 compared to 2017: Depreciation and amortization expense decreased $0.7 million.

•	2017 compared to 2016: Depreciation and amortization expense decreased $0.5 million.
Integration and Acquisition Expenses
During the years ended December 31, 2018, 2017 and 2016, Veritiv incurred costs and charges to integrate its combined businesses.  Integration expenses include internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate its businesses. Additionally, Veritiv incurred integration and acquisition expenses of $2.1 million and $8.0 million in 2018 and 2017, respectively, related to the acquisition of AAC. See Note 4 of the Notes to Consolidated Financial Statements for information related to integration and acquisition expenses.
Restructuring Charges, Net
Restructuring charges, net relates primarily to Veritiv's restructuring of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. Restructuring charges, net includes net gains related to the sale or exit of certain facilities totaling $15.0 million, $24.4 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 4 of the Notes to Consolidated Financial Statements for information related to restructuring charges. The Company may continue to record restructuring charges in the future as these activities progress, which may include gains or losses from the disposition of assets.

Interest Expense, Net
     Interest expense, net in 2018 consisted of (i) $36.9 million of interest expense on the Company’s asset-based lending facility (the “ABL Facility”), (ii) $2.6 million for amortization of deferred financing costs related to the ABL Facility and (iii) $2.8 million in miscellaneous interest expense. Interest expense, net in 2018 increased by $11.1 million compared to 2017 due to (i) increased interest rates due primarily to an increase in LIBOR and (ii) an increased average balance on the Company's ABL Facility. The increased average balance on the ABL Facility was primarily due to borrowings to fund the acquisition of AAC. See Note 6 of the Notes to Consolidated Financial Statements for information related to the ABL Facility. See Note 3 of the Notes to Consolidated Financial Statements for information related to the acquisition of AAC.

Interest expense, net in 2017 consisted of (i) $25.5 million of interest expense on the Company’s ABL Facility, (ii) $2.6 million for amortization of deferred financing costs related to the ABL Facility and (iii) $3.1 million in miscellaneous interest expense. Interest expense, net in 2017 increased by $3.7 million compared to 2016 due to (i) an increased average balance on the ABL Facility and (ii) increased interest rates due primarily to an increase in LIBOR. The increased average balance and interest rates on the ABL Facility were primarily due to borrowings to fund the acquisition of AAC on August 31, 2017. See Note 6 of the Notes to Consolidated Financial Statements for information related to the ABL Facility. See Note 3 of the Notes to Consolidated Financial Statements for information related to the acquisition of AAC.
Other (Income) Expense, Net

•
2018 compared to 2017: Other (income) expense, net, was income of $16.3 million. This was a net other income increase of $5.1 million, compared to the same period in 2017. In 2018 there was a $12.3 million reduction in the estimated fair value of the AAC contingent consideration compared to an increase of $2.0 million in 2017. See Note 12 of the Notes to Consolidated Financial Statements for information related to the AAC contingent consideration. The remaining income was primarily driven by changes associated with the Tax Receivable Agreement. See Note 10 of the Notes to Consolidated Financial Statements for information related to the Tax Receivable Agreement.

•
2017 compared to 2016: Other (income) expense, net was income of $11.2 million in 2017 compared to expense of $5.9 million in 2016. The $17.1 million change is primarily the result of the Tax Cuts and Jobs Act (the "Tax Act") which lowered the U.S. corporate federal tax rate, from 35.0% to 21.0%. The lower rate reduced the value of the Tax Receivable Agreement liability by $13.5 million which was recorded as other income in the fourth quarter of 2017. See Note 9 of the Notes to Consolidated Financial Statements for information related to the Tax Act.

Effective Tax Rate
Veritiv's effective tax rates were (53.9)%, (600.0)% and 48.5% for the years ended December 31, 2018, 2017 and 2016 respectively. The difference between the Company’s effective tax rates for the years ended December 31, 2018, 2017 and 2016 and the U.S. statutory tax rates of 21.0% for 2018 and 35.0% for 2017 and 2016, includes the impact of non-deductible expenses, state income taxes (net of federal income tax benefit), the Company's income (loss) by jurisdiction, the tax effect of Tax Receivable Agreement changes, and changes in the valuation allowance against deferred tax assets.

Additionally, the Company’s effective tax rate for the year ended December 31, 2018 was impacted by the following discrete items:

•	A $1.7 million expense for the impact of stock compensation vesting.

•	A $1.4 million expense for the impact of Global Intangible Low Taxed Income.

•
A $1.3 million expense recorded in 2018 for the accounting completed under the measurement period related to the Tax Act under Staff Accounting Bulletin 118, totaling $31.5 million of cumulative effect of which $24.0 million is remeasurement of our deferred taxes and $7.5 million for the one-time transition tax. See Note 9 of the Notes to the Consolidated Financial Statements for additional details regarding the Tax Act.

•	A $1.0 million benefit for certain tax credits.

Further, the Company’s effective tax rate for the year ended December 31, 2017 was impacted by a near break-even pre-tax book loss in combination with the impact of the following discrete items:

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

The volatility of the Company's effective tax rate has been primarily due to both the level of pre-tax income as well as variations in the Company's income (loss) by jurisdiction. For the year ended December 31, 2018, the Company’s provision for income taxes continued to be highly sensitive for these reasons. The Company continues to expect a volatile effective tax rate for the full year 2019.  The effective tax rate may continue to vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses, uncertainty related to the future impact of the Tax Act, and other items that could impact the effective tax rate. See Note 9 of the Notes to Consolidated Financial Statements for additional details.
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

Due to the shared nature of the distribution network, distribution expenses are not a specific charge to each segment but are instead allocated to each segment based primarily on operational metrics that correlate with changes in volume. Accordingly, distribution expenses allocated to each segment are highly interdependent on the results of other segments. Lower volume in any segment that is not offset by a reduction in distribution expenses can result in the other segments absorbing a larger share of distribution expenses. Conversely, higher volume in any segment can result in the other segments absorbing a smaller share of distribution expenses. The impact of this at the segment level is that the changes in distribution expenses trends may not correspond with volume trends within a particular segment.

The Company sells thousands of products. In the Packaging and Facility Solutions segments, Veritiv is unable to compute the impact of changes in net sales volume based on changes in net sales of each individual product. Rather, the Company assumes that the margin stays constant and estimates the volume impact based on changes in cost of products sold as a proxy for the change in net sales volume. After any other significant net sales variances are identified, the remaining net sales variance is attributed to price/mix. As a result of the information technology conversion efforts under the Company's integration plan, the Company has enhanced its insight into the Print segment's changes in volume and thus it no longer needs to rely on cost of products sold as a proxy for the changes in sales volumes.

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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Year Ended December 31, 2018
Net sales	$3,547.1	$1,311.7	$2,676.7	$1,019.2	$141.5
Adjusted EBITDA	246.7	29.0	64.0	24.6	(178.9)
Adjusted EBITDA as a % of net sales	7.0%	2.2%	2.4%	2.4%	*

Year Ended December 31, 2017
Net sales	$3,157.8	$1,309.7	$2,793.7	$958.0	$145.5
Adjusted EBITDA	238.0	35.5	60.8	26.4	(184.3)
Adjusted EBITDA as a % of net sales	7.5%	2.7%	2.2%	2.8%	*

Year Ended December 31, 2016
Net sales	$2,854.2	$1,271.6	$3,047.4	$1,033.6	$119.8
Adjusted EBITDA	221.2	47.0	76.8	23.6	(176.4)
Adjusted EBITDA as a % of net sales	7.7%	3.7%	2.5%	2.3%	*
* - not meaningful

See Note 18 of the Notes to Consolidated Financial Statements for a reconciliation of income (loss) before income taxes as reflected in the Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments.

Packaging

The table below presents selected data with respect to the Packaging segment:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
				Increase (Decrease)		Increase (Decrease)
(in millions)	2018	2017	2016	$	%	$	%
Net sales	$3,547.1	$3,157.8	$2,854.2	$389.3	12.3%	$303.6	10.6%
Adjusted EBITDA	246.7	238.0	221.2	8.7	3.7%	16.8	7.6%
Adjusted EBITDA as a % of net sales	7.0%	7.5%	7.7%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2018 vs. 2017	2017 vs. 2016
Volume	$410.4	$315.0
Foreign currency	0.9	3.3
Price/Mix	(22.0)	(14.7)
	$389.3	$303.6

Comparison of the Years Ended December 31, 2018 and 2017
Net sales increased $389.3 million, or 12.3%, compared to 2017. The net sales increase was primarily attributable to an increase in sales of corrugated products, equipment and parts and films due to increases in volume. In addition, $172.5 million of rigid packaging products were sold for the eight months with no comparable sales related to the AAC acquisition on August 31, 2017.

Adjusted EBITDA increased $8.7 million, or 3.7%, compared to 2017 primarily due to the increase in net sales. The increase in net sales was partially offset by (i) a $35.1 million increase in distribution expenses, (ii) a $31.1 million increase in selling and administrative expenses and (iii) cost of products sold increasing at a faster rate than net sales. The increase in distribution expenses was primarily driven by increased utilization of the distribution network, which was evidenced by (i) an $11.9 million increase in facilities rent and other related expenses primarily due to replacing certain property leases, which were previously treated as financing arrangements (expenses included in depreciation and amortization and interest expense, net) with operating leases (expenses included in distribution expenses), (ii) a $6.5 million increase in personnel expenses and (iii) a $4.2 million increase in freight and logistics expenses driven primarily by increased third-party freight costs and diesel fuel prices. Additionally, there was a $10.3 million increase in distribution expenses for the eight months with no comparable expenses related to the AAC acquisition. The increase in selling and administrative expenses was driven by (i) a $17.6 million increase for the eight months with no comparable expenses related to the AAC acquisition on August 31, 2017, (ii) an $11.1 million increase in personnel expenses associated with increased headcount to support the Company's Packaging growth strategy and (iii) a $2.6 million increase in bad debt expense.

Comparison of the Years Ended December 31, 2017 and 2016
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

Facility Solutions

The table below presents selected data with respect to the Facility Solutions segment:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
				Increase (Decrease)		Increase (Decrease)
(in millions)	2018	2017	2016	$	%	$	%
Net sales	$1,311.7	$1,309.7	$1,271.6	$2.0	0.2%	$38.1	3.0%
Adjusted EBITDA	29.0	35.5	47.0	(6.5)	(18.3)%	(11.5)	(24.5)%
Adjusted EBITDA as a % of net sales	2.2%	2.7%	3.7%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2018 vs. 2017	2017 vs. 2016
Volume	$11.3	$43.1
Foreign currency	—	5.1
Price/Mix	(9.3)	(10.1)
	$2.0	$38.1

Comparison of the Years Ended December 31, 2018 and 2017
Net sales increased $2.0 million, or 0.2%, compared to 2017. The net sales increase was primarily attributable to increased net sales of towels and tissues, food service products and can liners.

Adjusted EBITDA decreased $6.5 million, or 18.3%, compared to 2017. The decrease in Adjusted EBITDA was primarily driven by (i) cost of products sold increasing at a faster rate than net sales and (ii) a $3.1 million increase in distribution expenses, partially offset by a $3.3 million decrease in selling and administrative expenses. The increase in distribution expenses was primarily driven by increased utilization of the distribution network and was evidenced by (i) a $2.0 million increase in freight and logistics expenses driven primarily by increased third-party freight costs and diesel fuel prices and (ii) a $1.1 million increase in personnel expenses. The decrease in selling and administrative expenses was primarily driven by a $1.9 million decrease in personnel expenses.

Comparison of the Years Ended December 31, 2017 and 2016
Net sales increased $38.1 million, or 3.0%, compared to 2016. The net sales increase was primarily attributable to increased net sales of food service products, safety supplies, chemicals, towels and tissues.

Adjusted EBITDA decreased $11.5 million, or 24.5%, compared to 2016. The decrease in Adjusted EBITDA was primarily driven by (i) cost of products sold increasing at a faster rate than net sales, (ii) a $6.9 million increase in distribution expenses and (iii) a $5.6 million increase in selling and administrative expenses, partially offset by an increase in net sales. The increase in distribution expenses was primarily driven by increased utilization of the distribution network and was evidenced by (i) increased freight and logistics expenses driven primarily by increased third-party freight, transfer expenses and diesel fuel prices and (ii) increased personnel expenses. The increase in selling and administrative expenses was primarily driven by (i) an increase in personnel expenses primarily due to increased headcount to support our growth strategy and (ii) an increase in bad debt expense.

Print

The table below presents selected data with respect to the Print segment:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
				Increase (Decrease)		Increase (Decrease)
(in millions)	2018	2017	2016	$	%	$	%
Net sales	$2,676.7	$2,793.7	$3,047.4	$(117.0)	(4.2)%	$(253.7)	(8.3)%
Adjusted EBITDA	64.0	60.8	76.8	3.2	5.3%	(16.0)	(20.8)%
Adjusted EBITDA as a % of net sales	2.4%	2.2%	2.5%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2018 vs. 2017	2017 vs. 2016
Volume	$(219.2)	$(256.8)
Foreign currency	0.2	3.5
Price/Mix	102.0	(0.4)
	$(117.0)	$(253.7)

Comparison of the Years Ended December 31, 2018 and 2017
Net sales decreased $117.0 million, or 4.2%, compared to 2017. The net sales decrease was primarily attributable to the continued secular decline in the paper industry, partially offset by higher market prices.

Adjusted EBITDA increased $3.2 million, or 5.3%, compared to 2017. The Adjusted EBITDA increase was primarily driven by (i) a $20.0 million decrease in selling and administrative expenses and (ii) an $8.8 million decrease in distribution expenses, which more than offset the decline in net sales and the impact of cost of products sold increasing at a faster rate than net sales. The decrease in selling and administrative expenses was driven by a $26.9 million decrease in personnel expenses due to a decrease in headcount and commission expenses primarily related to the Print segment restructuring plan and a decrease in net sales, partially offset by a $9.0 million increase in bad debt expense. See Note 4 of the Notes to Consolidated Financial Statements for information related to the Print segment restructuring plan. The increase in bad debt expense was primarily due to additional reserves related to certain customers with declining financial conditions. The decrease in distribution expenses was primarily due to decreased utilization of the distribution network and was evidenced by (i) a $4.6 million decrease in personnel expenses and (ii) a $3.6 million decrease in facilities rent and other related expenses.

Comparison of the Years Ended December 31, 2017 and 2016
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

Publishing

The table below presents selected data with respect to the Publishing segment:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
				Increase (Decrease)		Increase (Decrease)
(in millions)	2018	2017	2016	$	%	$	%
Net sales	$1,019.2	$958.0	$1,033.6	$61.2	6.4%	$(75.6)	(7.3)%
Adjusted EBITDA	24.6	26.4	23.6	(1.8)	(6.8)%	2.8	11.9%
Adjusted EBITDA as a % of net sales	2.4%	2.8%	2.3%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2018 vs. 2017	2017 vs. 2016
Volume	$(5.1)	$(82.5)
Foreign currency	0.9	0.8
Price/Mix	65.4	6.1
	$61.2	$(75.6)

Comparison of the Years Ended December 31, 2018 and 2017
Net sales increased $61.2 million, or 6.4%, compared to 2017. The net sales increase was primarily attributable to higher market prices.

Adjusted EBITDA decreased $1.8 million, or 6.8%, compared to 2017. The Adjusted EBITDA decrease was primarily attributable to cost of products sold increasing at a faster rate than net sales, partially offset by the increase in net sales and a $3.2 million decrease in selling and administrative expenses, which was primarily driven by a decrease in personnel expenses.

Comparison of the Years Ended December 31, 2017 and 2016
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

Corporate & Other

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
				Increase (Decrease)		Increase (Decrease)
(in millions)	2018	2017	2016	$	%	$	%
Net sales	$141.5	$145.5	$119.8	$(4.0)	(2.7)%	$25.7	21.5%
Adjusted EBITDA	(178.9)	(184.3)	(176.4)	5.4	2.9%	(7.9)	(4.5)%

Comparison of the Years Ended December 31, 2018 and 2017
Net sales decreased $4.0 million, or 2.7%, compared to 2017. The net sales decrease was primarily attributable to the strategic decision to substantially exit the third-party logistics warehousing business.

Adjusted EBITDA increased $5.4 million, or 2.9%, compared to 2017. The Adjusted EBITDA increase was primarily driven by (i) a $5.5 million decrease in distribution expenses and (ii) a $1.4 million decrease in selling and administrative expenses. The decrease in distribution expenses was primarily driven by a decrease in freight and logistics expenses. The decrease in selling and administrative expenses was primarily due to lower incentive compensation expense.

Comparison of the Years Ended December 31, 2017 and 2016
Net sales increased $25.7 million, or 21.5%, compared to 2016. The net sales increase was primarily attributable to an increase in freight brokerage services.

Adjusted EBITDA decreased $7.9 million, or 4.5%, compared to 2016. The Adjusted EBITDA decrease was primarily driven by (i) cost of products sold increasing at a faster rate than net sales, (ii) a $9.1 million increase in selling and administrative expenses partially offset by an increase in net sales and (iii) a $3.3 million decrease in distribution expenses. The increase in selling and administrative expenses was driven primarily by (i) an increase in personnel expenses primarily driven by increased headcount to support the Company's growth strategy and (ii) lower commission expense in 2016 due to the recovery of commission advances.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility.     The following table sets forth a summary of cash flows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Net cash provided by (used for):
Operating activities	$15.0	$36.6	$140.2
Investing activities	(21.7)	(126.2)	(34.4)
Financing activities	(8.7)	99.2	(89.9)

Analysis of Cash Flows

The Company ended 2018 with $64.3 million in cash, a decrease of $16.0 million over the prior year-end balance. Cash flow from operations was $15.0 million in 2018 compared with $36.6 million in 2017. The factors driving cash flow from operating activities in 2018 were: (i) a $26.4 million decrease in inventories, (ii) a $17.2 million increase in other accrued liabilities and (iii) a $9.8 million increase from other operating activities. The increase in cash from operating activities was partially offset by: (i) a net loss, (ii) a $43.9 million increase in accounts receivable and related party receivable, (iii) a $23.2 million increase in other current assets, (iv) a $16.6 million decrease in accrued payroll and benefits and (v) a $15.9 million decrease in accounts payable and related party payable. The Company also generated $38.0 million in cash flow from a net increase in revolving loan borrowings under the ABL Facility and $23.7 million related to proceeds from asset sales. The primary uses of cash during 2018 were: (i) $45.4 million for property and equipment additions, of which $23.9 million were integration-related capital expenditures and $21.5 million were ordinary capital expenditures, (ii) a $16.2 million decline in book overdrafts, (iii) $9.9 million for the Tax Receivable Agreement payment, (iv) $9.3 million for payments under financing obligations including obligations to related party and (v) $6.7 million for payments under capital lease obligations.

The Company ended 2017 with $80.3 million in cash, an increase of $10.7 million over the prior year-end balance. Cash flow from operations was $36.6 million in 2017 compared with $140.2 million in 2016. The factors driving cash flow from operating activities in 2017 were: (i) a $48.3 million increase in accounts payable and related party payable, (ii) a $30.1 million decrease in inventories, (iii) a $13.6 million increase in other accrued liabilities and (iv) a $15.3 million increase from other operating activities. The increase in cash from operating activities was partially offset by: (i) a net loss, (ii) a $101.9 million increase in accounts receivable and related party receivable, (iii) an $11.3 million decrease in accrued payroll and benefits and (iv) an $8.4 million increase in other current assets. The Company also generated $167.3 million in cash flow from a net increase in revolving loan borrowings under the ABL Facility and $51.1 million related to proceeds from asset sales. The primary uses of cash during 2017 were: (i) $144.8 million for the acquisition of AAC, (ii) a $40.5 million decline in book overdrafts, (iii) $32.5 million for property and equipment additions, of which $16.1 million were integration-related capital expenditures and $16.4 million were ordinary capital expenditures, (iv) $16.4 million for payments under financing obligations including obligations to related party, (v) $8.5 million for the Tax Receivable Agreement payment and (vi) $2.7 million for payments under capital lease obligations.

The primary sources of cash during 2016 were: (i) a $69.9 million increase in accounts payable and related party payable, (ii) a $14.3 million increase in other operating activities and (iii) a $13.1 million reduction in inventories. The Company also generated $18.9 million in positive cash flow from an increase in book overdrafts and $6.6 million related to proceeds from asset sales. The primary uses of cash during 2016 were: (i) a $40.9 million decrease in accrued payroll and benefits, (ii) a $14.7 million increase in accounts receivable and related party receivable, (iii) an $11.4 million increase in other current assets and (iv) a $3.6 million decrease in other accrued liabilities. Cash was also used by: (i) $70.1 million of net repayments of revolving loan borrowings under the ABL Facility, (ii) $41.0 million of property and equipment additions, of which $25.5 million were integration-related capital expenditures and $15.5 million were ordinary capital expenditures, (iii) $19.9 million of payments under financing obligations to related party, (iv) $13.6 million used to repurchase 0.31 million shares of Veritiv outstanding common stock, (v) $3.2 million for payments under capital lease obligations and (vi) $2.0 million for financing fees incurred in connection with an amendment to the ABL Facility.

Funding and Liquidity Strategy

Veritiv has a $1.4 billion ABL Facility, which is comprised of U.S. and Canadian sub-facilities of $1,250.0 million and $150.0 million, respectively. The ABL Facility is available to be drawn in U.S. dollars, in the case of the U.S. sub-facilities, and in U.S. dollars or Canadian dollars, in the case of the Canadian sub-facilities, or in other currencies that are mutually agreeable. The Company's accounts receivable and inventories in the U.S. and Canada are collateral under the ABL Facility.

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

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At December 31, 2018 the above test was not applicable and is not expected to be applicable in the next 12 months.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of December 31, 2018, the available additional borrowing capacity under the ABL Facility was approximately $278.7 million. As of December 31, 2018, the Company held $11.5 million in outstanding letters of credit.

Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker’s acceptance rate or base rate plus a margin rate. For the years ended December 31, 2018 and 2017, the weighted-average borrowing interest rates were 4.6% and 3.3%, respectively.

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

International Paper has a potential earn-out payment of up to $100.0 million that would become due in 2020 if Veritiv's aggregate EBITDA for fiscal years 2017, 2018 and 2019 exceeds an agreed-upon target of $759.0 million, subject to certain adjustments. If the agreed upon target is met, the $100.0 million potential earn-out payment would be reflected by Veritiv as a reduction to equity at the time of payment. Based on actual results for 2017 and 2018, Veritiv does not expect to meet the agreed-upon target value and thus does not expect to be required to make the earn-out payment in 2020.

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

Through December 31, 2018, the Company incurred approximately $282 million in costs and charges associated with achieving anticipated cost savings and other synergies from the Merger, including approximately $106 million for capital expenditures and $22 million related to the complete or partial withdrawal from various multi-employer pension plans. The Company anticipates that it will incur additional costs and charges associated with the Merger. The Company is not able to quantify the total amount of these costs and charges or the period in which they will be incurred as the operating plans affecting these costs are evolving and charges relating to the withdrawal from multi-employer pension plans which have not yet been finalized, are uncertain. Excluding the multi-employer pension plan withdrawal charges, we currently anticipate that total costs associated with the Merger will be approximately $320 million to $330 million through December 31, 2019, including approximately $130 million to $135 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. Ordinary capital expenditures for 2019 are expected to be in the range of $20 million to $30 million, with another $10 million to $20 million of integration-related capital expenditures during 2019.

All of the cash held by our non-U.S. subsidiaries is available for general corporate purposes. Veritiv considers the earnings of certain non-U.S. subsidiaries to be permanently invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and management's specific plans for reinvestment of those subsidiary earnings. The table below summarizes the Company's cash positions as of December 31, 2018 and 2017:

	As of December 31,
(in millions)	2018	2017
Cash held in the U.S.	$50.5	$64.0
Cash held in foreign subsidiaries	13.8	16.3
Total Cash	$64.3	$80.3

Off-Balance Sheet Arrangements
Veritiv does not have any off-balance sheet arrangements as of December 31, 2018, other than the Other lease type obligations included in the contractual obligations table below and the letters of credit under the ABL Facility. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The table below summarizes the Company's contractual and certain other long-term obligations as of December 31, 2018:

	Payment Due by Period
(in millions)	2019	2020 – 2021	2022 – 2023	After 2023	Total
Equipment capital lease obligations (1)	$7.8	$14.3	$11.3	$7.4	$40.8
Financing obligation (1,2)	1.5	3.0	3.4	15.6	23.5
Other lease type obligations (3)	108.0	180.4	118.7	173.4	580.5
ABL Facility (4)	42.6	1,000.8	—	—	1,043.4
Deferred compensation (5)	3.4	6.5	5.5	7.2	22.6
Tax Receivable Agreement contingent liability (6)	7.8	7.1	11.2	20.6	46.7
AAC contingent liability(7)	9.4	—	—	—	9.4
Multi-employer pension plan ("MEPP") withdrawal obligations (8)	0.7	1.3	1.4	9.2	12.6
Federal income tax liability (9)	0.5	0.9	1.4	2.8	5.6
Total	$181.7	$1,214.3	$152.9	$236.2	$1,785.1
(1) Equipment capital lease obligations and the financing obligation include amounts classified as interest.
(2) Financing obligation will not result in cash payments in excess of amounts reported above. At the end of the lease term, the net remaining financing obligation of $9.7 million will be settled by the return of the assets to the Purchaser/Landlord.
(3) Amounts shown are presented net of contractual sublease rental income.
(4) The ABL Facility will mature and the commitments thereunder will terminate after August 11, 2021. Interest payments included here were estimated using a simple interest method based on the year-end December 31, 2018 ABL Facility outstanding balance of $932.1 million and its corresponding year-end weighted-average interest rate of 4.6%. The 2021 payment amount shown above includes an estimated $932.1 million of principal balance.
(5) The deferred compensation obligation reflects gross cash payment amounts due for scheduled payments under the legacy Unisource plan and the Veritiv Deferred Compensation Savings Plan.
(6) The Tax Receivable Agreement contingent liability reflects gross contingent obligation amounts excluding interest due to related party.
(7) The AAC contingent liability reflects the fair value of the estimated amount to be paid. The remaining maximum amount payable is $25.0 million, payable at August 31, 2019.
(8) The MEPP withdrawal obligations include final gross unpaid charges for two withdrawals where determinations have been issued.
(9) The federal income tax liability reflects amounts payable over seven years resulting from the transition tax implemented in the Tax Act.

The table above does not include future expected Company contributions to its pension plans nor does it include future expected payments related to the complete or partial withdrawals from various multi-employer pension plans where final determinations have not been made. Information related to the amounts of these future payments is described in Note 11 of the Notes to Consolidated Financial Statements. The table above also excludes the liability for uncertain tax positions and for unscheduled portions of the Veritiv Deferred Compensation Savings Plan, as the Company cannot predict with reasonable certainty the timing of future cash outflows associated with these liabilities. As a result of the Merger, International Paper has a potential earn-out payment of up to $100.0 million that would become due in 2020. That potential payment is not included in the table above because Veritiv does not expect to meet the agreed-upon target value based on actual results for 2017 and 2018 and thus does not expect to be required to make the earn-out payment in 2020.

See Note 1, Note 3, Note 6, Note 8, Note 9, Note 10, Note 11 and Note 12 of the Notes to Consolidated Financial Statements for additional information related to these obligations.

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

	Year Ended December 31,
(in millions)	Restructuring charges, net	Distribution expenses	Total Net Charges
2018	$(2.8)	$11.2	$8.4
2017	17.4	2.1	19.5
2016	7.5	2.3	9.8

	At December 31,

(in millions)	Other accrued liabilities	Other non-current liabilities
2018	$0.7	$32.5
2017	0.7	27.2

Final charges for these withdrawals will not be known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. Currently, the Company expects payments will occur over an approximately 20 year period. As of December 31, 2018, the Company has received determination letters resulting from four withdrawals. Of those, the liabilities for two withdrawals were settled with lump sum payments, while payments for the other two withdrawals are expected to occur over an approximately 20 year period. The Company expects to incur similar types of charges in future periods in connection with its ongoing restructuring activities. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding restructuring efforts.

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

Revenue Recognition

The Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606"), on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption, with no impact to the opening retained earnings. Results for periods beginning after January 1, 2018 are presented following the guidance of Topic 606, while prior period amounts are not adjusted and continue to be reported following the Company's historical accounting under the accounting standards in effect for those periods.

Under Topic 606, Veritiv applies the five step model to assess its contracts with customers. The Company's revenue is reported as net sales and is measured as the determinable transaction price, net of any variable consideration (e.g., sales incentives and rights to return product) and any taxes collected from customers and remitted to governmental authorities. When the Company enters into a sales arrangement with a customer, it believes it is probable that it will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. When management cannot conclude collectability is probable for shipments to a particular customer, revenue associated with that customer is not recognized until cash is collected or management is otherwise able to establish that collectability is probable. As a normal business practice, Veritiv does not enter into contracts that require more than one year to complete or that contain significant financing components.

Revenue generally consists of a single performance obligation to transfer a promised good or service and is short-term in nature. Revenues are recognized when control of the promised goods or services is transferred to Veritiv’s customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Sales transactions with customers are designated free on board destination and revenue is recorded at the point in time when the product is delivered to the customer’s designated location or when the customer has otherwise obtained the benefit of the goods, when title and risk of loss are transferred. Revenues from Veritiv's transportation services are recognized upon completion of the related delivery services and revenues from warehousing services are recognized over time as the storage services are provided. The Company considers handling and delivery as activities to fulfill its performance obligations. Billings for third-party freight are accounted for as net sales and handling and delivery costs are accounted for as distribution expenses.

Certain revenues are derived from shipments which are made directly from a manufacturer to a Veritiv customer. The Company is considered to be a principal to these transactions because, among other factors, it maintains control of the goods after they leave the supplier and before they are received at the customer's location, in most cases it selects the supplier and sets the price to the customer, and it bears the risk of the customer defaulting on payment or rejecting the goods. Revenues from these sales are reported on a gross basis in the Consolidated Statements of Operations and have historically represented approximately one-third of Veritiv's total net sales.

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

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Consolidated Balance Sheet.

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

Integration and Acquisition Expenses

The Company's Consolidated Statements of Operations include a line item titled, "Integration and acquisition expenses".  Integration and acquisition expenses is not a defined term in U.S. GAAP, thus management must use judgment in determining whether a particular expense should be classified as an integration and acquisition expense.  Management believes its accounting policy for integration and acquisition expenses is critical because these costs have been significant, generally involve cash expenditures, are not defined in U.S. GAAP, are excluded in determining compliance with the ABL Facility and are excluded in determining management compensation.

Integration and acquisition expenses include internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate its businesses. See Note 4 of the Notes to Consolidated Financial Statements for a breakdown of these expenses.

Integration and acquisition expenses are differentiated from restructuring charges as restructuring charges primarily relate to contract termination costs, involuntary termination benefits and other direct costs associated with consolidating facilities and reorganizing functions.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the best estimate of losses inherent in the Company's accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding the customer’s credit worthiness. Veritiv performs ongoing evaluations of its customers’ financial condition and adjusts credit limits based upon payment history and the customer’s current credit worthiness as determined by its review of their current financial information. The Company continuously monitors collections from its customers and maintains a provision for estimated credit losses based upon the customers’ financial condition, collection experience and any other relevant customer specific information. Veritiv's assessment of this and other information forms the basis of its allowances.

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

Employee Benefit Plans

Veritiv sponsors defined benefit plans and Supplemental Executive Retirement Plans in the U.S. and Canada. These plans were frozen prior to the Merger with the exception of employees covered by certain collective bargaining agreements. See Note 11 of the Notes to Consolidated Financial Statements for more information about these plans.

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

At each measurement date, management determines the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments anticipated to be made under the plans. As of December 31, 2018, the weighted-average discount rates used to compute the benefit obligations were 4.01% and 3.90% for the U.S. and Canadian plans, respectively.

The expected long-term rate of return on plan assets is based upon the long-term outlook of the investment strategy as well as historical returns and volatilities for each asset class. Veritiv also reviews current levels of interest rates and inflation to assess the reasonableness of the long-term rates. The Company's pension plan investment objective is to ensure all of its plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate the pension expense for the year ended 2018 was 7.15% and 5.50% for the U.S. and Canadian plans, respectively.

The following illustrates the effects of a 1% change in the discount rate or return on plan assets on the 2018 net periodic pension cost and projected benefit obligation (in millions):

Assumption	Change	Net Periodic Benefit Cost	Projected Benefit Obligation
Discount rate	1% increase	$0.5	$(4.7)
	1% decrease	0.8	6.2
Return on plan assets	1% increase	(1.5)	N/A
	1% decrease	1.5	N/A

See Note 11 of the Notes to Consolidated Financial Statements for a comprehensive discussion of Veritiv's pension and postretirement benefit expense, including a discussion of the actuarial assumptions, the policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components.

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

At December 31, 2018, the fair value of the interest rate cap was not significant. The amount expected to be reclassified from accumulated other comprehensive loss into earnings during the next six months is approximately $0.3 million on an after-tax basis. During 2018 the amount reclassified into earnings as an adjustment to interest expense was $0.4 million on an after-tax basis.

The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in the interest rate. The Company attempts to manage exposure to counterparty credit risk primarily by selecting only counterparties that meet certain credit and other financial standards. The Company believes there has been no material change in the creditworthiness of its counterparty and believes the risk of nonperformance by such party is minimal. For additional information regarding Veritiv's interest rate swap, see Note 7 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

Veritiv’s exposure to fluctuations in interest rates results primarily from its borrowings under the ABL Facility. Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker’s acceptance rate or base rate plus a margin rate. LIBOR based loans can be set for durations of one week, or for periods of one to nine months. The margin rate amount can be adjusted upward or downward based upon usage under the line in two increments of 25 basis points. Veritiv’s interest rate exposure under the ABL Facility results from changes in LIBOR, bankers’ acceptance rates, the prime/base interest rates and actual borrowings. The weighted-average borrowing interest rate at December 31, 2018 was 4.6%. Based on the average borrowings under the ABL Facility during the year ended December 31, 2018, a hypothetical 100 basis point increase in the interest rate would result in approximately $9.3 million of additional interest expense.

Foreign Currency Exchange Rate Risk

Veritiv conducts business in various foreign currencies and is exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. This exposure is primarily related to international assets and liabilities, whose value could change materially in reference to the U.S. dollar reporting currency.

Veritiv’s most significant foreign currency exposure primarily relates to fluctuations in the foreign exchange rate between the U.S. dollar and the Canadian dollar. Net sales from Veritiv’s Canadian operations for the year ended December 31, 2018 represented approximately 8% of Veritiv’s total net sales. Veritiv has not used foreign exchange currency options or futures agreements to hedge its exposure to changes in foreign exchange rates.

Fuel Price Risk

Due to the nature of Veritiv's distribution business, the Company is exposed to potential volatility in fuel prices. The cost of fuel affects the price paid for products as well as the costs incurred to deliver products to the Company's customers. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of the Company's control. Increased fuel costs may have a negative impact on the Company's results of operations and financial condition. In times of higher fuel prices, Veritiv may have the ability to pass a portion of the increased costs on to customers; however, there can be no assurance that the Company will be able to do so. Based on Veritiv's 2018 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would result in a potential increase of approximately $3.5 million in annual transportation fuel costs (excluding any amounts recovered from customers). Veritiv does not use derivatives to manage its exposure to fuel prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Veritiv Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veritiv Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 28, 2019

We have served as the Company's auditor since 2013.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net sales (including sales to related party of $28.0, $32.2 and $35.6, respectively)	$8,696.2	$8,364.7	$8,326.6
Cost of products sold (including purchases from related party of $146.5, $181.6 and $224.9, respectively) (exclusive of depreciation and amortization shown separately below)	7,155.7	6,846.6	6,826.4
Distribution expenses	550.5	516.9	505.1
Selling and administrative expenses	867.6	875.7	827.9
Depreciation and amortization	53.5	54.2	54.7
Integration and acquisition expenses	31.8	36.5	25.9
Restructuring charges, net	21.3	16.7	12.4
Operating income	15.8	18.1	74.2
Interest expense, net	42.3	31.2	27.5
Other (income) expense, net	(16.3)	(11.2)	5.9
Income (loss) before income taxes	(10.2)	(1.9)	40.8
Income tax expense	5.5	11.4	19.8
Net income (loss)	$(15.7)	$(13.3)	$21.0

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.99)	$(0.85)	$1.31
Diluted earnings (loss) per share	$(0.99)	$(0.85)	$1.30

Weighted-average shares outstanding:
Basic	15.82	15.70	15.97
Diluted	15.82	15.70	16.15

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(15.7)	$(13.3)	$21.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(6.8)	5.7	(2.1)
Change in fair value of cash flow hedge, net of $0.2, $0.0 and $0.1 tax, respectively	0.5	0.0	(0.2)
Pension liability adjustments, net of $0.0, $(0.6) and $(0.3) tax, respectively	(0.1)	(0.2)	(1.7)
Other comprehensive income (loss)	(6.4)	5.5	(4.0)
Total comprehensive income (loss)	$(22.1)	$(7.8)	$17.0

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$64.3	$80.3
Accounts receivable, less allowances of $62.0 and $44.0, respectively	1,181.4	1,174.3
Related party receivable	3.2	3.3
Inventories	688.2	722.7
Other current assets	147.2	133.5
Total current assets	2,084.3	2,114.1
Property and equipment (net of accumulated depreciation and amortization of $320.7 and $314.6, respectively)	206.7	340.2
Goodwill	99.6	99.6
Other intangibles, net	57.2	64.1
Deferred income tax assets	56.5	59.6
Other non-current assets	25.4	30.8
Total assets	$2,529.7	$2,708.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$641.9	$680.1
Related party payable	9.3	8.5
Accrued payroll and benefits	56.5	73.5
Other accrued liabilities	134.7	134.6
Current maturities of long-term debt	6.7	2.9
Financing obligations, current portion (including obligations to related party of $0.0 and $7.1, respectively)	0.6	7.8
Total current liabilities	849.7	907.4
Long-term debt, net of current maturities	963.6	908.3
Financing obligations, less current portion (including obligations to related party of $0.0 and $155.2, respectively)	23.6	181.6
Defined benefit pension obligations	21.1	24.4
Other non-current liabilities	128.6	137.0
Total liabilities	1,986.6	2,158.7
Commitments and contingencies (Note 17)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 16.2 million and 16.0 million, respectively; shares outstanding - 15.9 million and 15.7 million, respectively	0.2	0.2
Additional paid-in capital	605.7	590.2
Accumulated (deficit) earnings	(8.5)	6.4
Accumulated other comprehensive loss	(40.7)	(33.5)
Treasury stock at cost - 0.3 million shares at December 31, 2018 and 2017	(13.6)	(13.6)
Total shareholders' equity	543.1	549.7
Total liabilities and shareholders' equity	$2,529.7	$2,708.4

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
Operating activities	2018	2017	2016
Net income (loss)	$(15.7)	$(13.3)	$21.0
Depreciation and amortization	53.5	54.2	54.7
Amortization and write-off of deferred financing fees	2.6	2.6	5.6
Net (gains) on dispositions of property and equipment	(18.5)	(25.7)	(0.8)
Goodwill and long-lived asset impairment charges	0.4	8.4	7.7
Provision for allowance for doubtful accounts	27.1	15.9	2.2
Deferred income tax provision	2.0	1.9	11.1
Stock-based compensation	18.1	15.7	8.3
Other non-cash items, net	(8.3)	(8.8)	3.7
Changes in operating assets and liabilities
Accounts receivable and related party receivable	(43.9)	(101.9)	(14.7)
Inventories	26.4	30.1	13.1
Other current assets	(23.2)	(8.4)	(11.4)
Accounts payable and related party payable	(15.9)	48.3	69.9
Accrued payroll and benefits	(16.6)	(11.3)	(40.9)
Other accrued liabilities	17.2	13.6	(3.6)
Other	9.8	15.3	14.3
Net cash provided by operating activities	15.0	36.6	140.2
Investing activities
Property and equipment additions	(45.4)	(32.5)	(41.0)
Proceeds from asset sales	23.7	51.1	6.6
Cash paid for purchase of business, net of cash acquired	—	(144.8)	—
Net cash used for investing activities	(21.7)	(126.2)	(34.4)
Financing activities
Change in book overdrafts	(16.2)	(40.5)	18.9
Borrowings of long-term debt	5,805.3	4,898.8	4,555.8
Repayments of long-term debt	(5,767.3)	(4,731.5)	(4,625.9)
Payments under equipment capital lease obligations	(6.7)	(2.7)	(3.2)
Payments under financing obligations (including obligations to related party of $8.6, $15.0 and $19.9, respectively)	(9.3)	(16.4)	(19.9)
Deferred financing fees	—	—	(2.0)
Purchase of treasury stock	—	—	(13.6)
Payments under Tax Receivable Agreement	(9.9)	(8.5)	—
Payments under other contingent consideration	(2.5)	—	—
Other	(2.1)	—	—
Net cash (used for) provided by financing activities	(8.7)	99.2	(89.9)
Effect of exchange rate changes on cash	(0.6)	1.1	(0.7)
Net change in cash	(16.0)	10.7	15.2
Cash at beginning of period	80.3	69.6	54.4
Cash at end of period	$64.3	$80.3	$69.6
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$2.4	$3.7	$11.6
Cash paid for interest	38.9	27.6	20.6
Non-cash investing and financing activities
Non-cash additions to property and equipment	31.5	17.8	20.8
Contingent consideration for purchase of business: Earn-out	—	22.2	—

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2015	16.0	$0.2	$566.2	$(1.3)	$(35.0)	—	$—	$530.1
Net income	—	—	—	21.0	—	—	—	21.0
Other comprehensive loss	—	—	—	—	(4.0)	—	—	(4.0)
Stock-based compensation	—	—	8.3	—	—	—	—	8.3
Treasury stock	—	—	—	—	—	(0.3)	(13.6)	(13.6)
Balance at December 31, 2016	16.0	$0.2	$574.5	$19.7	$(39.0)	(0.3)	$(13.6)	$541.8
Net loss	—	—	—	(13.3)	—	—	—	(13.3)
Other comprehensive income	—	—	—	—	5.5	—	—	5.5
Stock-based compensation	—	—	15.7	—	—	—	—	15.7
Balance at December 31, 2017	16.0	$0.2	$590.2	$6.4	$(33.5)	(0.3)	$(13.6)	$549.7
Net loss	—	—	—	(15.7)	—	—	—	(15.7)
Other comprehensive loss	—	—	—	—	(6.4)	—	—	(6.4)
Tax impact of adoption of ASU 2018-02	—	—	—	0.8	(0.8)	—	—	—
Stock-based compensation	—	—	18.1	—	—	—	—	18.1
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	—	(2.6)	—	—	—	—	(2.6)
Balance at December 31, 2018	16.2	$0.2	$605.7	$(8.5)	$(40.7)	(0.3)	$(13.6)	$543.1

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

Veritiv operates from approximately 160 distribution centers primarily throughout the United States ("U.S."), Canada and Mexico.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all of the Company’s subsidiaries. All significant intercompany transactions between Veritiv's businesses have been eliminated. As a result of adopting Accounting Standards Update ("ASU") 2017-07, certain prior year amounts have been reclassified to conform to the current year presentation. See the adoption impact in the Recently Issued Accounting Standards section of this note.

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

Summary of Significant Accounting Policies

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption, with no impact to the opening retained earnings.

Under Topic 606 -

Veritiv applies the five step model to assess its contracts with customers. The Company's revenue is reported as net sales and is measured as the determinable transaction price, net of any variable consideration (e.g., sales incentives and rights to return product) and any taxes collected from customers and remitted to governmental authorities. When the Company enters into a sales arrangement with a customer, it believes it is probable that it will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. When management cannot conclude collectability is probable for shipments to a particular customer, revenue associated with that customer is not recognized until cash is collected or management is otherwise able to establish that collectability is probable. As a normal business practice, Veritiv does not enter into contracts that require more than one year to complete or that contain significant financing components. See Note 2, Revenue Recognition, for additional information regarding revenue recognition.

Under prior revenue recognition guidance -

Revenue was recognized when persuasive evidence of an arrangement existed, the price was fixed or determinable, collectability was reasonably assured and delivery had occurred. Revenue was recognized when the customer took title and assumed the risks and rewards of ownership. When management could not conclude collectability was reasonably assured for shipments to a particular customer, revenue associated with that customer was not recognized until cash was collected or management was otherwise able to establish that collectability was reasonably assured.

Sales transactions with customers were designated free on board ("f.o.b.") destination and revenue was recorded when the product was delivered to the customer’s delivery site, when title and risk of loss were transferred.

Certain revenues were derived from shipments arranged by the Company made directly from a manufacturer to a customer. The Company was considered to be a principal to these transactions because, among other factors, it controlled pricing to the customer, bore the credit risk of the customer defaulting on payment and was the primary obligor. Revenues from these sales were reported on a gross basis in the Consolidated Statements of Operations and amounted to $3.0 billion for each of the years ended December 31, 2017 and 2016.

Taxes collected from customers relating to product sales and remitted to governmental authorities were accounted for on a net basis. Accordingly, such taxes were excluded from both net sales and expenses.

Purchase Incentives

Veritiv enters into agreements with suppliers that entitle Veritiv to receive rebates, allowances and other discounts based on the attainment of specified purchasing levels or sales to certain customers. Purchase incentives are recorded as a reduction to inventory and recognized in cost of products sold when the sale occurs. During the year ended December 31, 2018, approximately 38% of the Company's purchases were made from ten suppliers.

Distribution Expenses

Distribution expenses consist of storage, handling and delivery costs including freight to the Company's customers’ destinations. Handling and delivery costs were $398.0 million, $380.7 million and $371.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Integration and Acquisition Expenses

Integration and acquisition expenses are expensed as incurred. Integration and acquisition expenses include internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate its businesses.

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

The components of the accounts receivable allowances were as follows:

	Year Ended December 31,
(in millions)	2018	2017
Allowance for doubtful accounts	$49.1	$32.4
Other allowances	12.9	11.6
Total accounts receivable allowances	$62.0	$44.0

Below is a rollforward of the Company's accounts receivable allowances for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(in millions)	2018	2017	2016
Beginning balance, January 1	$44.0	$34.5	$33.3
Add / (Deduct):
Provision for bad debt expense	26.5	15.9	2.2
Net write-offs and recoveries	(6.3)	(7.7)	(6.7)
Other adjustments(1)	(2.2)	1.3	5.7
Ending balance, December 31	$62.0	$44.0	$34.5
(1) Other adjustments represent amounts reserved for returns and discounts, foreign currency translation adjustments and reserves for certain customer accounts where revenue is not recognized because collectability is not probable, and may include accounts receivable allowances recorded in connection with acquisitions.

Inventories

The Company's inventories are primarily comprised of finished goods and predominantly valued at cost as determined by the last-in first-out ("LIFO") method. Such valuations are not in excess of market. Elements of cost in inventories include the purchase price invoiced by a supplier, plus inbound freight and related costs and reduced by estimated volume-based discounts and early pay discounts available from certain suppliers. Approximately 85% and 86% of inventories were valued using the LIFO method as of December 31, 2018 and 2017, respectively. If the first-in, first-out method had been used, total inventory balances would be increased by approximately $98.7 million and $78.7 million at December 31, 2018 and 2017, respectively.

The Company reduces the value of obsolete inventory based on the difference between the LIFO cost of the inventory and the estimated market value using assumptions of future demand and market conditions. To estimate the net realizable value, the Company considers factors such as the age of the inventory, the nature of the products, the quantity of items on-hand relative to sales trends, current market prices and trends in pricing, its ability to use excess supply in another channel, historical write-offs and expected residual values or other recoveries.

Veritiv maintains some of its inventory on a consignment basis in which the inventory is physically located at the customer's premises or a third-party warehouse. Veritiv had $56.8 million and $50.9 million of consigned inventory as of December 31, 2018 and 2017, respectively, valued on a LIFO basis, net of reserves.

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

The components of property and equipment, net were as follows:

(in millions)	December 31,	December 31,
	2018	2017
Land, buildings and improvements	$107.4	$106.6
Machinery and equipment	159.7	145.3
Equipment capital leases and assets related to financing obligations (including financing obligations with related party) (1)	75.3	233.3
Internal use software	166.6	159.2
Construction-in-progress	18.4	10.4
Less: Accumulated depreciation and software amortization	(320.7)	(314.6)
Property and equipment, net	$206.7	$340.2
(1) During the year ended December 31, 2018, the financing obligations for all of the Company’s remaining related party financed properties were either terminated early or expired in accordance with their terms. As such, the Company derecognized the non-cash effect of $155.2 million to property and equipment. See Note 6, Debt and Other Obligations, for additional information related to these properties.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Land is not depreciated, and construction-in-progress ("CIP") is not depreciated until ready for service. Leased property and leasehold improvements are amortized on a straight-line basis over the lease term or useful life of the asset, whichever is less.

Depreciation and amortization for property and equipment, other than land and CIP, is based upon the following estimated useful lives:

Buildings	40 years
Leasehold improvements	1 to 20 years
Machinery and equipment	3 to 15 years
Equipment capital leases and assets related to financing obligations (including financing obligations with related party)	3 to 15 years
Internal use software	3 to 5 years

Additional property and equipment information is as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Depreciation expense (1)	$33.2	$33.5	$33.8
Amortization expense - internal use software	13.4	16.5	17.5
Depreciation and amortization expense related to property and equipment	$46.6	$50.0	$51.3

Accumulated depreciation on equipment capital leases and assets related to financing obligations (including financing obligations with related party)	$16.3	$35.6
Unamortized internal use software costs, including amounts recorded in CIP	$32.9	$37.6
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

The term for all types of leases begins on the date the Company becomes legally obligated for the rent payments or takes possession of the asset, whichever is earlier. See Note 8, Leases, for additional information related to the Company's leases.

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

In the event a reporting unit fails the Step 0 goodwill impairment test, it is necessary to move forward with a comparison of the fair value of the reporting unit with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not considered to be impaired. If the fair value of a reporting unit is below the carrying value, a goodwill impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, any loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. See Note 5, Goodwill and Other Intangible Assets, for additional information related to the Company's goodwill.

Intangible assets acquired in a business combination are recorded at fair value. The Company's intangible assets may include customer relationships, trademarks and trade names and non-compete agreements. Intangible assets with finite useful lives are subsequently amortized using the straight-line method over the estimated useful lives of the assets. See the Impairment of Long-Lived Assets section below for the accounting policy related to the periodic review of long-lived intangible assets for impairment. See Note 5, Goodwill and Other Intangible Assets, for additional information related to the Company's intangible assets.

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

For the years ended December 31, 2018, 2017 and 2016, impairment charges of $0.4 million, $0.7 million and $1.9 million, respectively, were recorded for certain long-lived assets that supported multiple segments. These charges were recorded as selling and administrative expenses as they were not related to the Company's restructuring efforts.

Employee Benefit Plans

The Company sponsors and/or contributes to defined contribution plans, defined benefit pension plans and multi-employer pension plans in the U.S. Except for certain union employees who continue to accrue benefits under the U.S. defined benefit pension plan in accordance with their collective bargaining agreements, as discussed below, the defined benefit pension plans are frozen. In addition, the Company and its subsidiaries have various pension plans and other forms of retirement arrangements outside the U.S. See Note 11, Employee Benefit Plans, for additional information related to these plans and arrangements.

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

Stock-Based Compensation

The Company measures and records compensation expense for all stock-based awards based on the grant date fair values over the vesting period of the awards. Forfeitures are recognized when they occur. See Note 16, Equity-Based Incentive Plans, for additional information.

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

The Tax Act was signed into law on December 22, 2017 and makes broad and complex changes to the U.S. tax code. We recognized provisional estimates of the impact of the Tax Act in the year ended December 31, 2017 and as of the year ended December 31, 2018, we recorded additional tax expense. Although the Company considers these items complete, the determination of the Tax Act’s income tax effects may change following future legislation or further interpretation of the Tax Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service ("IRS") and state tax authorities.  Additionally, the Company has concluded the applicable accounting policy election associated with Global Intangible Low Tax Income ("GILTI") will be treated as a period cost.  See Note 9, Income Taxes, for additional details regarding the Tax Act.

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
See Note 12, Fair Value Measurements, for further detail.

Foreign Currency

The assets and liabilities of the foreign subsidiaries are translated from their respective local currencies to the U.S. dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying values of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive loss ("AOCL"). See Note 15, Shareholders' Equity, for the impacts of foreign currency translation adjustments on AOCL.

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

Recently Issued Accounting Standards

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize right-of-use assets ("ROUs") and liabilities for leases with a lease term greater than twelve months on their balance sheet. The pattern and classification of expense recognition in a lessee's statement of operations will remain similar to prior accounting guidance. The new standard also eliminates the prior guidance related to real estate specific provisions.

The guidance allows an entity to elect to adopt the standard using either a modified retrospective approach, applying the standard to leases that existed at the beginning of the earliest period presented and those entered into thereafter with restated comparative period financial statements, or a prospective approach, which allows an entity to initially apply the new lease standard at the adoption date (January 1, 2019, for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will not be restated and will continue to be in accordance with prior U.S. GAAP (Topic 840, Leases). The Company adopted this ASU applying the prospective approach.

The standard permits entities to elect a package of practical expedients which must be applied consistently to all leases that commenced prior to the effective date. If the package of practical expedients is elected, entities do not need to reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company elected to apply the package of practical expedients to all leases that commenced prior to the date of adoption. The guidance also allows entities to make certain policy elections under the new standard, including: (i) the use of hindsight to determine lease term and when assessing existing right of use assets for impairment; (ii) a policy to not record short-term leases on the balance sheet; and (iii) a policy to not separate lease and non-lease components. The Company made a policy election to exclude short-term leases from the Consolidated Balance Sheet and to separate lease and non-lease components for most lease categories. The Company made a policy election to not use hindsight to determine lease term. Upon adoption, the Company recorded (i) operating lease obligations and related ROU assets of approximately $425 million and (ii) an increase to retained earnings of approximately $3.0 million, primarily driven by the derecognition of the unamortized deferred gain from the 2017 sale of the Austin, Texas property. See Note 8, Leases, for additional information related to the Austin lease.

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard replaces previous revenue recognition standards and significantly expands the disclosure requirements for revenue arrangements. The guidance may be adopted either retrospectively or on a modified retrospective basis for new contracts and existing contracts with remaining performance obligations as of the effective date. Veritiv adopted this ASU applying the modified retrospective transition method; accordingly, prior periods have not been adjusted to conform to the new guidance. There was determined to be no cumulative effect to opening retained earnings after applying the new guidance to all contracts with customers that were not completed as of January 1, 2018. The adoption is not expected to have a material impact on future financial results, as the adoption did not change the recognition pattern for the Company's existing revenue streams. See Note 2, Revenue Recognition, for additional information related to the Company's revenues and the Topic 606 adoption impacts.

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

The effect of the retrospective presentation change related to the net periodic cost of the Company's defined benefit pension and other postretirement employee benefits plans on the Consolidated Statements of Operations was as follows:

	Year Ended December 31, 2017
(in millions)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Selling and administrative expenses	$875.7	$872.6	$3.1
Operating income	18.1	21.2	(3.1)
Other (income) expense, net	(11.2)	(8.1)	(3.1)

	Year Ended December 31, 2016
(in millions)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Selling and administrative expenses	$827.9	$826.2	$1.7
Operating income	74.2	75.9	(1.7)
Other (income) expense, net	5.9	7.6	(1.7)

Effective January 1, 2018, the Company early adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from accumulated other comprehensive income (AOCI) ("AOCI"). The standard allows companies to reclassify the effect of the change in tax laws and rates on deferred tax assets and liabilities as part of the Tax Act from AOCI to retained earnings. The guidance is to be applied to each period in which the effect of the Tax Act (or portion thereof) is recorded and companies may apply it either (i) retrospectively as of the date of enactment or (ii) as of the beginning of the period of adoption. The Company elected to apply the guidance as of the beginning of the period of adoption. The guidance would have been effective for Veritiv on January 1, 2019 had the Company not early adopted. See Note 9, Income Taxes, for additional information related to the adoption impact of ASU 2018-02.

Effective March 31, 2018, the Company adopted ASU 2018-05, Income Taxes (Topic 740). The standard amends SEC paragraphs in Accounting Standards Codification ("ASC") 740 to reflect Staff Accounting Bulletin 118 (“SAB 118”) to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The guidance is effective upon addition to the ASC and early adoption is permitted. The Company completed the accounting for certain income tax effects of the Tax Act during the fourth quarter of 2018 in accordance with SAB 118. See Note 9, Income Taxes, for additional information regarding the adoption of this standard.

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

The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption, with no impact to the opening retained earnings. Results for periods beginning after January 1, 2018 are presented following the guidance of Topic 606, while prior period amounts are not adjusted and continue to be reported following the Company's historical accounting under the accounting standards in effect for those periods. The Company elected to adopt certain practical expedients outlined in Topic 606. As such, Veritiv does not include sales tax in the transaction price and does recognize revenue in the amount to which it has a right to invoice the customer as it believes that amount corresponds directly with the value provided to the customer. Additionally, Veritiv has utilized certain exceptions allowed under Topic 606 including not assessing whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer and not disclosing the value of unsatisfied performance obligations for contracts with an original estimated length of time to convert of one year or less.

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

When the Company enters into a sales arrangement with a customer, it believes it is probable that it will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. When management cannot conclude collectability is probable for shipments to a particular customer, revenue associated with that customer is not recognized until cash is collected or management is otherwise able to establish that collectability is probable. The Company has established credit and collection processes whereby collection assessments are performed and allowances for bad debt are recognized. As a normal business practice, Veritiv does not enter into contracts that require more than one year to complete or that contain significant financing components.

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

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Consolidated Balance Sheet.

In accordance with Topic 606, a customer contract liability will arise when Veritiv has received payment for goods and services, but has not yet transferred the items to a customer and satisfied its performance obligations. Veritiv records a customer contract liability for performance obligations outstanding related to payments received in advance for customer deposits on equipment sales and its bill-and-hold arrangements. Veritiv expects to satisfy these remaining performance obligations and recognize the related revenues upon delivery of the goods and services to the customer's designated location within 12 months following receipt of the payment. Most equipment sales deposits are held for approximately 90 days and most bill-and-hold arrangements initially cover a 90-day period, but can be renewed by the customer.

As of December 31, 2018, the Company recognized estimated inventory returns of approximately $2.5 million, which is included in inventories on the Consolidated Balance Sheet. Additionally, the Company recognized approximately $17.7 million of customer contract liabilities related to its customer deposits for equipment sales and payments received for bill-and-hold arrangements, which are included in accounts payable on the Consolidated Balance Sheet. See the table below for a summary of the changes to the customer contract liabilities for the year ended December 31, 2018:

Customer Contract Liabilities
(in millions)	2018
Balance at January 1	$20.5
Payments received	55.0
Revenue recognized from beginning balance	(20.5)
Revenue recognized from current year receipts	(37.3)
Balance at December 31	$17.7

Revenue Composition

Veritiv’s revenues are primarily derived from purchase orders and rate agreements associated with (i) the delivery of standard listed products with observable standalone sale prices or (ii) transportation and warehousing services. Revenue generally consists of a single performance obligation to transfer a promised good or service and is short-term in nature. Revenues are recognized when control of the promised goods or services is transferred to Veritiv’s customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Sales transactions with customers are designated f.o.b. destination and revenue is recorded at the point in time when the product is delivered to the customer’s designated location or when the customer has otherwise obtained the benefit of the goods, when title and risk of loss are transferred. Revenues from Veritiv's transportation services are recognized upon completion of the related delivery services and revenues from warehousing services are recognized over time as the storage services are provided. The Company considers handling and delivery as activities to fulfill its performance obligations. Billings for third-party freight are accounted for as net sales and handling and delivery costs are accounted for as distribution expenses.

Certain revenues are derived from shipments which are made directly from a manufacturer to a Veritiv customer. The Company is considered to be a principal to these transactions because, among other factors, it maintains control of the goods after they leave the supplier and before they are received at the customer's location, in most cases it selects the supplier and sets the price to the customer, and it bears the risk of the customer defaulting on payment or rejecting the goods. Revenues from these sales are reported on a gross basis in the Consolidated Statements of Operations and have historically represented approximately one-third of Veritiv's total net sales. Revenues from these sales amounted to $3.1 billion for the year ended December 31, 2018.

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

See Note 18, Segment Information, for the disaggregation of revenue and other information related to the Company’s reportable segments and Corporate & Other.

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

Acquisition-related costs of approximately $0.6 million and $7.3 million were expensed as incurred and were recognized in integration and acquisition expenses on the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, respectively. These charges are included in the table in Note 4, Integration, Acquisition and Restructuring Charges, and related primarily to legal, consulting and other professional fees, retention and other costs to integrate the business.

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

The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed as of the Acquisition Date based on valuation information, estimates and assumptions available as of August 30, 2018. See Note 5, Goodwill and Other Intangible Assets, for additional information related to the goodwill acquired in the AAC acquisition. See Note 12, Fair Value Measurements, for additional information related to the fair value of the contingent consideration related to the earn-out.

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

Pro Forma Impact (unaudited)

The operating results of AAC are included in the Company's financial statements from September 1, 2017 through December 31, 2018 and are reported as part of the Packaging reportable segment.

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

•
Incremental amortization expense: Pro forma net loss for the year ended December 31, 2017 includes incremental amortization expense of $2.5 million. Pro forma net income for the year ended December 31, 2016 includes incremental amortization expense of $6.3 million.

•
Interest expense: Pro forma net loss for the year ended December 31, 2017 includes incremental interest expense of $2.0 million. Pro forma net income for the year ended December 31, 2016 includes incremental interest expense of $2.4 million.

A combined U.S. federal statutory and state rate of 39.0% was used to determine the after-tax impact on net income (loss) of the pro forma adjustments.

4. INTEGRATION, ACQUISITION AND RESTRUCTURING CHARGES

Merger of xpedx and Unisource

The Company currently expects net costs and charges associated with achieving anticipated cost savings and other synergies from the Merger (excluding charges relating to the complete or partial withdrawal from multi-employer pension plans ("MEPP"), some of which are uncertain at this time, and including cash proceeds from sales of assets related to consolidation), to be approximately $320 million to $330 million, through December 31, 2019. Included in the estimate is approximately $130 million to $135 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. Through December 31, 2018, the Company has incurred approximately $282 million in costs and charges, including approximately $106 million for capital expenditures.

Integration and Acquisition Expenses

During the years ended December 31, 2018, 2017 and 2016, Veritiv incurred costs and charges related primarily to: internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate its businesses. The following table summarizes the components of integration and acquisition expenses:

	Year Ended December 31,
(in millions)	2018	2017	2016
Integration management	$17.3	$14.5	$8.3
Retention compensation	0.5	0.2	2.5
Information technology conversion costs	8.1	8.8	6.3
Rebranding	0.0	0.5	2.4
Legal, consulting and other professional fees	0.3	1.5	2.3
Other	3.5	3.0	4.1
AAC integration and acquisition	2.1	8.0	—
Total integration and acquisition expenses	$31.8	$36.5	$25.9

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
As part of its restructuring efforts, the Company continues to evaluate its operations outside of North America to identify additional cost saving opportunities. The Company may elect to restructure its operations in specific countries, which may include staff reductions, lease terminations and facility closures, or the complete exit of a market. The Company may continue to record restructuring charges in the future as restructuring activities progress, which may include gains or losses from the disposition of assets. See Note 18, Segment Information, for the impact these charges had on the Company's reportable segments.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized $15.0 million, $24.4 million and $2.1 million in net gains related to the sale or exit of certain facilities, respectively. During the fourth quarter of 2018, three properties were sold as part of the Company's restructuring efforts. The Company recognized a gain on the sale of these assets of approximately $12.9 million.

As described in Note 6, Debt and Other Obligations, on June 30, 2018, the related party failed sale-leaseback agreements, originally entered into with Georgia-Pacific, expired in accordance with their terms. The agreements contained provisions that required Veritiv to incur costs during the lease term related to general repairs and maintenance. Certain termination and repair costs were incurred at or near the end of the agreements' expirations. Costs related to the properties that were exited as part of the restructuring plan were classified within restructuring charges, net, on the Consolidated Statements of Operations, and totaled $11.2 million for the year ended December 31, 2018.

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

The following table presents a summary of restructuring charges, net, related to active restructuring initiatives that were incurred during the last three fiscal years and the cumulative recorded amounts since the initiative began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other (non-cash portion)	Total
2018	$3.3	$22.3	$(15.0)	$10.6
2017	7.5	33.6	(24.4)	16.7
2016	3.5	11.0	(2.1)	12.4
Cumulative	23.3	70.2	(37.4)	56.1

The following is a summary of the Company's restructuring liability activity for the periods presented (costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals):

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2016	$1.8	$8.0	$9.8
Costs incurred	7.5	33.6	41.1
Payments	(4.9)	(16.4)	(21.3)
Balance at December 31, 2017	4.4	25.2	29.6
Costs incurred	3.3	22.3	25.6
Payments	(3.0)	(22.4)	(25.4)
Balance at December 31, 2018	$4.7	$25.1	$29.8

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

	Year Ended December 31,
(in millions)	Restructuring charges, net	Distribution expenses	Total Net Charges
2018	$(2.8)	$11.2	$8.4
2017	17.4	2.1	19.5
2016	7.5	2.3	9.8

Final charges for these MEPP withdrawals will not be known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. Currently, the Company expects payments will occur over an approximate 20 year period. The Company expects to incur similar types of charges in future periods in connection with its ongoing restructuring activities. As of December 31, 2018, the Company has received determination letters resulting from two withdrawals. Payments for these two withdrawals are expected to occur over an approximate 20 year period.

Veritiv Restructuring Plan: Print Segment

To ensure that Veritiv will be appropriately positioned to respond to the secular decline in the paper industry, the Company restructured its Print segment in 2018. The restructuring plan included initiatives within the Company's Print segment to improve the sustainability of the print business, better serve its customers’ needs and work more effectively with suppliers by incorporating a more customer focused, collaborative, team-selling approach as well as better aligning its support functions. For the year ended December 31, 2018 the Company incurred charges of $10.7 million related to this restructuring plan. The Company does not anticipate any further charges relating to this restructuring plan.

The following is a summary of the Company's Print restructuring liability activity for the year ended December 31, 2018:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2017	$—	$—	$—
Costs incurred	10.0	0.7	10.7
Payments	(8.0)	(0.7)	(8.7)
Balance at December 31, 2018	$2.0	$0.0	$2.0

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2018, the net goodwill balance was $99.6 million. The following table sets forth the changes in the carrying amount of goodwill during 2018 and 2017:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other	Total
Balance at December 31, 2016:
Goodwill	$44.1	$59.0	$265.4	$50.5	$6.1	$425.1
Accumulated impairment losses	—	(59.0)	(265.4)	(50.5)	—	(374.9)
Net goodwill 2016	44.1	—	—	—	6.1	50.2
2017 Activity:
Goodwill acquired	55.5	—	—	—	—	55.5
Impairment of goodwill	—	—	—	—	(6.1)	(6.1)
Balance at December 31, 2017:
Goodwill	99.6	59.0	265.4	50.5	6.1	480.6
Accumulated impairment losses	—	(59.0)	(265.4)	(50.5)	(6.1)	(381.0)
Net goodwill 2017	99.6	—	—	—	—	99.6
2018 Activity:
Goodwill acquired	—	—	—	—	—	—
Impairment of goodwill	—	—	—	—	—	—
Balance at December 31, 2018:
Goodwill	99.6	59.0	265.4	50.5	6.1	480.6
Accumulated impairment losses	—	(59.0)	(265.4)	(50.5)	(6.1)	(381.0)
Net goodwill 2018	$99.6	$—	$—	$—	$—	$99.6

Goodwill of $55.5 million arising from the acquisition of AAC, as described in Note 3, 2017 Acquisition, consists largely of the expected synergies and other benefits from combining operations. The goodwill was allocated 100% to the Company's Packaging reportable segment. All costs associated with the AAC acquisition will be deductible for tax purposes.

During the third quarter of 2017, as part of the Company's review for possible goodwill impairment indicators, management determined that the goodwill allocated to the logistics solutions business was fully impaired. The impairment was recorded as selling and administrative expense in the Consolidated Statements of Operations. See Note 12, Fair Value Measurements, for additional information related to the impairment. There were no other goodwill impairment charges recorded during the year ended December 31, 2017. There were no goodwill impairment charges recorded during the years ended December 31, 2018 and 2016.

Other Intangible Assets

The components of the Company's other intangible assets were as follows:

	December 31, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$67.7	$10.8	$56.9	$67.7	$6.1	$61.6
Trademarks/Trade names	3.8	3.5	0.3	3.8	2.3	1.5
Non-compete agreements	1.5	1.5	—	1.5	0.5	1.0
Total	$73.0	$15.8	$57.2	$73.0	$8.9	$64.1

During the third quarter of 2017, the Company recognized a $1.6 million non-restructuring asset impairment charge related to its logistics solutions business's customer relationship intangible asset, which was recorded in selling and administrative expenses. During the year ended December 31, 2016, the Company recognized $2.8 million and $3.0 million in asset impairment charges related to its Print and Publishing segments' customer relationship intangible assets, respectively, which were recorded in selling and administrative expenses. See Note 12, Fair Value Measurements, for additional information related to these impairments.

Upon retirement or full impairment of the intangible asset, the cost and related amount of accumulated amortization are eliminated from the asset and accumulated amortization accounts, respectively.

The Company recorded amortization expense of $6.9 million, $4.2 million and $3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Total
2019	$5.0
2020	4.8
2021	4.8
2022	4.8
2023	4.8

6. DEBT AND OTHER OBLIGATIONS

The Company's long-term debt obligations were as follows:

(in millions)	December 31, 2018	December 31, 2017
Asset-Based Lending Facility (the "ABL Facility")	$932.1	$897.7
Equipment capital leases	38.2	13.5
Total debt	970.3	911.2
Less: current maturities of long-term debt	(6.7)	(2.9)
Long-term debt, net of current maturities	$963.6	$908.3

The Company's long-term financing obligations were as follows:

(in millions)	December 31, 2018	December 31, 2017
Obligations to related party	$—	$162.3
Obligations - other financing	24.2	27.1
Total financing obligations	24.2	189.4
Less: current portion of financing obligations	(0.6)	(7.8)
Financing obligations, less current portion	$23.6	$181.6

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

Upon termination or expiration of a property's financing agreement, the Company recognized the non-cash effects of the derecognition of (i) the property and equipment and (ii) the corresponding financing obligation, as other non-cash items, net, on the Consolidated Statements of Cash Flows. Any gain or loss realized upon derecognition has been included in other

(income) expense, net or restructuring charges, net on the Consolidated Statements of Operations, based upon the rationale for the termination. See the table below for the non-cash effects of the derecognition of (i) the property and equipment and (ii) the corresponding financing obligation (total of current and non-current portions):

	Year Ended December 31,
(in millions)	2018	2017	2016	Total
Property and equipment	$155.2	$14.6	$3.7	$173.5
Financing obligations	155.6	15.2	8.4	179.2

ABL Facility

Veritiv has a $1.4 billion asset-based lending facility. The ABL Facility is comprised of U.S. and Canadian sub-facilities of $1,250 million and $150 million, respectively. The ABL Facility is available to be drawn in U.S. dollars, in the case of the U.S. sub-facilities, and in U.S. dollars or Canadian dollars, in the case of the Canadian sub-facilities, or in other currencies that are mutually agreeable. The Company's accounts receivable and inventories in the U.S. and Canada are collateral under the ABL Facility.

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

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At December 31, 2018 the above test was not applicable.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of December 31, 2018, the available additional borrowing capacity under the ABL Facility was approximately $278.7 million. As of December 31, 2018, the Company held $11.5 million in outstanding letters of credit.

Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker’s acceptance rate or base rate plus a margin rate. The weighted-average borrowing interest rate was 4.6% and 3.3% at December 31, 2018 and December 31, 2017, respectively.

In conjunction with the ABL Facility amendment noted above, the Company recognized a charge of $1.9 million to interest expense, net, in the Consolidated Statements of Operations, for the write-off of a portion of the previously deferred financing costs associated with lenders in the original ABL Facility that exited the amended ABL Facility. In addition, the Company incurred and deferred $2.0 million of new financing costs associated with this transaction, reflected in other non-current assets in the Consolidated Balance Sheets, which will be amortized to interest expense on a straight-line basis over the amended term of the ABL Facility. For the years ended December 31, 2018, 2017 and 2016, interest expense, net in the Consolidated Statements of Operations included $2.6 million, $2.6 million and $5.6 million, respectively, of amortization and write-off of deferred financing fees.

Equipment Capital Lease Obligations

See Note 8, Leases, for additional information regarding the Company's equipment capital lease obligations.

7. DERIVATIVE INSTRUMENT, HEDGING ACTIVITIES AND RISK MANAGEMENT

Financial Risk Management Policy

The Company’s indebtedness under its financing arrangement creates interest rate risk. The Company’s objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in the interest rate. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

This interest rate exposure is actively monitored by management, and in July 2015, the Company entered into an interest rate cap agreement. The interest rate cap effectively limits the floating LIBOR-based portion of the interest rate. The effective date of the interest rate cap agreement was July 31, 2015 with an expiration date of July 1, 2019. The initial notional amount of this agreement covered $392.9 million of the Company’s floating-rate debt at 3.0% plus the applicable credit spread. The Company paid $2.0 million for the interest rate cap agreement. Approximately $0.6 million of the amount paid represented transaction costs and was expensed immediately to earnings. As of December 31, 2018 and December 31, 2017, the interest rate cap agreement had a fair value that was not significant. As of December 31, 2018 the value was classified within other current assets on the Consolidated Balance Sheets as it expires July 1, 2019. As of December 31, 2017, the value was classified within other non-current assets on the Consolidated Balance Sheets. The fair value is estimated using observable market-based inputs including interest rate curves and implied volatilities (Level 2).

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

Accounting for Derivative Instruments

The interest rate cap agreement is subject to ASC 815, Derivatives and Hedging. For those instruments that are designated and qualify as hedging instruments, a company must designate the instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation.

A cash flow hedge refers to hedging the exposure to variability in expected future cash flows attributable to a particular risk. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCL until reclassified into earnings in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion, if any, is immediately recognized in earnings. The ineffective portion was not significant for the years ended December 31, 2018, 2017 and 2016, respectively.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized an after-tax gain of $0.4 million, and after-tax losses of $0.0 million and $0.2 million, respectively, in other comprehensive income (loss) associated with the interest rate cap. For the years ended December 31, 2018 and 2017, $0.4 million and $0.1 million were reclassified from AOCL into earnings on an after-tax basis. There were no reclassifications from AOCL into earnings for the year ended December 31, 2016. The amount the Company expects to reclassify from AOCL into earnings within the following six months is approximately $0.3 million after-tax.

8. LEASES

Lease Commitments

Future minimum lease payments at December 31, 2018 were as follows:

	Financing Obligation and Equipment Capital Leases	Operating Leases
(in millions)		Lease Obligations	Sublease Income	Total
2019	$9.3	$108.3	$(0.3)	$108.0
2020	9.0	98.3	(0.1)	98.2
2021	8.3	82.2	—	82.2
2022	7.9	69.3	—	69.3
2023	6.8	49.4	—	49.4
Thereafter	23.0	173.4	—	173.4
	64.3	580.9	(0.4)	580.5
Amount representing interest	(11.6)	—	—	—
Total future minimum lease payments	$52.7	$580.9	$(0.4)	$580.5

Financing Obligations to Related Party
In connection with Bain Capital Fund VII, L.P.’s acquisition of its 60% interest in UWWH on November 27, 2002, Unisource transferred 40 of its U.S. warehouse and distribution facilities (the "Properties") to Georgia-Pacific who then sold 38 of the Properties to an unrelated third-party (the "Purchaser/Landlord"). Contemporaneously with the sale, Georgia-Pacific entered into lease agreements with the Purchaser/Landlord with respect to the individual 38 Properties and concurrently entered into sublease agreements with Unisource, which expired in June 2018. As a result of certain forms of continuing involvement, these transactions did not qualify for sale-leaseback accounting. Accordingly, the leases were classified as financing transactions. As of June 30, 2018, the financing obligations for all of the related party financed Properties were either terminated early or have expired in accordance with their terms. Through formal termination or natural expiration of these agreements, the involvement of Georgia-Pacific (the related party) ceased and the leases no longer qualified as failed sale-leaseback financing obligations. Of the original 38 financing obligations to related party Properties, 27 were settled by the return of the Properties to the landlord.

The Company currently leases one property that is directly owned by Georgia-Pacific and has classified it as an operating lease in accordance with the accounting guidance.

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

In May 2017, the Company entered into a purchase and sale agreement under which Veritiv agreed to sell the previously acquired Austin, Texas facility to an unrelated third-party. Upon the closing of the sale, Veritiv entered into a lease of the facility for an initial period of ten years with two optional five-year renewal terms. The sale-leaseback transaction does not provide for any continuing involvement by the Company other than a normal lease for use of the property during the lease term. The transaction resulted in net cash proceeds of $9.1 million and a related deferred gain of $5.4 million. The Company has recognized a portion of the gain on a straight-line basis over the initial ten-year lease period as a reduction to selling and administrative expenses in the Consolidated Statements of Operations. The current portion of the deferred gain is included in other accrued liabilities and the non-current portion of the deferred gain is included in other non-current liabilities on the Consolidated Balance Sheets.

Operating Leases

Certain properties and equipment are leased under cancelable and non-cancelable agreements. The Company recorded rent expense of $118.1 million, $106.3 million and $108.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

New Lease Accounting Standard

The Company adopted ASU 2016-02, Leases (Topic 842), and its related interpretations on January 1, 2019 applying the prospective method. The adoption will result in the recognition of approximately $425 million in operating lease right-of-use assets and related obligations in the Consolidated Balance Sheet. See Note 1, Business and Summary of Significant Accounting Policies, for additional adoption related information.

9. INCOME TAXES

The Company is subject to federal, state and local income taxes in the U.S., as well as income taxes in Canada, Mexico and other foreign jurisdictions. The domestic (United States) and foreign components of the Company's income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Domestic (United States)	$(16.7)	$(18.0)	$27.6
Foreign	6.5	16.1	13.2
Income (loss) before income taxes	$(10.2)	$(1.9)	$40.8

Income tax expense (benefit) in the Consolidated Statements of Operations consisted of the following:

	Year Ended December 31,
(in millions)	2018	2017	2016
Current Provision:
U.S. Federal	$0.8	$4.8	$3.6
U.S. State	1.2	1.5	1.5
Foreign	1.5	3.2	3.6
Total current income tax expense	$3.5	$9.5	$8.7

Deferred, net:
U.S. Federal	$0.4	$16.3	$9.6
U.S. State	0.6	(2.7)	1.9
Foreign	1.0	(11.7)	(0.4)
Total deferred, net	$2.0	$1.9	$11.1
Provision for income tax expense	$5.5	$11.4	$19.8

Reconciliation between the federal statutory rate and the effective tax rate is as follows (see Note 10, Related Party Transactions, for additional information related to the Tax Receivable Agreement):

	Year Ended December 31,
(in millions)	2018	2017	2016
Income (loss) before income taxes	$(10.2)	$(1.9)	$40.8
Statutory U.S. income tax rate	21.0%	35.0%	35.0%
Tax expense using statutory U.S. income tax rate	$(2.1)	$(0.7)	$14.3
Foreign income tax rate differential	0.7	(1.4)	(1.1)
State tax (net of federal benefit)	1.4	(0.5)	2.8
Non-deductible expenses	2.7	2.2	2.3
Tax Receivable Agreement (1)	(0.3)	(3.8)	1.6
Tax credits (2)	(1.0)	(4.0)	—
Impact of U.S. Tax Act (Federal and State)	1.3	30.2	—
Stock compensation vesting	1.7	—	—
Change in valuation allowance - U.S. Federal (3)	(0.1)	—	—
Change in valuation allowance - Foreign	(0.4)	(13.7)	(0.5)
Global Intangible Low Taxed Income	1.4	—	—
Goodwill impairment	—	2.1	—
Foreign taxes	0.6	0.7	0.5
Other	(0.4)	0.3	(0.1)
Income tax provision	$5.5	$11.4	$19.8
Effective income tax rate	(53.9)%	(600.0)%	48.5%
(1) Includes a $4.7 million tax rate benefit for the federal tax rate change as part of the Tax Act and a $0.9 million tax rate increase for other fair value changes in 2017.
(2) Includes a $3.1 million benefit for credits related to foreign taxes and research and experimentation activities recognized in conjunction with the third quarter of 2017 filing of Veritiv’s 2016 U.S. federal tax return and amended 2015 and 2014 U.S. federal tax returns.
(3) Increase in Section 382 limitation resulting from recognition of 2018 built-in gains.

The Tax Act was signed into law on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35.0% to 21.0%, implementation of a territorial tax system and a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. Veritiv recognized the tax effects of the Tax Act in the year ended December 31, 2017 and completed the accounting for certain income tax effects of the Tax Act during the fourth quarter of 2018 in accordance with SAB 118. The total amount recorded related to the Tax Act includes $31.5 million in tax expense, of which $24.0 million related primarily to the remeasurement of the Company's deferred taxes to the 21.0% tax rate and $7.5 million related to the one-time transition tax. Additionally, the Company has concluded the applicable accounting policy election associated with GILTI will be treated as a period cost.  The Company has accounted for the tax impacts related to provisions of the Tax Act effective in fiscal year 2018.

Effective January 1, 2018, Veritiv elected to early adopt ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from accumulated other comprehensive income (AOCI) which gives companies the option to reclassify to retained earnings tax effects resulting from the Tax Act related to items in AOCI that the FASB refers to as having been stranded in AOCI. As a result of adopting this standard, the Company reclassified $0.8 million from Veritiv's AOCL to retained earnings.

Deferred income tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Deferred income tax assets:
Accrued compensation	$11.4	$0.1	$11.6	$0.2
Capital leases and financing obligations	13.0	0.6	47.3	0.8
Goodwill and other intangibles, net	1.2	—	1.9	—
Long-term compensation	21.7	2.5	21.3	4.1
Net operating losses and credit carryforwards	40.8	10.0	44.9	11.8
Allowance for doubtful accounts	14.8	0.1	10.0	0.1
Other	9.6	1.4	5.6	0.6
Gross deferred income tax assets	112.5	14.7	142.6	17.6
Less valuation allowance	(5.1)	(3.3)	(4.7)	(3.6)
Total deferred tax asset	107.4	11.4	137.9	14.0
Deferred income tax liabilities:
Property and equipment, net	(22.9)	—	(54.2)	—
Inventory reserve	(34.9)	—	(33.5)	—
Other	(4.5)	—	(4.6)	—
Total deferred tax liability	(62.3)	—	(92.3)	—
Net deferred income tax asset	$45.1	$11.4	$45.6	$14.0

Deferred income tax asset valuation allowance is as follows:

(in millions)	U.S.	Non-U.S.	Total
Balance at December 31, 2016	$6.5	$18.1	$24.6
Additions	—	0.2	0.2
Subtractions (1)	(1.8)	(16.0)	(17.8)
Currency translation adjustments	—	1.3	1.3
Balance at December 31, 2017	4.7	3.6	8.3
Additions	0.5	0.7	1.2
Subtractions	(0.1)	(0.8)	(0.9)
Currency translation adjustments	—	(0.2)	(0.2)
Balance at December 31, 2018	$5.1	$3.3	$8.4
(1) Includes a $13.4 million benefit for release of the valuation allowance against net deferred tax assets in Canada reflecting the Company’s cumulative recent income and improved expectation of future taxable income.

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

In general, it is the practice and intention of Veritiv to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2018, Veritiv’s tax basis exceeded its financial reporting basis in certain investments in non-U.S. subsidiaries. The Company does not believe these temporary differences will reverse in the foreseeable future and, therefore, no deferred tax asset has been recognized with respect to these basis differences. Additionally, no deferred tax liability has been recognized for income and withholding tax liabilities associated with investments in non-U.S. subsidiaries where book basis exceeds tax basis. The amount of such temporary differences totaled approximately $26.9 million as of

December 31, 2018. The income and withholding tax liability associated with these temporary differences is immaterial.

Veritiv applies a "more likely than not" threshold to the recognition and de-recognition of uncertain tax positions. A change in judgment related to prior years' uncertain tax positions is recognized in the period of such change.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. Total gross unrecognized tax benefits as of December 31, 2018, 2017 and 2016, as well as activity within each of the years, was not material.

In the U.S., Veritiv is generally subject to examination by the IRS for fiscal years 2015 and later and certain states for fiscal years 2014 and later; however, it may be subject to IRS and state tax authority adjustments for years prior to 2015 to the extent of losses or other tax attributes carrying forward from the earlier years. Veritiv Canada remains subject to examination by the Canadian Revenue Agency and certain provinces for fiscal years 2011 and later.

As of December 31, 2018, Veritiv has federal, state and foreign income tax NOLs available to offset future taxable income of $149.0 million, $156.3 million and $40.8 million, respectively, which will expire at various dates from 2019 through 2035, with the exception of certain foreign NOLs that do not expire but have a full valuation allowance.

10. RELATED PARTY TRANSACTIONS

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

•
Tax Receivable Agreement: The Tax Receivable Agreement ("TRA") sets forth the terms by which Veritiv generally will be obligated to pay the UWWH Stockholder an amount equal to 85% of the U.S. federal, state and Canadian income tax savings that Veritiv actually realizes as a result of the utilization of Unisource's NOLs attributable to taxable periods prior to the date of the Merger. For purposes of the TRA, Veritiv’s income tax savings will generally be computed by comparing Veritiv’s actual aggregate U.S. federal, state and Canadian income tax liability for taxable periods (or portions thereof) beginning after the date of the Merger to the amount of Veritiv’s aggregate U.S. federal, state and Canadian income tax liability for the same periods had Veritiv not been able to utilize Unisource's NOLs attributable to taxable periods prior to the date of the Merger. Veritiv will pay to the UWWH Stockholder an amount equal to 85% of such tax savings, plus interest at a rate of LIBOR plus 1.00%, computed from the earlier of the date that Veritiv files its U.S. federal income tax return for the applicable taxable year and the date that such tax return is due (without extensions) until payments are made. Under the TRA, the UWWH Stockholder will not be required to reimburse Veritiv for any payments previously made if such tax benefits are subsequently disallowed or adjusted (although future payments under the TRA would be adjusted to the extent possible to reflect the result of such disallowance or adjustment). The TRA will be binding on and adapt to the benefit of any permitted assignees of the UWWH Stockholder and to any successors to any of the parties of the TRA to the same extent as if such permitted assignee or successor had been an original party to the TRA. In January 2019, 2018 and 2017, Veritiv paid $8.1 million, $10.1 million and $8.7 million, respectively, in principal and interest, to the UWWH Stockholder for the utilization of pre-merger NOLs in its 2017, 2016 and 2015 federal and state tax returns, respectively. As of December 31, 2017, the TRA was revalued for the Tax Act change, lowering the U.S. federal corporate tax rate from 35.0% to 21.0%. This change reduced the value of the TRA liability by $13.5 million.

On November 23, 2016, the UWWH Stockholder sold 1.76 million shares of Veritiv common stock in an underwritten public offering. Concurrently with the closing of the offering, Veritiv repurchased 0.31 million of these offered shares from the underwriters at a price of $42.8625 per share, which is the price at which the underwriters purchased such shares from the selling stockholder, for an aggregate purchase price of approximately $13.4 million. In conjunction with these transactions, Veritiv incurred approximately $0.8 million in transaction-related fees, of which approximately $0.2 million was capitalized as part of the cost to acquire the treasury stock with the remainder included in selling and administrative expenses, on the Consolidated Statements of Operations.

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

On September 25, 2018, the UWWH Stockholder sold 1.50 million shares of Veritiv common stock in a block trade. The Company did not sell or repurchase any shares and did not receive any of the proceeds in this transaction. In conjunction with this transaction, Veritiv incurred approximately $0.2 million in transaction-related fees, which were included in selling and administrative expenses on the Consolidated Statements of Operations. The UWWH Stockholder beneficially owned 2,783,840 shares of Veritiv's outstanding common stock as of December 31, 2018.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and related private placement, Georgia-Pacific, as joint owner of the UWWH Stockholder, is a related party. The following table summarizes the financial impact of these related party transactions with Georgia-Pacific:

	Year Ended December 31,
(in millions)	2018	2017	2016
Sales to Georgia-Pacific, reflected in net sales	$28.0	$32.2	$35.6
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	$146.5	$181.6	$224.9

Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$17.3	$22.7
Related party payable to Georgia-Pacific	$9.3	$8.5
Related party receivable from Georgia-Pacific	$3.2	$3.3

See Note 8, Leases, for information on the Company's financing obligations to Georgia-Pacific.

11. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

Veritiv sponsors qualified defined contribution plans covering its employees in the U.S. and Canada. The defined contribution plans allow eligible employees to contribute a portion of their eligible compensation (including salary and annual incentive plan bonus) to the plans and Veritiv makes matching contributions to participant accounts on a specified percentage of employee deferrals as determined by the provisions of each plan. During the years ended December 31, 2018, 2017 and 2016 Veritiv's contributions to these plans totaled $20.6 million, $19.4 million and $19.6 million, respectively.

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

The liabilities associated with these plans are summarized in the table below.

Deferred Compensation Liability

(in millions)	December 31, 2018	December 31, 2017
Other accrued liabilities	$3.4	$2.6
Other non-current liabilities	21.6	23.7
Total liabilities	$25.0	$26.3

Defined Benefit Plans

At December 31, 2018 and 2017, Veritiv did not maintain any active defined benefit plans for its non-union employees. Veritiv maintains a defined benefit pension plan in the U.S. for employees covered by certain collectively bargained agreements. Veritiv also assumed responsibility for Unisource’s defined benefit plan, which includes frozen cash balance accounts for certain former Unisource employees.

During October 2018, the Company settled its pension obligation related to participants currently in receipt of benefits (i.e., retirees) in the U.S. by purchasing a group annuity insurance contract. By purchasing an insurance contract, the Company eliminated its obligation related to paying and managing these participants and passed the full obligation to the selected insurer, which reduced Veritiv's projected benefit obligation and plan assets by approximately $21.6 million for the year ended December 31, 2018. The Company's initial estimate of a $1.4 million settlement gain, as reported in its quarterly report on Form 10-Q as filed with the SEC for the quarterly period ended September 30, 2018, was adjusted during December 2018 for changes in market conditions and other normal pension activities. This December 2018 adjustment resulted in the recording of a settlement loss of approximately $0.9 million.

Benefit Obligations and Funded Status

The following table provides information about Veritiv's U.S. and Canadian defined benefit pension plans and Supplemental Executive Retirement Plans ("SERP"):

	Year Ended December 31,
	2018		2017
(in millions)	U.S.	Canada	U.S.	Canada
Accumulated benefit obligation, end of year	$64.1	$70.2	$91.0	$83.2

Change in projected benefit obligation:
Benefit obligation, beginning of year	$91.0	$90.0	$89.7	$79.0
Service cost	1.2	0.3	0.8	0.3
Interest cost	2.5	2.7	2.7	2.7
Actuarial (gain) loss	(3.7)	(6.0)	3.3	6.1
Benefits paid	(1.7)	(4.9)	(5.5)	(3.9)
Settlements	(25.2)	—	—	—
Foreign exchange adjustments	—	(6.8)	—	5.8
Projected benefit obligation, end of year	$64.1	$75.3	$91.0	$90.0

Change in plan assets:
Plan assets, beginning of year	$81.4	$74.9	$75.9	$64.9
Employer contributions	0.1	2.2	—	3.1
Investment returns	(1.5)	(0.4)	12.0	6.0
Benefits paid	(1.7)	(4.9)	(5.5)	(3.9)
Administrative expenses paid	(1.0)	—	(1.0)	—
Settlements	(25.2)	—	—	—
Foreign exchange adjustments	—	(5.9)	—	4.8
Plan assets, end of year	$52.1	$65.9	$81.4	$74.9
Underfunded status, end of year	$(12.0)	$(9.4)	$(9.6)	$(15.1)

Balance Sheet Positions

	Year Ended December 31,
	2018		2017
(in millions)	U.S.	Canada	U.S.	Canada
Amounts recognized in the Consolidated Balance Sheets consist of:
Other accrued liabilities	$0.1	$0.2	$0.1	$0.2
Defined benefit pension obligations	11.9	9.2	9.5	14.9
Net liability recognized	$12.0	$9.4	$9.6	$15.1

	Year Ended December 31,
	2018		2017
(in millions)	U.S.	Canada	U.S.	Canada
Amounts not yet reflected in net periodic benefit cost and included in AOCL consist of:
Net loss, net of tax	$5.4	$4.7	$3.2	$6.1

Net Periodic Cost

Total net periodic benefit cost (credit) associated with the defined benefit pension and SERP plans is summarized below:

	Year Ended December 31,
	2018		2017		2016
(in millions)	U.S.	Canada	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$2.0	$0.3	$2.0	$0.3	$1.7	$0.3

Interest cost	$2.5	$2.7	$2.7	$2.7	$3.4	$3.1
Expected return on plan assets	(5.2)	(3.9)	(5.1)	(3.7)	(5.0)	(3.5)
Settlement loss	1.1	0.1	—	—	—	—
Amortization of net loss	—	0.3	0.1	0.2	0.1	0.2
Total other components	$(1.6)	$(0.8)	$(2.3)	$(0.8)	$(1.5)	$(0.2)
Net periodic benefit cost (credit)	$0.4	$(0.5)	$(0.3)	$(0.5)	$0.2	$0.1

Changes to funded status recognized in other comprehensive (income) loss:
Net loss (gain) during year, net of tax	$2.2	$(1.4)	$(2.5)	$2.7	$(0.5)	$2.2

The components of net periodic benefit cost (credit) other than the service cost component are included in other (income) expense, net in the Company’s Consolidated Statements of Operations. Amounts are generally amortized from AOCL over the expected future working lifetime of active plan participants. The amount Veritiv expects to amortize from AOCL into net periodic pension cost in 2019 is not significant.

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

As of December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Investments – U.S.:
Equity securities	$33.1	$33.1	$—	$—
Fixed income securities	18.7	18.7	—	—
Cash and short-term securities	0.3	0.3	—	—
Total	$52.1	$52.1	$—	$—

As of December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Investments – Canada:
Cash and short-term securities	$0.3	$0.3	$—	$—
Investments measured at NAV:
Equity securities	42.2
Fixed income securities	23.4
Total	$65.9	$0.3	$—	$—

As of December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Investments – U.S.:
Equity securities	$56.8	$56.8	$—	$—
Fixed income securities	24.3	24.3	—	—
Cash and short-term securities	0.3	0.3	—	—
Total	$81.4	$81.4	$—	$—

As of December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Investments – Canada:
Cash and short-term securities	$0.1	$0.1	$—	$—
Investments measured at NAV:
Equity securities	49.2
Fixed income securities	25.6
Total	$74.9	$0.1	$—	$—

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

The weighted-average asset allocations of invested assets within Veritiv’s defined benefit pension plans were as follows:

As of December 31, 2018			Asset Allocation Range
(in millions)	U.S.	Canada	U.S.	Canada
Equity securities	$33.1	$42.2	55 - 75%	50 - 70%
Fixed income securities	18.7	23.4	20 - 40%	30 - 50%
Cash and short-term securities	0.3	0.3	0 - 10%	0 - 5%
Total	$52.1	$65.9

As of December 31, 2017			Asset Allocation Range
(in millions)	U.S.	Canada	U.S.	Canada
Equity securities	$56.8	$49.2	55 - 75%	50 - 70%
Fixed income securities	24.3	25.6	20 - 40%	30 - 50%
Cash and short-term securities	0.3	0.1	0 - 10%	0 - 5%
Total	$81.4	$74.9

Veritiv's investment objectives include maximizing long-term returns at acceptable risk levels, diversifying among asset classes, as applicable, and among investment managers as well as establishing certain risk parameters within asset classes.

Investment performance is evaluated at least quarterly. Total returns are compared to the weighted-average return of a benchmark mix of investments. Individual fund investments are compared to historical three, five and ten year returns achieved by funds with similar investment objectives.

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

The following table presents significant weighted-average assumptions used in computing the benefit obligations:

	December 31,
	2018		2017
	U.S.	Canada	U.S.	Canada
Discount rate	4.01%	3.90%	3.33%	3.40%
Rate of compensation increases	N/A	3.00%	N/A	3.00%

The following table presents significant weighted-average assumptions used in computing net periodic benefit cost:

	Year Ended December 31,
	2018		2017
	U.S.	Canada	U.S.	Canada
Discount rate	3.47%	3.40%	3.76%	3.85%
Rate of compensation increases	N/A	3.00%	N/A	3.00%
Expected long-term rate of return on assets	7.15%	5.50%	7.15%	5.50%

Cash Flows

Veritiv expects to contribute $0.1 million and $1.0 million to its U.S. and Canadian defined benefit pension and SERP plans, respectively, during 2019. Future benefit payments under the defined benefit pension and SERP plans are estimated as follows:

(in millions)	U.S.	Canada
2019	$8.0	$2.6
2020	3.8	2.7
2021	4.0	2.9
2022	3.8	3.1
2023	3.9	3.3
2024-2028	21.0	19.2

Multi-employer Pension Plans

Veritiv's contributions to multi-employer pension plans, excluding the payment of any withdrawal liabilities, were $3.0 million, $3.5 million and $3.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. It is reasonably possible that changes to Veritiv employees covered under these plans might result in additional contribution obligations. Any such obligations would be governed by the specific agreement between Veritiv and any such plan. Veritiv's contributions did not represent more than 5% of total contributions to any multi-employer pension plans for the years ended December 31, 2018, 2017 and 2016. At the date these Consolidated Financial Statements were issued, Forms 5500 were not available for the plan years ending in 2018.

The risks of participating in these multi-employer pension plans are different from a single employer plan in the following aspects:

•	Assets contributed to the multi-employer pension plans by one employer may be used to provide benefits to employees of other participating employers,

•	If a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be inherited by the remaining participating employers, and

•
If the Company stops participating in any of the multi-employer pension plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company has recorded undiscounted charges related to the complete or partial withdrawal from various multi-employer pension plans. Charges not related to the Company's restructuring efforts are recorded as distribution expenses. Initial amounts are recorded as other non-current liabilities in the Consolidated Balance Sheets. See the table below for a summary of the net withdrawal charges and the year-end balance sheet liability positions for the respective years ended December 31:

	Year Ended December 31,
(in millions)	Restructuring charges, net	Distribution expenses	Total Net Charges
2018	$(2.8)	$11.2	$8.4
2017	17.4	2.1	19.5
2016	7.5	2.3	9.8

	At December 31,

(in millions)	Other accrued liabilities	Other non-current liabilities
2018	$0.7	$32.5
2017	0.7	27.2

Included in the restructuring charges, net amounts above for 2017 and 2016, are multi-employer pension plan withdrawal charges of $3.4 million and $7.5 million, respectively, related to the Central States multi-employer pension plan. During the third quarter of 2018, based on an estimate provided by the multi-employer pension plan and an actuarial review change, Veritiv recognized a reduction of $2.7 million in the estimated partial withdrawal liability for the three locations which exited from the Central States multi-employer pension plan in 2017 and 2016. During the fourth quarter of 2018, Veritiv negotiated an exit from the Central States multi-employer pension plan for its Rogers, Minnesota location and recognized an estimated complete withdrawal liability of an additional $12.0 million in distribution expenses, as it was not related to a restructuring activity. To date, Veritiv has not received final determination letters from the Central States multi-employer pension plan for either the 2017 partial or the 2018 complete withdrawals.

Included in the restructuring charges, net amount above for 2017, are multi-employer pension plan withdrawal charges of $13.6 million related to the New England Teamsters and Trucking Industry Pension Fund (the “NE Fund”), a multi-employer pension plan. During the second quarter of 2017, the Company was presented with a Demand for Payment of Withdrawal Liability from the NE Fund attributable to the closure of the Company's Wilmington, Massachusetts facility in the amount of $10.9 million, payable in 240 equal monthly installments beginning in August 2017. Also as part of this same consolidation, the Company's Windsor and Middletown, Connecticut facilities were closed and relocated to Enfield, Connecticut. Employees at both the Windsor and Middletown locations were covered by separate collective bargaining agreements. Employees at the Middletown location subject to that agreement also participate in the NE Fund. The Company entered into a new collective bargaining agreement for the Enfield, Connecticut facility to replace the legacy Windsor and Middletown, Connecticut agreements. The new agreement ended participation in the NE Fund. As a result, in December 2017, the Company received another Demand for Payment of Withdrawal Liability from the NE Fund attributable to that negotiated exit in the amount of $2.7 million, payable in 240 equal monthly installments beginning in February 2018.

See Note 4, Integration, Acquisition and Restructuring Charges, for additional information regarding these transactions. The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability. Final charges for these withdrawals will not be known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. Currently, the Company expects payments will occur over an approximately 20-year period. The Company expects to incur similar types of charges in future periods in connection with its ongoing restructuring activities. As of December 31, 2018, the Company has received determination letters resulting from four withdrawals. Of those, the liabilities for two withdrawals were settled with lump sum payments, while payments for the other two withdrawals are expected to occur over an approximately 20-year period.

Veritiv’s participation in the multi-employer pension plans for the year ended December 31, 2018 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number and the three-digit plan number, if applicable. The Pension Protection Act zone listed below is based on the latest information Veritiv received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. There were no changes in the status of any zones in 2018. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s). Contributions in the table below, for the year ended December 31, 2018 exclude $3.1 million related to payments made for accrued withdrawal liabilities.

Pension Fund	EIN/Pension Plan No.	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented	Veritiv's Contributions			Surcharge Imposed	Expiration Date(s) of Collective Bargaining Agreement(s)
				2018	2017	2016
Western Conference of Teamsters Pension Trust Fund (1)	916145047/001	Green	No	$1.6	$1.6	$1.7	No	9/30/2018 - 10/31/2020
Central States, Southeast & Southwest Areas Pension Fund	366044243/001	Red	Implemented	0.2	0.2	0.3	Yes	Exited during 2018
Teamsters Pension Plan of Philadelphia & Vicinity	231511735/001	Yellow	Implemented	0.4	0.4	0.4	Yes	3/31/2021 & 7/31/2021
New England Teamsters & Trucking Industry Pension	046372430/001	Red	Implemented	—	0.4	0.5	Yes	Exited during 2017
Western Pennsylvania Teamsters and Employers Pension Plan	256029946/001	Red	Implemented	0.3	0.3	0.3	Yes	3/31/2019 & 3/31/2020
Contributions for individually significant plans				2.5	2.9	3.2
Contributions to other multi-employer plans				0.5	0.6	0.5
Total contributions				$3.0	$3.5	$3.7
(1) As of December 31, 2018, there were ten collective bargaining units participating in the Western Conference of Teamsters Pension Trust. As of December 31, 2018, two were then in negotiations.

12. FAIR VALUE MEASUREMENTS

At December 31, 2018 and 2017, the carrying amounts of cash, receivables, payables and other components of other current assets and other accrued liabilities approximate their fair values due to the short maturity of these items.

Borrowings under the ABL Facility are at variable market interest rates, and accordingly, the carrying amount approximates fair value. See Note 6, Debt and Other Obligations, for additional information regarding the Company's ABL Facility.

The fair value of the interest rate cap was derived from a discounted cash flow analysis based on the terms of the agreement and Level 2 data for the forward interest rate curve adjusted for the Company’s credit risk. See Note 7, Derivative Instrument, Hedging Activities and Risk Management, for additional information on the interest rate cap agreement.

The fair value analysis for the goodwill and intangible asset impairments described in Note 5, Goodwill and Other Intangible Assets, and Note 1, Business and Summary of Significant Accounting Policies, respectively, relied upon both Level 2 data (publicly observable data such as market interest rates, the Company’s stock price, the stock prices of peer companies and the capital structures of peer companies) and Level 3 data (internal data such as the Company’s operating and cash flow projections).

For the year ended December 31, 2018, the Company recorded $0.4 million in impairment charges, related to software assets, included in selling and administrative expenses, on the Consolidated Statements of Operations.

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

The Company has on occasion recognized other minor impairments when warranted as part of its normal review of long-lived assets and these impairments are included in selling and administrative expenses on the Consolidated Statements of Operations. Total goodwill and long-lived asset impairments for the years ended December 31, 2018, 2017 and 2016 were $0.4 million, $8.4 million and $7.7 million, respectively.

At December 31, 2018 and 2017, the pension plan assets were primarily comprised of mutual funds and pooled funds. The underlying investments of these funds were valued using either quoted prices in active markets or valued as of the most recent trade date. See Note 11, Employee Benefits Plans, for further detail.

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the TRA at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the TRA is a Level 3 measurement which relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company’s projected revenues, taxable income and assumptions about the utilization of Unisource’s NOLs, attributable to taxable periods prior to the Merger, by the Company). The amount payable under the TRA is contingent on the Company generating a certain level of taxable income prior to the expiration of the NOL carryforwards. Moreover, future trading of Company stock by significant shareholders may result in additional ownership changes as defined under Section 382 of the Internal Revenue Code, further limiting the use of Unisource's NOLs and the amount ultimately payable under the TRA. The contingent liability is remeasured at fair value at each reporting period end with the change in fair value recognized in other (income) expense, net on the Consolidated Statements of Operations. At December 31, 2018, the Company remeasured the contingent liability using a discount rate of 5.1% (Moody's daily long-term corporate BAA bond yield). There have been no transfers between the fair value measurement levels for the years ended December 31, 2018 and 2017. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period. See Note 10, Related Party Transactions, for further discussion of the TRA.

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the years ended December 31, 2018 and 2017:

(in millions)	TRA Contingent Liability
Balance at December 31, 2016	$67.9
Change in fair value adjustment recorded in other (income) expense, net (1)	(9.4)
Principal payment	(8.5)
Balance at December 31, 2017	50.0
Change in fair value adjustment recorded in other (income) expense, net	(1.2)
Principal payment	(9.9)
Balance at December 31, 2018	$38.9
(1) The Tax Act lowered the U.S. federal corporate tax rate to 21.0%, which resulted in a fair value reduction of $13.5 million included in the 2017 fair value change in the table above.

The purchase price allocation for the acquisition of AAC, described in Note 3, 2017 Acquisition, includes $22.2 million for the estimated fair value of contingent consideration. The maximum amount payable for the contingent consideration was $50.0 million, with up to $25.0 million payable at each of the first and second anniversaries of the Acquisition Date. The Company paid $2.5 million on December 26, 2018 for contingent consideration earned as of the first anniversary of the Acquisition Date. The amount payable as of the second anniversary of the Acquisition Date will be determined based on actual growth rates in revenue and gross profit. The initial fair value estimate was based on historic growth patterns and future forecasts, which are Level 3 data. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes and probabilities for the contingent consideration. The contingent consideration is valued using a Monte Carlo simulation model. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within other (income) expense, net, in the Consolidated Statements of Operations during the period in which the change occurs.

The following table provides a reconciliation of the beginning and ending balance of the AAC contingent liability for the year ended December 31, 2018:

(in millions)	AAC Contingent Liability
Balance at August 31, 2017	$30.0
Purchase accounting adjustment	(7.8)
Adjusted purchase price	22.2
Change in fair value adjustment recorded in other (income) expense, net	2.0
Balance at December 31, 2017	24.2
Change in fair value adjustment recorded in other (income) expense, net	(12.3)
Contingent liability payment	(2.5)
Balance at December 31, 2018	$9.4

13. SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Other Current Assets

The components of other current assets were as follows:

(in millions)	December 31,	December 31,
	2018	2017
Rebates receivable	$78.0	$61.1
Prepaid expenses	32.0	33.8
Other	37.2	38.6
Other current assets	$147.2	$133.5

Other Non-Current Assets

The components of other non-current assets were as follows:

(in millions)	December 31,	December 31,
	2018	2017
Deferred financing costs	$6.7	$9.3
Investments in real estate joint ventures	6.7	6.4
Below market leasehold agreements	4.0	4.7
Other	8.0	10.4
Other non-current assets	$25.4	$30.8

Accrued Payroll and Benefits

The components of accrued payroll and benefits were as follows:

(in millions)	December 31,	December 31,
	2018	2017
Accrued incentive plans	$23.6	$28.7
Accrued commissions	20.6	23.2
Accrued payroll and related taxes	9.2	18.0
Other	3.1	3.6
Accrued payroll and benefits	$56.5	$73.5

Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(in millions)	December 31,	December 31,
	2018	2017
Accrued customer incentives	$25.1	$25.1
Accrued freight	16.4	16.0
Accrued taxes	9.9	12.1
AAC contingent liability and working capital adjustment	9.4	18.4
Tax Receivable Agreement contingent liability	7.9	9.9
Accrued professional fees	6.6	6.7
Other	59.4	46.4
Other accrued liabilities	$134.7	$134.6

Other Non-Current Liabilities

The components of other non-current liabilities were as follows:

(in millions)	December 31,	December 31,
	2018	2017
MEPP withdrawals	$32.5	$27.2
Tax Receivable Agreement contingent liability	31.0	40.1
Deferred compensation	21.6	23.7
Straight-line rent	19.5	17.5
AAC contingent liability	—	7.1
Other	24.0	21.4
Other non-current liabilities	$128.6	$137.0

14. EARNINGS (LOSS) PER SHARE

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

The calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2018, 2017 and 2016 utilized 15.82 million, 15.70 million and 15.97 million shares for basic, respectively, and 15.82 million, 15.70 million and

16.15 million shares for dilutive, respectively, issued and outstanding based on the weighted-average shares outstanding during this period, with the weighted-average shares outstanding for the diluted earnings per share having been adjusted for potentially dilutive shares. See Note 16, Equity-Based Incentive Plans, for additional information.

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations is as follows:

	Year Ended December 31,
(in millions, except per share data)	2018	2017	2016
Numerator:
Net income (loss)	$(15.7)	$(13.3)	$21.0

Denominator:
Weighted-average number of shares outstanding – basic	15.82	15.70	15.97
Weighted-average number of shares outstanding – diluted	15.82	15.70	16.15

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.99)	$(0.85)	$1.31
Diluted earnings (loss) per share	$(0.99)	$(0.85)	$1.30

Antidilutive stock-based awards excluded from computation of diluted earnings per share	1.32	0.80	0.06
Performance stock-based awards excluded from computation of diluted earnings per share because performance conditions had not been met	0.26	0.30	0.20

During the year ended December 31, 2018, in accordance with Veritiv's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017 (the "2014 Plan"), shares of the Company's common stock were issued to plan participants whose Restricted Stock Units ("RSUs") and/or Performance Share Units ("PSUs") vested during those periods. The Company issued approximately 210,000 shares and simultaneously recovered approximately 75,000 shares for purposes of covering the related minimum tax withholdings. The net share issuance is included in additional paid-in capital on the Consolidated Balance Sheet at December 31, 2018.

15. SHAREHOLDERS' EQUITY

Common Stock

Shares Outstanding: On November 23, 2016, the UWWH Stockholder sold 1.76 million shares of Veritiv common stock in an underwritten public offering. The Company did not sell any shares and did not receive any of the proceeds in this transaction. See the "Treasury Stock" section of this footnote below for additional information on this transaction. On March 22, 2017, and September 25, 2018, the UWWH Stockholder sold 1.80 million and 1.50 million shares of Veritiv common stock in a block trade, respectively. The Company did not sell or repurchase any shares and did not receive any of the proceeds in the 2017 and 2018 transactions.

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

Preferred Stock

Subject to the provisions of the Amended and Restated Certificate of Incorporation, the Board of Directors of Veritiv is authorized to provide for the issuance of up to 10.0 million shares of preferred stock in one or more series. The Board of Directors may fix the number of shares constituting any series and determine the designation of the series, the dividend rates, rights of priority of dividend payment, the voting powers (if any) of the shares of the series, and the preferences and relative participating, optional and other rights, if any, and any qualifications, limitations or restrictions, applicable to the shares of such series. No preferred stock was issued and outstanding as of December 31, 2018.

Treasury Stock

In conjunction with the November 2016 UWWH Stockholder offering and related Veritiv stock repurchase, Veritiv incurred approximately $0.8 million in transaction-related fees, of which approximately $0.2 million was capitalized as part of the cost to acquire the treasury stock with the remainder included in selling and administrative expenses on the Consolidated Statements of Operations. The Company may repurchase additional shares in the future, however, there is currently no share repurchase authorization plan approved by the Company's Board of Directors. See Note 10, Related Party Transactions, for additional information regarding these transactions.

Accumulated Other Comprehensive Loss (AOCL)

Comprehensive income (loss) is reported in the Consolidated Statements of Comprehensive Income (Loss) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income (loss). AOCL consisted of the following:

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2016	$(29.2)	$(9.1)	$(0.7)	$(39.0)
Unrealized net gains (losses) arising during the period	5.9	0.1	(0.1)	5.9
Amounts reclassified from AOCL	(0.2)	(0.3)	0.1	(0.4)
Net current period other comprehensive income (loss)	5.7	(0.2)	0.0	5.5
Balance at December 31, 2017	(23.5)	(9.3)	(0.7)	(33.5)
Unrealized net gains (losses) arising during the period	(6.8)	(0.2)	0.0	(7.0)
Amounts reclassified from AOCL	—	0.1	0.5	0.6
Net current period other comprehensive income (loss)	(6.8)	(0.1)	0.5	(6.4)
Adjustment for adoption of ASU 2018-02	—	(0.7)	(0.1)	(0.8)
Balance at December 31, 2018	$(30.3)	$(10.1)	$(0.3)	$(40.7)

16. EQUITY-BASED INCENTIVE PLANS

Veritiv Omnibus Incentive Plan

The 2014 Plan provides for the grant of stock, Deferred Share Units ("DSUs"), RSUs, PSUs, and Market Condition Performance Share Units ("MCPSUs"), among other awards. A total of 3.08 million shares of Veritiv common stock may be issued under the 2014 Plan subject to certain adjustment provisions. As of December 31, 2018, there were approximately 1.4 million shares available to be granted to any employee, director or consultant of Veritiv or a subsidiary of Veritiv. Grants are made at the discretion of the Compensation and Leadership Development Committee of the Company's Board of Directors.

Stock

The Company made grants of common stock in 2018 to its non-employee directors. The stock grant was fully vested and non-forfeitable as of the grant date. The non-employee directors were eligible to defer receipt of the award under the Veritiv Deferred Compensation Savings Plan, a nonqualified plan. The Company recognized $1.1 million in expense related to these grants for the year ended December 31, 2018.

The Company made grants of common stock in 2017 to its non-employee directors. The stock grant was fully vested and non-forfeitable as of the grant date. The non-employee directors were eligible to defer receipt of the award under the Veritiv Deferred Compensation Savings Plan. The Company recognized $1.1 million in expense related to these grants for the year ended December 31, 2017.

Deferred Share Units

The Company granted DSUs in 2014, 2015 and 2016 to its non-employee directors. Each DSU is the economical equivalent of one share of Veritiv's common stock. The DSUs were fully vested and non-forfeitable as of the grant date and are payable following the individual's separation of service as a Veritiv director. The DSUs granted in 2014 and 2015 are payable in cash and the DSUs granted in 2016 are settled in stock. The cash-settled DSUs are classified as a non-current liability and are remeasured at each reporting date, with a corresponding adjustment to compensation expense. At December 31, 2018 there were approximately 51,900 DSUs outstanding with a fair value of $1.6 million. At December 31, 2017, there were approximately 51,900 DSUs outstanding with a fair value of $1.7 million. The Company recognized impacts of $(0.1) million, $(0.8) million and $0.6 million in selling and administrative expenses related to these grants for the years ended December 31, 2018, 2017 and 2016, respectively.

Restricted Stock Units

RSUs are awarded to key employees and typically cliff vest at the end of three years, subject to continued service. The fair value of the RSU awards is based typically on either the closing price of Veritiv common stock on the date of grant or the closing price on the trading date immediately prior to the date of grant if the grant date is not a trading date. Compensation expense for the RSUs is recognized ratably from the grant date to the vesting date.

A summary of activity related to non-vested RSUs is presented below:

(units in thousands)	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at December 31, 2016	146	$42.05
Granted	111	$49.86
Vested	—	$—
Forfeited	(8)	$44.21
Non-vested at December 31, 2017	249	$45.43
Granted	228	$29.69
Vested	(65)	$50.03
Forfeited	(14)	$39.01
Non-vested at December 31, 2018	398	$35.88

Performance Share Units

PSUs are awarded to key employees annually and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The PSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of PSUs. The PSUs are divided into three tranches, and each tranche is earned based on the achievement of an annual Adjusted EBITDA target which is set at the beginning of each of the three years in the vesting period. The Company defines Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring charges, net, integration and acquisition expenses and other similar charges including any severance costs, costs associated with warehouse and office openings or closings, consolidation, and relocation and other business optimization expenses, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges, net, fair value adjustments related to contingent liabilities assumed in mergers and acquisitions and certain other adjustments. Compensation expense for each tranche is recognized ratably from the date the fair value is determined to the vesting date for the number of awards expected to vest.

A summary of activity related to non-vested PSUs is presented below:

(units in thousands)	Number of PSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at December 31, 2016	355	$42.14
Granted	166	$37.12	(1)
Shares lost based on actual performance	(45)	$37.12
Vested	—	$—
Forfeited	(22)	$40.78
Non-vested at December 31, 2017	454	$40.87
Granted	323	$29.24	(2)
Shares gained based on actual performance	7	$29.24
Vested	(122)	$47.37
Forfeited	(35)	$34.57
Non-vested at December 31, 2018	627	$32.59
(1) Represents weighted-average grant date fair value for the 2017 and 2018 tranches.
(2) Represents weighted-average grant date fair value for the 2018 tranche.

Market Condition Performance Share Units

MCPSUs are awarded to key employees annually and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The MCPSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of MCPSUs. The MCPSUs are divided into three tranches and each tranche is earned based on the achievement of a total shareholder return ("TSR") target relative to the TSR of an applicable peer group over the 1-, 2- and 3-year cumulative periods in the vesting period. The weighted-average grant date fair value of the MCPSUs is determined using a Monte Carlo simulation model. Assumptions used in the 2018, 2017 and 2016 models included an expected volatility rate of 45.5%, 25.0% and 25.0%, respectively, and a risk-free interest rate of 2.0%, 1.1% and 1.1%, respectively. The expected volatility rate is based on the historical volatility over the most recent period equal to the vesting period. The risk-free interest rate is based on the yield on U.S. Treasury securities matching the vesting period. Compensation expense is recognized ratably from the grant date to the vesting date.

A summary of activity related to non-vested MCPSUs is presented below:

(units in thousands)	Number of MCPSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at December 31, 2016	208	$48.23
Granted	100	$71.63
Shares lost based on actual performance	(103)	$71.63
Vested	—	$—
Forfeited/cancelled	(12)	$55.65
Non-vested at December 31, 2017	193	$56.23
Granted	194	$37.76
Shares lost based on actual performance	(35)	$37.76
Vested	(23)	$62.53
Forfeited/cancelled	(21)	$49.66
Non-vested at December 31, 2018	308	$46.74

For the years ended December 31, 2018, 2017 and 2016, the Company recognized $18.1 million, $15.7 million and $8.3 million, respectively, in expense related to the aforementioned equity-based awards. The income tax benefit recognized in 2018, 2017 and 2016 related to stock-based compensation expense was $4.7 million, $5.7 million and $3.2 million, respectively. As of December 31, 2018, total unrecognized stock-based compensation expense was $25.1 million and is expected to be recognized over a weighted-average period of approximately 2.0 years. Unrecognized compensation expense for the 2019 and 2020 tranches of the PSU awards is estimated based on the Company's closing stock price at December 31, 2018. Dividends are not paid or accrued on unvested stock units. The grant date fair values are not reduced for dividends as none are expected to be paid during the vesting period.

17. COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2018 and 2017, the Company has recognized an estimated liability of approximately $10.0 million and $7.5 million, respectively, based upon the information available to date. The Company currently expects to complete the VDA and audit no later than mid-2020. Due to the inherent uncertainties with respect to the ultimate outcome of these matters, any updates to this estimate of loss could have a material impact on the Company's results of operations, financial condition or cash flows.

International Paper Potential Earn-Out

International Paper has a potential earn-out payment of up to $100.0 million that would become due in 2020 if Veritiv's aggregate EBITDA for fiscal years 2017, 2018 and 2019 exceeds an agreed-upon target of $759.0 million, subject to certain adjustments. The $100.0 million potential earn-out payment would be reflected by Veritiv as a reduction to equity at the time of payment. Veritiv does not expect to meet the agreed-upon target value based on actual results for 2017 and 2018 and thus does not expect to be required to make the earn-out payment in 2020.

18. SEGMENT INFORMATION

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

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Year Ended December 31, 2018
Net sales	$3,547.1	$1,311.7	$2,676.7	$1,019.2	$8,554.7	$141.5	$8,696.2
Adjusted EBITDA	246.7	29.0	64.0	24.6	364.3	(178.9)
Depreciation and amortization	19.2	6.8	8.8	0.8	35.6	17.9	53.5
Restructuring charges, net	4.7	3.4	12.1	0.7	20.9	0.4	21.3
Year Ended December 31, 2017
Net sales	3,157.8	1,309.7	2,793.7	958.0	8,219.2	145.5	8,364.7
Adjusted EBITDA	238.0	35.5	60.8	26.4	360.7	(184.3)
Depreciation and amortization	15.9	6.0	10.4	1.5	33.8	20.4	54.2
Restructuring charges, net	6.1	2.3	8.0	0.0	16.4	0.3	16.7
Year Ended December 31, 2016
Net sales	2,854.2	1,271.6	3,047.4	1,033.6	8,206.8	119.8	8,326.6
Adjusted EBITDA	221.2	47.0	76.8	23.6	368.6	(176.4)
Depreciation and amortization	12.4	5.9	12.4	3.1	33.8	20.9	54.7
Restructuring charges, net	4.6	2.3	5.2	0.1	12.2	0.2	12.4

The table below presents a reconciliation of income (loss) before income taxes as reflected in the Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Year Ended December 31,
(in millions)	2018	2017	2016
Income (loss) before income taxes	$(10.2)	$(1.9)	$40.8
Interest expense, net	42.3	31.2	27.5
Depreciation and amortization	53.5	54.2	54.7
Restructuring charges, net	21.3	16.7	12.4
Stock-based compensation	18.1	15.7	8.3
LIFO reserve increase	19.9	7.1	3.6
Non-restructuring asset impairment charges	0.4	8.4	7.7
Non-restructuring severance charges	4.9	3.5	3.1
Non-restructuring pension charges, net	11.3	2.2	2.4
Integration and acquisition expenses	31.8	36.5	25.9
Fair value adjustment on Tax Receivable Agreement contingent liability	(1.2)	(9.4)	4.9
Fair value adjustment on contingent consideration liability	(12.3)	2.0	—
Escheat audit contingent liability	2.5	7.5	—
Other	3.1	2.7	0.9
Adjustment for Corporate & Other	178.9	184.3	176.4
Adjusted EBITDA for reportable segments	$364.3	$360.7	$368.6

During the year ended December 31, 2018, the financing obligations for all of the Company’s remaining related party financed Properties were either terminated early or expired in accordance with their terms. As such, the Company derecognized the non-cash effect of $155.2 million of property and equipment, which impacted the Packaging, Facility Solutions and Print segments in the U.S. See Note 6, Debt and Other Obligations, for additional information related to these Properties and financing obligations. The derecognition impacts are reflected in the total assets and property and equipment, net tables below.

The table below summarizes total assets as of December 31, 2018 and December 31, 2017:

(in millions)	December 31, 2018	December 31, 2017
Packaging	$1,183.1	$1,192.2
Facility Solutions	345.5	416.9
Print	684.5	801.8
Publishing	196.3	168.6
Corporate & Other	120.3	128.9
Total assets	$2,529.7	$2,708.4

The following table presents net sales and property and equipment, net by geographic area.

	Net Sales			Property and Equipment, Net
	Year Ended December 31,			December 31, 2018	December 31, 2017
(in millions)	2018	2017	2016
U.S.	$7,800.9	$7,510.9	$7,552.3	$171.6	$300.6
Canada	712.7	682.0	631.2	32.1	36.7
Rest of world	182.6	171.8	143.1	3.0	2.9
Total	$8,696.2	$8,364.7	$8,326.6	$206.7	$340.2

No single customer accounted for more than 5% of net sales for the years ended December 31, 2018, 2017 and 2016. During the year ended December 31, 2018, approximately 38% of our purchases were made from ten suppliers.

19. QUARTERLY DATA (UNAUDITED)

The unaudited quarterly results of operations for 2018 and 2017 are summarized below:

	2018
	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
Net sales	$2,101.0	$2,171.9	$2,192.5	$2,230.8
Cost of products sold	1,729.5	1,788.5	1,805.8	1,831.9
Net income (loss)	(15.8)	(10.6)	1.4	9.3

Weighted-average number of shares outstanding – basic	15.76	15.84	15.85	15.85
Weighted-average number of shares outstanding – diluted	15.76	15.84	16.47	16.46

Earnings (loss) per share (1):
Basic earnings (loss) per share	$(1.00)	$(0.67)	$0.09	$0.59

Diluted earnings (loss) per share	$(1.00)	$(0.67)	$0.09	$0.57
(1) See Note 14, Earning (Loss) Per Share, for discussion about the shares of common stock utilized in the computation of basic and diluted earnings per share for the year ended December 31, 2018.

	2017
	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
Net sales	$1,994.6	$2,028.9	$2,116.8	$2,224.4
Cost of products sold	1,629.3	1,660.5	1,736.6	1,820.2
Net income (loss)	(2.2)	(9.1)	(14.3)	12.3

Weighted-average number of shares outstanding – basic	15.69	15.70	15.70	15.70
Weighted-average number of shares outstanding – diluted	15.69	15.70	15.70	15.98

Earnings (loss) per share (1):
Basic earnings (loss) per share	$(0.14)	$(0.58)	$(0.91)	$0.78
Diluted earnings (loss) per share	$(0.14)	$(0.58)	$(0.91)	$0.77
(1) See Note 14, Earnings (Loss) Per Share, for discussion about the shares of common stock utilized in the computation of basic and diluted earnings per share for the year ended December 31, 2017.

See the table below for the quarterly breakdown of integration and acquisition expenses and restructuring charges, net:

	2018
(in millions)	Three Months Ended
	March 31	June 30	September 30	December 31
Integration and acquisition expenses	$8.3	$8.4	$7.9	$7.2
Restructuring charges, net	11.9	11.4	5.4	(7.4)

	2017
(in millions)	Three Months Ended
	March 31	June 30	September 30	December 31
Integration and acquisition expenses	$6.4	$7.5	$14.2	$8.4
Restructuring charges, net	4.1	23.2	2.7	(13.3)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act, of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses. In making this assessment on the effectiveness of our internal control over financial reporting as of December 31, 2018, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). Based on our assessment, management has concluded that internal controls over financial reporting were effective as of December 31, 2018.

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

Audit and Finance Committee Responsibility

The Audit and Finance Committee of our Board of Directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit and Finance Committee reviews with the independent auditors the scope and results of the audit effort. The Audit and Finance Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit and Finance Committee. Our Audit and Finance Committee’s Report can be found in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2019, which will be filed on or about March 1, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Veritiv Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Veritiv Corporation and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements.

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
February 28, 2019

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors of the Company.
This information is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Proposal 1 – Election of Directors."

(b) Executive Officers of the Company.
This information can be found under "Executive Officers of the Company" in Part I, Item 1 of this report.

(c) Audit Committee Financial Experts.
This information is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Board Committees."

(d) Identification and Composition of the Audit and Finance Committee.
This information is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Board Committees."

(e) Compliance with Section 16(a) of the Exchange Act.
This information is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance."

(f) Code of Ethics.
This information is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Corporate Governance Principles."

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Executive Compensation" and "Corporate Governance—Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Corporate Governance—Related Person Transaction Policy" and "Corporate Governance—Director Independence."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Principal Accountant Fees and Services."

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
2.1+
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

2.4+
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

3.3	Amended and Restated Bylaws of Veritiv Corporation, incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 21, 2018

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

10.10†	Offer Letter, dated as of September 16, 2016, between Veritiv Operating Company and Tracy L. Pearson incorporated by reference from Exhibit 10.10 to the Registrant's Form 10-K filed on March 1, 2018.

10.11†
Addendum to Offer Letter, dated November 15, 2016, between Veritiv Operating Company and Tracy L. Pearson incorporated by reference from Exhibit 10.11 to the Registrant's Form 10-K filed on March 1, 2018.

10.12†*	Offer Letter, dated as of February 15, 2018, between Veritiv Operating Company and Salvatore Abbate.

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

10.15†	Veritiv Corporation Deferred Compensation Savings Plan, incorporated by reference from Exhibit 10.20 to the Registrant's Form 10-Q filed on November 14, 2014.

Exhibit No.	Description
10.16†	Form of Director Deferred Share Unit Award Agreement, incorporated by reference from Exhibit 10.21 to the Registrant's Form 10-K filed on March 24, 2015.

10.17†	Form of Director Deferred Share Unit Award Agreement (Stock-Settled Award), incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q filed on August 9, 2016.

10.18†	Form of Restricted Stock Unit Award Agreement, incorporated by reference from Exhibit 10.22 to the Registrant's Form 10-K filed on March 24, 2015.

10.19†	Form of Performance Share Award Agreement (Adjusted EBITDA Performance Shares), incorporated by reference from Exhibit 10.23 to the Registrant's Form 10-K filed on March 24, 2015.

10.20†	Form of Performance Share Award Agreement (Relative TSR Performance Shares), incorporated by reference from Exhibit 10.24 to the Registrant's Form 10-K filed on March 24, 2015.

10.21†
2015 Veritiv Corporation Annual Incentive Plan, as amended and restated, effective March 8, 2017 incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 13, 2017.

10.22†	Veritiv Corporation Executive Severance Plan adopted effective as of March 4, 2015, incorporated by reference from Exhibit 10.26 to the Registrant's Form 10-K filed on March 24, 2015.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Omitted schedules will be furnished supplementally to the SEC upon request
† Management contract or compensatory plans or arrangements
* Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2019.

VERITIV CORPORATION
(Registrant)

By:	/s/ Mary A. Laschinger
Name: Mary A. Laschinger
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2019.

(i)	Principal executive officer:
	/s/ Mary A. Laschinger	Chairman of the Board of Directors and Chief Executive Officer
Mary A. Laschinger

(ii)	Principal financial officer:
	/s/ Stephen J. Smith	Senior Vice President and Chief Financial Officer
Stephen J. Smith

(iii)	Principal accounting officer:
	/s/ Andrew E. Magley	Chief Accounting Officer
Andrew E. Magley

(iv)	Directors:

	/s/ David E. Flitman	Director
David E. Flitman

	/s/ Daniel T. Henry	Director
Daniel T. Henry

	/s/ Liza K. Landsman	Director
Liza K. Landsman

	/s/ Tracy A. Leinbach	Director
Tracy A. Leinbach

	/s/ William E. Mitchell	Director
William E. Mitchell

	/s/ Michael P. Muldowney	Director
Michael P. Muldowney

	/s/ Charles G. Ward, III	Director
Charles G. Ward, III

	/s/ John J. Zillmer	Director
John J. Zillmer