Form 10-Q
period 2019-03-31
Veritiv Corp
filed 2019-05-09
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	VRTV	New York Stock Exchange

The number of shares outstanding of the registrant's common stock as of May 6, 2019 was 16,075,390.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales (including sales to related party of $6.4 and $6.9, respectively)	$1,941.5	$2,101.0
Cost of products sold (including purchases from related party of $24.8 and $42.1, respectively) (exclusive of depreciation and amortization shown separately below)	1,591.4	1,729.5
Distribution expenses	130.4	133.1
Selling and administrative expenses	216.1	222.7
Depreciation and amortization	12.8	14.4
Integration and acquisition expenses	4.3	8.3
Restructuring charges, net	2.4	11.9
Operating loss	(15.9)	(18.9)
Interest expense, net	11.4	9.3
Other (income) expense, net	6.2	(10.5)
Loss before income taxes	(33.5)	(17.7)
Income tax benefit	(6.8)	(1.9)
Net loss	$(26.7)	$(15.8)

Loss per share:
Basic and diluted	$(1.68)	$(1.00)

Weighted-average shares outstanding:
Basic and diluted	15.94	15.76

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(26.7)	$(15.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	2.4	(0.2)
Change in fair value of cash flow hedge, net of $(0.1) and $0.2 tax, respectively	0.1	0.0
Pension liability adjustments, net of $0.0 and $0.7 tax, respectively	0.0	(0.6)
Other comprehensive income (loss)	2.5	(0.8)
Total comprehensive income (loss)	$(24.2)	$(16.6)

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$58.0	$64.3
Accounts receivable, less allowances of $55.4 and $62.0, respectively	1,061.8	1,181.4
Related party receivable	2.7	3.2
Inventories	681.4	688.2
Other current assets	143.6	147.2
Total current assets	1,947.5	2,084.3
Property and equipment (net of accumulated depreciation and amortization of $332.1 and $320.7, respectively)	211.9	206.7
Goodwill	99.6	99.6
Other intangibles, net	55.9	57.2
Deferred income tax assets	62.7	56.5
Other non-current assets	443.2	25.4
Total assets	$2,820.8	$2,529.7
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$607.4	$641.9
Related party payable	4.7	9.3
Accrued payroll and benefits	35.1	56.5
Other accrued liabilities	211.4	134.7
Current maturities of long-term debt	8.5	6.7
Financing obligations, current portion	—	0.6
Total current liabilities	867.1	849.7
Long-term debt, net of current maturities	944.2	963.6
Financing obligations, less current portion	—	23.6
Defined benefit pension obligations	21.1	21.1
Other non-current liabilities	464.8	128.6
Total liabilities	2,297.2	1,986.6
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 16.4 million and 16.2 million, respectively; shares outstanding - 16.1 million and 15.9 million, respectively	0.2	0.2
Additional paid-in capital	607.7	605.7
Accumulated (deficit) earnings	(32.5)	(8.5)
Accumulated other comprehensive loss	(38.2)	(40.7)
Treasury stock at cost - 0.3 million shares at March 31, 2019 and December 31, 2018	(13.6)	(13.6)
Total shareholders' equity	523.6	543.1
Total liabilities and shareholders' equity	$2,820.8	$2,529.7

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
Operating activities	2019	2018
Net loss	$(26.7)	$(15.8)
Depreciation and amortization	12.8	14.4
Amortization of deferred financing fees	0.6	0.7
Net losses (gains) on dispositions of property and equipment	0.1	(0.1)
Provision for allowance for doubtful accounts	3.8	3.6
Deferred income tax (benefit)	(7.3)	(2.5)
Stock-based compensation	4.7	5.6
Other non-cash items, net	1.8	(8.5)
Changes in operating assets and liabilities
Accounts receivable and related party receivable	118.3	4.3
Inventories	8.6	10.3
Other current assets	6.2	(9.3)
Accounts payable and related party payable	(57.8)	(11.3)
Accrued payroll and benefits	(21.5)	(23.8)
Other accrued liabilities	(6.4)	12.9
Other	6.6	(2.2)
Net cash provided by (used for) operating activities	43.8	(21.7)
Investing activities
Property and equipment additions	(7.5)	(9.6)
Proceeds from asset sales	0.1	0.0
Net cash used for investing activities	(7.4)	(9.6)
Financing activities
Change in book overdrafts	17.1	(10.0)
Borrowings of long-term debt	1,767.9	1,295.6
Repayments of long-term debt	(1,815.2)	(1,246.8)
Payments under right-of-use finance leases and capital leases, respectively	(2.1)	(1.6)
Payments under financing obligations (including obligations to related party of $3.8 in the prior year period)	—	(4.0)
Payments under Tax Receivable Agreement	(7.8)	(9.9)
Other	(2.7)	(2.0)
Net cash (used for) provided by financing activities	(42.8)	21.3
Effect of exchange rate changes on cash	0.1	0.5
Net change in cash	(6.3)	(9.5)
Cash at beginning of period	64.3	80.3
Cash at end of period	$58.0	$70.8
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$0.7	$1.0
Cash paid for interest	10.6	8.4
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases and capital leases, respectively	$2.1	$23.5
Non-cash additions to other non-current assets for right-of-use operating leases	46.4	—

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, unaudited)

	Three Months Ended March 31, 2019
	Common Stock Issued		Additional Paid-in Capital	Accumulated (Deficit) Earnings	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	16.2	$0.2	$605.7	$(8.5)	$(40.7)	(0.3)	$(13.6)	$543.1
Net loss				(26.7)				(26.7)
Other comprehensive income (loss)					2.5			2.5
Stock-based compensation			4.7					4.7
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(2.7)					(2.7)
Adoption impact - Accounting Standards Update 2016-02				2.7				2.7
Balance at March 31, 2019	16.4	$0.2	$607.7	$(32.5)	$(38.2)	(0.3)	$(13.6)	$523.6
(1) Accumulated other comprehensive loss.

	Three Months Ended March 31, 2018
	Common Stock Issued		Additional Paid-in Capital	Accumulated (Deficit) Earnings	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	16.0	$0.2	$590.2	$6.4	$(33.5)	(0.3)	$(13.6)	$549.7
Net loss				(15.8)				(15.8)
Other comprehensive income (loss)					0.0			0.0
Stock-based compensation			5.6					5.6
Issuance of common stock, net of stock received for minimum tax withholdings	0.1	0.0	(1.8)					(1.8)
Adoption impact - Accounting Standards Update 2018-02				0.8	(0.8)			0.0
Balance at March 31, 2018	16.1	$0.2	$594.0	$(8.6)	$(34.3)	(0.3)	$(13.6)	$537.7
(1) Accumulated other comprehensive loss.

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

The accompanying unaudited financial information should be read in conjunction with the Consolidated Financial Statements and Notes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2018. In the opinion of management, all adjustments, including normal recurring accruals and other adjustments, considered necessary for a fair presentation of the interim financial information have been included. The operating results for the interim periods are not necessarily indicative of results for the full year. These financial statements include all of the Company's subsidiaries. All significant intercompany transactions between Veritiv's businesses have been eliminated.

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, revenue recognition, right-of-use ("ROU") asset and obligation valuations, accounts receivable valuation, inventory valuation, employee benefit plans, income tax contingency accruals and valuation allowances, recognition of the Tax Cuts and Jobs Act ("Tax Act"), multi-employer pension plan withdrawal liabilities, contingency accruals and goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Estimates are revised as additional information becomes available.

Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("Topic 842") and its related interpretations. The standard requires lessees to recognize ROU assets and liabilities for leases with a lease term greater than twelve months on their balance sheet. The pattern and classification of expense recognition in a lessee's statement of operations remains similar to prior accounting guidance. The new standard also eliminates the prior guidance related to real estate specific provisions. Upon adoption, the Company recorded (i) operating lease obligations and related ROU assets of approximately $428 million and (ii) an increase to retained earnings of $2.7 million, primarily driven by the derecognition of the unamortized deferred gain from the 2017 sale of the Austin, Texas property. The Company's debt covenants and bank capital requirements were not impacted by the adoption of this ASU.

The guidance allows an entity to make an election to adopt the standard using either a modified retrospective approach, applying the standard to leases that existed at the beginning of the earliest period presented and those entered into thereafter with restated comparative period financial statements, or an additional transition approach (under ASU 2018-11), which allows an entity to initially apply the new lease standard at the adoption date (January 1, 2019, for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

Consequently, an entity’s reporting for the comparative periods presented in the financial statements, in the period in which it adopts the new lease standard, will not be restated and will continue to be in accordance with prior U.S. GAAP (Topic 840, Leases). The Company adopted this ASU applying the additional transition approach.

The standard permits entities to elect a package of practical expedients which must be applied consistently to all leases that commenced prior to the effective date. If the package of practical expedients is elected, entities do not need to reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company elected to apply the package of practical expedients to all leases that commenced prior to the date of adoption. The guidance also allows entities to make certain policy elections under the new standard, including: (i) the use of hindsight to determine lease term and when assessing existing ROU assets for impairment; (ii) a policy to not record short-term leases on the balance sheet; and (iii) a policy to not separate lease and non-lease components. The Company made a policy election to exclude short-term leases from the balance sheet and to separate lease and non-lease components for most lease categories. The Company also made a policy election to not use hindsight to determine lease term. See Note 3, Leases, for additional information regarding the Company's leases.

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
ASU 2018-13, Fair Value Measurement (Topic 820)
The standard modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.

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

In August 2018, the SEC adopted a Disclosure Update and Simplification release, which amends Regulation S-X to eliminate outdated or duplicative disclosure requirements, while also requiring additional disclosures in certain areas. The final rule also amends the interim financial statement requirements to require a reconciliation of changes in shareholder's equity in the notes to condensed consolidated financial statements or as a separate statement. These amendments were effective for all filings made after November 4, 2018. The SEC announced that it would not object if the first presentation of the changes in shareholders' equity for a calendar year-end filer were made in the filer's Form 10-Q for the quarter ended March 31, 2019. The Company elected to first make the required disclosures in the Condensed Consolidated Statements of Shareholders' Equity located in the Financial Statements section of this report.

2. REVENUE RECOGNITION

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption, with no impact to the opening retained earnings. The Company elected to adopt certain practical expedients outlined in Topic 606. As such, Veritiv does not include sales tax in the transaction price and does recognize revenue in the amount to which it has a right to invoice the customer as it believes that amount corresponds directly with the value provided to the customer. Additionally, Veritiv utilized certain exceptions allowed under Topic 606 including not assessing whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer and not disclosing the value of unsatisfied performance obligations for contracts with an original estimated length of time to convert of one year or less.

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

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Condensed Consolidated Balance Sheets.

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

As of March 31, 2019 and December 31, 2018, the Company recognized estimated inventory returns of approximately $2.3 million and $2.5 million, respectively, which are included in inventories on the Condensed Consolidated Balance Sheets. Additionally, the Company recognized customer contract liabilities related to its customer deposits for equipment sales and payments received for bill-and-hold arrangements, which are included in accounts payable on the Condensed Consolidated Balance Sheets. See the table below for a summary of the changes to the customer contract liabilities for the three months ended March 31, 2019 and 2018:

	Customer Contract Liabilities
(in millions)	2019	2018
Balance at January 1	$17.7	$20.5
Payments received	11.7	12.6
Revenue recognized from beginning balance	(13.3)	(7.6)
Revenue recognized from current year receipts	(3.4)	(3.9)
Balance at March 31	$12.7	$21.6

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

Veritiv evaluated the nature of the products and services provided to its customers as well as the nature of the customer and the geographical distribution of its customer base and determined that the best representative level of disaggregated revenue is the product category basis as shown in the segment results. The Company is able to serve a wide variety of customers, from large national companies to small local customers, through its distribution network. Historically, the Company's ten largest customers have generated less than 10% of its consolidated annual net sales. Veritiv’s principal markets are concentrated across North America, primarily the U.S. (90%), Canada (8%) and Mexico (1%).

The following is a brief description of the four reportable segments, organized by major product category:

•
Packaging – The Packaging segment provides standard as well as custom and comprehensive packaging solutions for customers based in North America and in key global markets. The business is strategically focused on higher growth industries including light industrial/general manufacturing, food processing, fulfillment and internet retail, as well as niche verticals based on geographical and functional expertise. This segment also provides supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting and fulfillment.

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

•
Print – The Print segment sells and distributes commercial printing, writing, copying, digital, paper-based wide format and specialty products, graphics consumables and graphics equipment primarily in the U.S., Canada and Mexico. This segment also includes customized paper conversion services of commercial printing paper for distribution to document centers and form printers. Veritiv's broad geographic platform of operations coupled with the breadth of paper and graphics products, including exclusive private brand offerings, provides a foundation to service national, regional and local customers across North America.

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

3. LEASES

The Company adopted Topic 842, and its related interpretations on January 1, 2019, applying the additional transition approach, available under ASU 2018-11, Leases, whereby the new lease standard is applied at the adoption date recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the reporting for the comparative periods presented in the financial statements in which the new lease standard is adopted will continue to be reported in accordance with Topic 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things allowed for the carry-forward of historical lease classification. The Company did not elect the hindsight practical expedient in determining lease terms for existing leases. The Company does not expect the new accounting standard to have a material effect on future financial results as the adoption did not change the lease classifications of its historical operating leases. The Company’s accounting for finance leases, previously reported as capital leases and financing obligations, remained unchanged except for the Company's one non-related party failed sale-leaseback. The Company determined that upon transition to Topic 842, the previously reported failed sale-leaseback financing obligation would be reported as a financing lease, and its land operating lease would now be combined with its building finance lease and reported together as one finance lease. Finance leases are reported as part of property and equipment, net and debt obligations.

The Company elected the practical expedients permitted under Topic 842 and made accounting policy elections to (i) not include short-term leases on the balance sheets and (ii) not separate lease and non-lease components for its delivery equipment leases. The Company determines if an arrangement is a lease at lease inception and reviews lease arrangements for finance or operating lease classification at their commencement date. The Company leases certain property and equipment used for operations to limit exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment.

As of March 31, 2019, the Company had a distribution network operating from approximately 160 distribution centers of which approximately 150 were leased. These facilities are strategically located throughout the U.S., Canada and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions. Real estate leases generally carry lease terms of three to seven years. Delivery equipment leases generally carry lease terms of three to eight years and other non-real estate leases generally carry lease terms of three to five years. In order to value the ROU assets and related liabilities, the Company makes certain estimates and assumptions related to establishing the lease term, discount rates and variable lease payments (e.g., rent escalations tied to changes in the Consumer Price Index). The exercise of any lease renewal or asset purchase option is at the Company’s sole discretion. The lease term for all of the Company's leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. Similar to a variable lease payment, certain delivery equipment leases include a provision for an amount the Company may have to pay at the end of the lease for any residual value deficiency incurred by the lessor upon resale of the underlying asset. The Company uses the implicit rate of interest when it is available; however, as most of the Company’s leases do not provide an implicit rate of interest, the Company uses its incremental borrowing rate based on information available at the lease commencement date in determining the discounted value of the lease payments. Lease expense and depreciation expense are recognized on a straight-line basis over the lease term, or for a finance lease, over the shorter of the life of the underlying asset or the lease term.

The components of lease expense were as follows:

(in millions)		Three Months Ended March 31, 2019
Lease Classification	Financial Statement Classification
Short-term lease expense(1)	Operating expenses	$1.9

Operating lease expense(2)	Operating expenses	$27.3

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$2.3
Interest expense	Interest expense, net	0.5
Total finance lease expense		$2.8

Total Lease Cost		$32.0
(1) Short-term lease expense includes expenses related to leases with a term of one month or less.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were immaterial for the three months ended March 31, 2019.

Supplemental balance sheet and other information were as follows:

(in millions, except weighted-average data)		March 31, 2019
Lease Classification	Financial Statement Classification
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$419.1

Operating lease obligations - current	Other accrued liabilities	$85.6
Operating lease obligations - non-current	Other non-current liabilities	366.0
Total operating lease obligations		$451.6

Weighted-average remaining lease term in years		6.6
Weighted-average discount rate		4.5%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$63.5

Finance lease obligations - current	Current maturities of long-term debt	$8.5
Finance lease obligations - non-current	Long-term debt, net of current maturities	58.6
Total finance lease obligations		$67.1

Weighted-average remaining lease term in years		8.9
Weighted-average discount rate		3.1%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Three Months Ended March 31, 2019
Lease Classification	Financial Statement Classification
Operating Leases:
Operating cash flows from operating leases	Operating activities	$26.5

Finance Leases:
Operating cash flows from finance leases	Operating activities	$0.5
Financing cash flows from finance leases	Financing activities	2.1

Lease Commitments

Future minimum lease payments at March 31, 2019 were as follows:

	Finance Leases	Operating Leases
(in millions)		Lease Obligations	Sublease Income	Total
2019 (excluding the three months ended March 31, 2019)	$8.0	$79.1	$(0.4)	$78.7
2020	10.3	96.5	(0.1)	96.4
2021	9.7	80.6	—	80.6
2022	9.2	67.8	—	67.8
2023	8.0	48.0	—	48.0
2024	6.7	38.9	—	38.9
Thereafter	25.8	115.4	—	115.4
Total future minimum lease payments	77.7	526.3	(0.5)	525.8
Amount representing interest	(10.6)	(74.7)	—	(74.7)
Total future minimum lease payments, net of interest	$67.1	$451.6	$(0.5)	$451.1

Total future minimum lease payments for finance and operating leases, including the amount representing interest, are comprised of $521.7 million for real estate leases and $82.3 million for non-real estate leases.

At March 31, 2019, the Company had committed to additional future obligations of approximately $51 million for operating leases of real estate that have not yet commenced and therefore are not included in the table above. These leases will commence over the next twelve months with an average lease term of seven years.

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

4. INTEGRATION, ACQUISITION AND RESTRUCTURING CHARGES

Merger of xpedx and Unisource

The Company currently expects net costs and charges associated with achieving anticipated cost savings and other synergies from the Merger (excluding charges relating to the complete or partial withdrawal from multi-employer pension plans ("MEPP"), some of which are uncertain at this time, and including cash proceeds from sales of assets related to consolidation), to be approximately $315 million to $325 million through December 31, 2019. Included in the estimate is approximately $125 million to $130 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. Through March 31, 2019, the Company has incurred approximately $290 million in costs and charges, including approximately $108 million for capital expenditures.

Integration and Acquisition Expenses

During the three months ended March 31, 2019 and 2018, Veritiv incurred costs and charges related primarily to: internally dedicated integration management resources, information technology conversion costs, professional services and other costs to integrate its businesses.

The following table summarizes the components of integration and acquisition expenses:

	Three Months Ended March 31,
(in millions)	2019	2018
Integration management	$2.7	$4.4
Information technology conversion costs	0.8	2.1
Legal, consulting and other professional fees	—	0.2
Other	0.6	0.6
All American Containers ("AAC") integration and acquisition	0.2	1.0
Total integration and acquisition expenses	$4.3	$8.3

Veritiv Restructuring Plan: Merger Related
As part of the Merger, the Company is executing on a multi-year restructuring program of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. The restructuring plan includes initiatives to (i) consolidate warehouse facilities in overlapping markets, (ii) improve efficiency of the delivery network, (iii) consolidate customer service centers, (iv)

reorganize the field sales and operations functions and (v) restructure the corporate general and administrative functions. As part of its restructuring efforts, the Company continues to evaluate its operations outside of North America to identify additional cost saving opportunities. The Company may elect to restructure its operations in specific countries, which may include staff reductions, lease terminations and facility closures, or the complete exit of a market. The Company may continue to record restructuring charges in the future as restructuring activities progress, which may include gains or losses from the disposition of assets. See Note 13, Segment Information, for the impact these charges had on the Company's reportable segments.

Related to these company-wide initiatives, the Company recorded net restructuring charges of $2.4 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively.

Other direct costs reported in the tables below include facility closing costs, actual and estimated MEPP withdrawal charges and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The following table presents a summary of restructuring charges, net, related to active restructuring initiatives that were incurred during the current fiscal year, prior fiscal years and the cumulative recorded amounts since the initiatives began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other (non-cash portion)	Total
2019 (year-to-date)	$1.3	$1.3	$(0.2)	$2.4
2018	3.3	22.3	(15.0)	10.6
Prior years	20.0	47.9	(22.4)	45.5
Cumulative	$24.6	$71.5	$(37.6)	$58.5

The following is a summary of the Company's restructuring liability activity for the three months ended March 31, 2019 (costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals):

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2018	$4.7	$25.1	$29.8
Costs incurred	1.3	1.3	2.6
Payments	(1.0)	(3.1)	(4.1)
Balance at March 31, 2019	$5.0	$23.3	$28.3

The following is a summary of the Company's restructuring liability activity for the three months ended March 31, 2018 (costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals):

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2017	$4.4	$25.2	$29.6
Costs incurred	0.2	2.0	2.2
Payments	(1.0)	(1.7)	(2.7)
Balance at March 31, 2018	$3.6	$25.5	$29.1

Veritiv Restructuring Plan: Print Segment

To ensure that Veritiv is appropriately positioned to respond to the secular decline in the paper industry, the Company restructured its Print segment in 2018. The restructuring plan included initiatives within the Company's Print segment to improve the sustainability of the print business, better serve its customers’ needs and work more effectively with suppliers by incorporating a more customer focused, collaborative, team-selling approach as well as better aligning its support functions.  The Company completed its efforts as of December 31, 2018. During the three months ended March 31, 2019, the Company paid $1.2 million of the Print segment restructuring liability and had a remaining balance of $0.8 million at the end of the period.

The following is a summary of the Company's Print restructuring liability activity for the three months ended March 31, 2018:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2017	$—	$—	$—
Costs incurred	9.2	0.1	9.3
Payments	(0.7)	0.0	(0.7)
Balance at March 31, 2018	$8.5	$0.1	$8.6

5. DEBT AND OTHER OBLIGATIONS

The Company's long-term debt obligations were as follows:

(in millions)	March 31, 2019	December 31, 2018
Asset-Based Lending Facility (the "ABL Facility")	$885.6	$932.1
Finance and capital leases, respectively	67.1	38.2
Total debt	952.7	970.3
Less: current maturities of long-term debt	(8.5)	(6.7)
Long-term debt, net of current maturities	$944.2	$963.6

The Company determined that, upon transition to Topic 842, the previously reported failed sale-leaseback financing obligation would be reported as a financing lease, and its land operating lease would now be combined with its building finance lease and reported together as one finance lease, which is reported as part of the debt obligations in the table above. As the Company adopted Topic 842 using an approach whereby the prior reporting periods have not been restated to reflect the new guidance, the financing obligation value of that one previously reported failed sale-leaseback is shown below as of December 31, 2018:

(in millions)	December 31, 2018
Obligations - other financing	$24.2
Less: current portion of financing obligations	(0.6)
Financing obligations, less current portion	$23.6

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2019, the available additional borrowing capacity under the ABL Facility was approximately $252.0 million. As of March 31, 2019, the Company held $11.5 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At March 31, 2019, the above test was not applicable and it is not expected to be applicable in the next 12 months.

6. INCOME TAXES

The Company has historically calculated the provision or benefit for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Beginning in 2018, the Company determined it could no longer reliably estimate income taxes utilizing an AETR for interim reporting periods. The AETR estimate is highly sensitive to estimates of ordinary income (loss) and permanent differences such that minor fluctuations in these estimates could result in significant fluctuations of the Company’s AETR. Accordingly, Veritiv used its actual year-to-date effective tax rate to calculate taxes for the three months ended March 31, 2019 and 2018.

The following table presents the benefit for income taxes and the effective tax rates for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in millions)	2019	2018
Loss before income taxes	$(33.5)	$(17.7)
Income tax benefit	(6.8)	(1.9)
Effective tax rate	20.3%	10.7%

The difference between the Company’s effective tax rates for the three months ended March 31, 2019 and 2018 and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), estimates for tax expense for stock compensation vesting, non-deductible expenses, tax credits and the Company's income (loss) by jurisdiction. Additionally, the effective tax rate for the three months ended March 31, 2018 included estimates for Global Intangible Low-Taxed Income. The effective tax rate for full year 2019 may vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses, and other items that could impact the effective tax rate.

In January 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from accumulated other comprehensive income (AOCI) ("AOCI"), which gives companies the option to reclassify to retained earnings tax effects resulting from the Tax Act related to items in AOCI that the FASB refers to as having been stranded in AOCI. Veritiv elected to early adopt ASU 2018-02 as of January 1, 2018. As a result of adopting this standard, the Company reclassified $0.8 million from Veritiv's accumulated other comprehensive loss to retained earnings.

7. RELATED PARTY TRANSACTIONS

Agreements with the UWWH Stockholder

In January 2019 and 2018, in connection with the Tax Receivable Agreement ("TRA") executed at the time of the Merger, Veritiv paid $8.1 million and $10.1 million, respectively, in principal and interest to UWW Holdings, LLC (the "UWWH Stockholder"), one of Veritiv's existing stockholders and the former sole stockholder of UWWH, for the utilization of pre-merger net operating losses ("NOL" or "NOLs") in its 2017 and 2016 federal and state tax returns, respectively. See Note 9, Fair Value Measurements, for additional information regarding the TRA.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and related private placement, Georgia-Pacific, as joint owner of the UWWH Stockholder, is a related party.

The following tables summarize the financial impact of these related party transactions with Georgia-Pacific:

	Three Months Ended March 31,
(in millions)	2019	2018
Sales to Georgia-Pacific, reflected in net sales	$6.4	$6.9
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	24.8	42.1

(in millions)	March 31, 2019	December 31, 2018
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$15.3	$17.3
Related party payable to Georgia-Pacific	4.7	9.3
Related party receivable from Georgia-Pacific	2.7	3.2

8. DEFINED BENEFIT PLANS

Veritiv does not maintain any active defined benefit plans for its non-union employees. Veritiv maintains a defined benefit pension plan in the U.S. for employees covered by certain collective bargaining agreements. Veritiv also assumed responsibility for Unisource’s defined benefit plans, which include frozen cash balance accounts for certain former Unisource employees. Total net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.4	$0.1	$0.5	$0.1

Interest cost	$0.6	$0.7	$0.6	$0.7
Expected return on plan assets	(0.9)	(0.9)	(1.4)	(1.0)
Amortization of net loss	0.1	0.0	0.0	0.1
Total other components	$(0.2)	$(0.2)	$(0.8)	$(0.2)
Net periodic benefit cost (credit)	$0.2	$(0.1)	$(0.3)	$(0.1)

The components of net periodic benefit cost (credit) other than the service cost component are included in other (income) expense, net in the Condensed Consolidated Statements of Operations.

9. FAIR VALUE MEASUREMENTS

At March 31, 2019 and December 31, 2018, the carrying amounts of cash, receivables, payables and other components of other current assets and other accrued liabilities approximate their fair values due to the short maturity of these items. Borrowings under the ABL Facility are at variable market interest rates and, accordingly, the carrying amount approximates fair value. See Note 5, Debt and Other Obligations, for additional information regarding the Company's ABL Facility.

The Company's liabilities disclosed at fair value at March 31, 2019 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$885.6		$885.6
TRA contingent liability	32.0			32.0
AAC contingent consideration	14.8			14.8

The Company's liabilities disclosed at fair value at December 31, 2018 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$932.1		$932.1
TRA contingent liability	38.9			38.9
AAC contingent consideration	9.4			9.4

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the TRA at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the TRA contingent liability is a Level 3 measurement, which relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company’s projected revenues, taxable income and assumptions about the utilization of Unisource’s NOLs, attributable to taxable periods prior to the Merger, by the Company). The amount payable under the TRA is contingent on the Company generating a certain level of taxable income prior to the expiration of the NOL carry-forwards. Moreover, future trading of Company stock by significant shareholders may result in additional ownership changes as defined under Section 382 of the Internal Revenue Code, further limiting the use of Unisource's NOLs and the amount ultimately payable under the TRA. The contingent liability is remeasured at fair value at each reporting period-end with the change in fair value recognized in other (income) expense, net on the Condensed Consolidated Statements of Operations. At March 31, 2019, the Company remeasured the contingent liability using a discount rate of 4.7% (Moody's daily long-term corporate BAA bond yield). For the TRA contingent liability, there have been no transfers between the fair value measurement levels for the three months ended March 31, 2019. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the three months ended March 31, 2019:

(in millions)	TRA Contingent Liability
Balance at December 31, 2018	$38.9
Change in fair value adjustment recorded in other (income) expense, net	0.9
Principal payment	(7.8)
Balance at March 31, 2019	$32.0

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the three months ended March 31, 2018:

(in millions)	TRA Contingent Liability
Balance at December 31, 2017	$50.0
Change in fair value adjustment recorded in other (income) expense, net	(0.2)
Principal payment	(9.9)
Balance at March 31, 2018	$39.9

On August 31, 2017 (the "Acquisition Date"), Veritiv completed its acquisition of 100% of the equity interests in various AAC entities. The purchase price allocation for the acquisition of AAC included $22.2 million for the estimated fair value of contingent consideration. The maximum amount payable for the contingent consideration was $50.0 million, with up to $25.0 million payable at each of the first and second anniversaries of the Acquisition Date. The Company paid $2.5 million on December 26, 2018 for contingent consideration earned as of the first anniversary of the Acquisition Date. The amount payable as of the second anniversary of the Acquisition Date will be determined based on actual growth rates in revenue and gross profit. The initial fair value estimate was based on historic growth patterns and future forecasts, which are Level 3 data. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes and probabilities for the contingent consideration. The contingent consideration is valued using a Monte Carlo simulation model. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within other (income) expense, net, in the Condensed Consolidated Statements of Operations during the period in which the change occurs.

The following table provides a reconciliation of the beginning and ending balance of the AAC contingent liability for the three months ended March 31, 2019:

(in millions)	AAC Contingent Liability
Balance at December 31, 2018	$9.4
Change in fair value adjustment recorded in other (income) expense, net	5.4
Balance at March 31, 2019	$14.8

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

A summary of the numerators and denominators used in the basic and diluted loss per share calculations for the reportable periods is as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Numerator:
Net loss	$(26.7)	$(15.8)

Denominator:
Weighted-average number of shares outstanding – basic and diluted	15.94	15.76

Loss per share:
Basic and diluted	$(1.68)	$(1.00)

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	1.32	1.19
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.59	0.58

During the first quarter of 2019 and 2018, in accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units and/or Performance Condition Share Units vested during those periods. The Company issued approximately 320,000 and 200,000 shares, respectively, and simultaneously recovered approximately 100,000 and 70,000 shares, respectively, for purposes of covering the related minimum tax withholdings. The net share issuance is included in additional paid-in capital on the Condensed Consolidated Statements of Shareholders' Equity at March 31, 2019 and 2018. For additional information related to these plans refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)

Comprehensive income (loss) is reported in the Condensed Consolidated Statements of Comprehensive Income (Loss) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income (loss).

The following table provides the components of AOCL at March 31, 2019 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2018	$(30.3)	$(10.1)	$(0.3)	$(40.7)
Unrealized net gains (losses) arising during the period	2.4	0.0	0.0	2.4
Amounts reclassified from AOCL	—	—	0.1	0.1
Net current period other comprehensive income (loss)	2.4	0.0	0.1	2.5
Balance at March 31, 2019	$(27.9)	$(10.1)	$(0.2)	$(38.2)

The following table provides the components of AOCL at March 31, 2018 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2017	$(23.5)	$(9.3)	$(0.7)	$(33.5)
Unrealized net gains (losses) arising during the period	(0.2)	—	0.0	(0.2)
Amounts reclassified from AOCL	—	(0.6)	0.0	(0.6)
Net current period other comprehensive income (loss)	(0.2)	(0.6)	0.0	(0.8)
Balance at March 31, 2018	$(23.7)	$(9.9)	$(0.7)	$(34.3)

See Note 6, Income Taxes, for information related to the Company's adoption of ASU 2018-02 in January 2018.

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

As of March 31, 2019 and December 31, 2018, the Company has recognized an estimated liability of approximately $17.0 million and $10.0 million, respectively, based upon the information available to date. The Company currently expects to complete the VDA and audit no later than mid-2020. Due to the inherent uncertainties with respect to the ultimate outcome of these matters, any updates to this estimate of loss could have a material impact on the Company's results of operations, financial condition or cash flows.

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

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Three Months Ended March 31, 2019
Net sales	$845.4	$298.5	$553.9	$210.1	$1,907.9	$33.6	$1,941.5
Adjusted EBITDA	48.2	4.2	7.2	4.8	64.4	(44.0)
Depreciation and amortization	4.5	1.7	2.1	0.2	8.5	4.3	12.8
Restructuring charges, net	0.3	0.2	0.5	0.3	1.3	1.1	2.4

Three Months Ended March 31, 2018
Net sales	$845.2	$320.6	$660.8	$238.1	$2,064.7	$36.3	$2,101.0
Adjusted EBITDA	53.6	4.1	13.7	6.8	78.2	(48.5)
Depreciation and amortization	5.3	1.8	2.5	0.2	9.8	4.6	14.4
Restructuring charges, net	0.9	0.4	10.4	0.0	11.7	0.2	11.9

The table below presents a reconciliation of loss before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended March 31,
(in millions)	2019	2018
Loss before income taxes	$(33.5)	$(17.7)
Interest expense, net	11.4	9.3
Depreciation and amortization	12.8	14.4
Restructuring charges, net	2.4	11.9
Stock-based compensation	4.7	5.6
LIFO reserve increase	3.4	5.7
Non-restructuring severance charges	1.3	1.3
Non-restructuring pension charges, net	0.0	(0.7)
Integration and acquisition expenses	4.3	8.3
Fair value adjustment on TRA contingent liability	0.9	(0.2)
Fair value adjustment on contingent consideration liability	5.4	(8.3)
Escheat audit contingent liability	7.0	—
Other	0.3	0.1
Adjustment for Corporate & Other	44.0	48.5
Adjusted EBITDA for reportable segments	$64.4	$78.2

14. SUBSEQUENT EVENT

In April 2019, in the course of negotiations for a collective bargaining agreement, the Company negotiated a partial withdrawal from the Western Pennsylvania Teamsters and Employers Pension Plan.  During the second quarter of 2019, the Company will record a withdrawal liability of approximately $6.5 million. The withdrawal charge will be recorded in distribution expenses as it was not related to a restructuring activity.

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

The following discussion of the Company’s results of operations for the three months ended March 31, 2019 should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

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

Veritiv's business is organized under four reportable segments: Packaging, Facility Solutions, Print, and Publishing and Print Management ("Publishing"). This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company’s business. The Company also has a Corporate & Other category, which includes certain assets and costs not primarily attributable to any of the reportable segments as well as the Veritiv logistics solutions business, which provides transportation and warehousing solutions. The following summary describes the products and services offered in each of the reportable segments:

•
Packaging – The Packaging segment provides standard as well as custom and comprehensive packaging solutions for customers based in North America and in key global markets. The business is strategically focused on higher growth industries including light industrial/general manufacturing, food processing, fulfillment and internet retail, as well as niche verticals based on geographical and functional expertise. Veritiv’s packaging professionals create customer value through supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting and fulfillment.

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

•
Print – The Print segment sells and distributes commercial printing, writing, copying, digital, paper-based wide format and specialty products, graphics consumables and graphics equipment primarily in the U.S., Canada and Mexico. This segment also includes customized paper conversion services of commercial printing paper for distribution to document centers and form printers. Veritiv's broad geographic platform of operations coupled with the breadth of paper and graphics products, including exclusive private brand offerings, provides a foundation to service national, regional and local customers across North America.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2019	2018	$	%
Net sales	$1,941.5	$2,101.0	$(159.5)	(7.6)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,591.4	1,729.5	(138.1)	(8.0)%
Distribution expenses	130.4	133.1	(2.7)	(2.0)%
Selling and administrative expenses	216.1	222.7	(6.6)	(3.0)%
Depreciation and amortization	12.8	14.4	(1.6)	(11.1)%
Integration and acquisition expenses	4.3	8.3	(4.0)	(48.2)%
Restructuring charges, net	2.4	11.9	(9.5)	(79.8)%
Operating loss	(15.9)	(18.9)	3.0	(15.9)%
Interest expense, net	11.4	9.3	2.1	22.6%
Other (income) expense, net	6.2	(10.5)	16.7	159.0%
Loss before income taxes	(33.5)	(17.7)	(15.8)	89.3%
Income tax benefit	(6.8)	(1.9)	(4.9)	257.9%
Net loss	$(26.7)	$(15.8)	$(10.9)	69.0%

Net Sales
For the three months ended March 31, 2019, net sales decreased primarily due to the decline in the Print, Publishing and Facility Solutions segments. See the “Segment Results” section for additional discussion.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three months ended March 31, 2019, cost of products sold decreased primarily due to lower net sales.

Distribution Expenses
For the three months ended March 31, 2019, distribution expenses decreased by $2.7 million or 2.0%. The decrease was primarily due to (i) a $5.2 million decrease in freight and logistics expense primarily driven by a decrease in third-party freight and transfer expenses and (ii) a $0.8 million decrease related to replacing certain equipment leases, previously treated as operating leases (expenses included in distribution expense), with capital leases (expenses included in depreciation and amortization and interest expense, net) partially offset by a $4.2 million increase in storage expenses, primarily due to replacing certain property leases, previously treated as financing arrangements (expenses included in depreciation and amortization and interest expense, net), with operating leases (expenses included in distribution expense).

Selling and Administrative Expenses
For the three months ended March 31, 2019, selling and administrative expenses decreased by $6.6 million or 3.0%. The decrease was primarily due to a $14.3 million decrease in compensation expense mainly driven by a decrease in personnel and commission expenses primarily related to the Print segment as well as a decrease in incentive compensation expense, partially offset by a $7.6 million increase primarily related to the change in the Escheat Audit liability. See Note 4 of the Notes to Condensed Consolidated Financial Statements for information regarding the Print segment restructuring plan. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information regarding the Escheat Audit liability.

Depreciation and Amortization
For the three months ended March 31, 2019, depreciation and amortization decreased by $1.6 million or 11.1%. The decrease was primarily attributable to replacing certain property leases, previously treated as financing arrangements (expenses included in depreciation and amortization and interest expense, net), with operating leases (expenses included in distribution expense).

Integration and Acquisition Expenses
See Note 4 of the Notes to Condensed Consolidated Financial Statements for information related to the Company's integration efforts as well as its 2018 AAC acquisition expenses.

Restructuring Charges, Net
For the three months ended March 31, 2019, restructuring charges, net, decreased by $9.5 million. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts. The Company may continue to record restructuring charges in the future as restructuring activities progress, which may include gains or losses from the disposition of assets.

Interest Expense, Net
For the three months ended March 31, 2019, interest expense, net increased by $2.1 million. Interest expense increased due to higher interest rates due primarily to an increase in LIBOR. See Note 5 of the Notes to Condensed Consolidated Financial Statements for information related to the ABL Facility.

Other (Income) Expense, Net
For the three months ended March 31, 2019, other (income) expense, net, was expense of $6.2 million. This was a net other expense increase of $16.7 million, compared to the same period in 2018. For the three months ended March 31, 2019, there was a $5.4 million increase in the estimated fair value of the AAC contingent consideration compared to a reduction of $8.3 million in the same period in 2018. See Note 9 of the Notes to Condensed Consolidated Financial Statements for information related to the AAC contingent consideration.

Effective Tax Rate
Veritiv's effective tax rates were 20.3% and 10.7% for the three months ended March 31, 2019 and 2018, respectively. The difference between the Company’s effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), estimates for tax expense for stock compensation vesting, non-deductible expenses, tax credits and the Company's income (loss) by jurisdiction. Additionally, the effective tax rate for the three months ended March 31, 2018 included estimates for Global Intangible Low-Taxed Income.
The volatility of the Company's effective tax rate has been primarily due to both the level of pre-tax income as well as variations in the Company's income (loss) by jurisdiction. For the three months ended March 31, 2019, the Company’s provision for income taxes continued to be highly sensitive to changes in certain estimates of ordinary income (loss) or permanent items resulting in the use of an actual year-to-date effective tax rate method. The Company expects a volatile effective tax rate for the full year 2019, significantly different than the March 31, 2019 rate.  The effective tax rate may continue to vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses, and other items that could impact the effective tax rate.

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

•
Although depreciation and amortization charges are non-cash charges, it does not reflect that the assets being depreciated and amortized will often have to be replaced in the future and the foregoing metric does not reflect any cash requirements for such replacements.

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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Three Months Ended March 31, 2019
Net sales	$845.4	$298.5	$553.9	$210.1	$33.6
Adjusted EBITDA	48.2	4.2	7.2	4.8	(44.0)
Adjusted EBITDA as a % of net sales	5.7%	1.4%	1.3%	2.3%	*

Three Months Ended March 31, 2018
Net sales	$845.2	$320.6	$660.8	$238.1	$36.3
Adjusted EBITDA	53.6	4.1	13.7	6.8	(48.5)
Adjusted EBITDA as a % of net sales	6.3%	1.3%	2.1%	2.9%	*
* - not meaningful

See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of loss before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

The table below presents selected data for the Packaging segment:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2019	2018	$	%
Net sales	$845.4	$845.2	$0.2	0.0%
Adjusted EBITDA	48.2	53.6	(5.4)	(10.1)%
Adjusted EBITDA as a % of net sales	5.7%	6.3%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2019 vs. 2018
Volume	$2.0
Foreign currency	(3.7)
Price/Mix	1.9
Total change	$0.2

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

Net sales increased $0.2 million compared to the same period in 2018. Net sales were flat as increased sales of equipment and parts and rigid packaging products were offset by a decrease in sales of corrugated products, food packaging products and films. Net sales were negatively impacted by the Company's non-U.S. businesses primarily due to the timing of certain customer programs.

Adjusted EBITDA decreased $5.4 million, or 10.1%, compared to the same period in 2018. The decrease in Adjusted EBITDA was primarily attributable to (i) a $3.8 million increase in selling and administrative expenses and (ii) a $2.8 million increase in distribution expenses, partially offset by net sales increasing at a faster rate than cost of products sold. The increase in selling and administrative expenses was primarily driven by a $3.0 million increase in personnel expenses associated with increased headcount to support the Company's Packaging growth strategy. The increase in distribution expenses was primarily due to the increase in facility rent related to replacing certain property leases, previously treated as financing arrangements (expenses included in depreciation and amortization and interest expense, net) with operating leases (expenses included in distribution expense).

Facility Solutions

The table below presents selected data for the Facility Solutions segment:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2019	2018	$	%
Net sales	$298.5	$320.6	$(22.1)	(6.9)%
Adjusted EBITDA	4.2	4.1	0.1	2.4%
Adjusted EBITDA as a % of net sales	1.4%	1.3%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2019 vs. 2018
Volume	$(18.8)
Foreign currency	(3.2)
Price/Mix	(0.1)
Total change	$(22.1)

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

Net sales decreased $22.1 million, or 6.9%, compared to the same period in 2018. The net sales decrease was primarily attributable to decreased sales of food service products, retail, office and school supplies and chemicals. The decrease in net sales was also due to strategic decisions to exit certain customer relationships that were not aligned with the Company's product and service capabilities.

Adjusted EBITDA increased $0.1 million, or 2.4%, compared to the same period in 2018. Adjusted EBITDA was flat as the $3.3 million decrease in distribution expenses and a $1.7 million decrease in selling and administrative expenses were offset by a decline in net sales. The decrease in distribution expenses was primarily driven by decreased utilization of the distribution network and was evidenced by (i) a $1.5 million decrease in freight and logistics expense primarily driven by a decrease in third-party freight and (ii) a $0.9 million decrease in personnel expense. The decrease in selling and administrative expenses was primarily driven by a $0.9 million decrease in personnel expense.

Print

The table below presents selected data for the Print segment:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2019	2018	$	%
Net sales	$553.9	$660.8	$(106.9)	(16.2)%
Adjusted EBITDA	7.2	13.7	(6.5)	(47.4)%
Adjusted EBITDA as a % of net sales	1.3%	2.1%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2019 vs. 2018
Volume	$(151.9)
Foreign currency	(2.2)
Price/Mix	47.2
Total change	$(106.9)

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

Net sales decreased $106.9 million, or 16.2%, compared to the same period in 2018. The net sales decrease was primarily attributable to the continued secular decline in the paper industry as well as managing risk in the Print segment through strategic adjustments to the Company's customer base and product offerings, partially offset by higher market prices.

Adjusted EBITDA decreased $6.5 million, or 47.4%, compared to the same period in 2018. The Adjusted EBITDA decrease was primarily driven by the decline in net sales and cost of products sold decreasing at a slower rate than net sales, partially offset by a $7.6 million decrease in selling and administrative expenses and a $3.1 million decrease in distribution expenses. The decrease in selling and administration expenses was primarily due to a $7.5 million decrease in personnel expenses due to a decrease in net sales and a decrease in headcount and commission expense related to the Print segment restructuring plan. See Note 4 of the Notes to Condensed Consolidated Financial Statements for information regarding the Print segment restructuring plan. The decrease in distribution expenses was driven by decreased utilization of the distribution network and was evidenced by (i) a $2.4 million decrease in freight and logistics expense primarily driven by a decrease in third-party freight and (ii) a $1.3 million decrease in personnel expenses.

Publishing

The table below presents selected data for the Publishing segment:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2019	2018	$	%
Net sales	$210.1	$238.1	$(28.0)	(11.8)%
Adjusted EBITDA	4.8	6.8	(2.0)	(29.4)%
Adjusted EBITDA as a % of net sales	2.3%	2.9%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2019 vs. 2018
Volume	$(51.2)
Foreign currency	—
Price/Mix	23.2
Total change	$(28.0)

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

Net sales decreased $28.0 million, or 11.8%, compared to the same period in 2018. The net sales decrease was primarily attributable to the continued secular decline in the paper industry, partially offset by higher market prices.

Adjusted EBITDA decreased $2.0 million, or 29.4%, compared to the same period in 2018. The Adjusted EBITDA decrease was primarily attributable to a decline in net sales as well as cost of products sold decreasing at a slower rate than net sales, partially offset by a $1.8 million decrease in selling and administrative expenses which was primarily driven by a decrease in personnel expense.

Corporate & Other

The table below presents selected data for Corporate & Other:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2019	2018	$	%
Net sales	$33.6	$36.3	$(2.7)	(7.4)%
Adjusted EBITDA	(44.0)	(48.5)	4.5	9.3%

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

Net sales decreased $2.7 million, or 7.4%, compared to the same period in 2018 driven by a decrease in volume of freight brokerage services.

The improvement in Adjusted EBITDA of $4.5 million, or 9.3%, was primarily driven by a $5.0 million decrease in selling and administrative expenses which was due mainly to lower incentive compensation expense.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. The following table sets forth a summary of cash flows:

	Three Months Ended March 31,
(in millions)	2019	2018
Net cash provided by (used for):
Operating activities	$43.8	$(21.7)
Investing activities	(7.4)	(9.6)
Financing activities	(42.8)	21.3
Operating Activities
Net cash provided by operating activities improved by $65.5 million compared to the prior year primarily as a result of the combination of improvements in the changes in operating assets and liabilities, partially offset by a decline in operating results. The improvements in changes in operating assets and liabilities were primarily driven by a decrease in working capital primarily due to decreases in accounts receivable, which more than offset decreases in accounts payable, driven by management's focus on working capital improvement.

Investing Activities
Net cash used for investing activities improved by $2.2 million compared to the prior year primarily due to lower capital expenditures in the current period.

Financing Activities
Net cash for financing activities was a higher use of cash by $64.1 million compared to the prior year primarily due to lower net borrowings under the Company's ABL Facility partially offset by a favorable change in book overdrafts, due to the timing of payments. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

Funding and Liquidity Strategy

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2019, the available additional borrowing capacity under the ABL Facility was approximately $252.0 million. As of March 31, 2019, the Company held $11.5 million in outstanding letters of credit. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At March 31, 2019, the above test was not applicable and it is not expected to be applicable in the next 12 months.

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

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of March 31, 2019, other than leases that have not yet commenced and the letters of credit under the ABL Facility (see Note 3 and Note 5 of the Notes to Condensed Consolidated Financial Statements, respectively, for additional information on these items). The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes to the Company's contractual obligations from those disclosed in Veritiv's Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies and Estimates

See Note 1 and Note 3 of the Notes to Condensed Consolidated Financial Statements for a description of the impact that adoption of Accounting Standards Update 2016-02, Leases (Topic 842) had on the Company's financial results and related disclosures. There have been no material changes to the Company's critical accounting policies and estimates from those disclosed in Veritiv's Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Standards

See Note 1 of the Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

VERITIV CORPORATION
(Registrant)

Date:	May 9, 2019	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2019	By: /s/ Andrew E. Magley
Name: Andrew E. Magley
Title: Chief Accounting Officer
(Principal Accounting Officer)