Form 10-Q
period 2019-06-30
Veritiv Corp
filed 2019-08-06
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares outstanding of the registrant's common stock as of August 1, 2019 was 16,099,579.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales (including sales to related party of $5.2, $7.8, $11.6 and $14.7, respectively)	$1,958.2	$2,171.9	$3,899.7	$4,272.9
Cost of products sold (including purchases from related party of $21.4, $35.8, $46.2 and $77.9, respectively) (exclusive of depreciation and amortization shown separately below)	1,584.3	1,788.5	3,175.7	3,518.0
Distribution expenses	132.0	132.0	262.4	265.1
Selling and administrative expenses	211.2	223.6	427.3	446.3
Depreciation and amortization	13.4	14.0	26.2	28.4
Integration and acquisition expenses	4.5	8.4	8.8	16.7
Restructuring charges, net	6.9	11.4	9.3	23.3
Operating income (loss)	5.9	(6.0)	(10.0)	(24.9)
Interest expense, net	10.2	10.2	21.6	19.5
Other (income) expense, net	7.6	(2.9)	13.8	(13.4)
Loss before income taxes	(11.9)	(13.3)	(45.4)	(31.0)
Income tax benefit	(0.6)	(2.7)	(7.4)	(4.6)
Net loss	$(11.3)	$(10.6)	$(38.0)	$(26.4)

Loss per share:
Basic and diluted	$(0.70)	$(0.67)	$(2.37)	$(1.67)

Weighted-average shares outstanding:
Basic and diluted	16.09	15.84	16.01	15.80

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(11.3)	$(10.6)	$(38.0)	$(26.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	1.3	(3.9)	3.7	(4.1)
Change in fair value of cash flow hedge, net of $0.0, $0.0, $(0.1) and $0.2 tax, respectively	0.2	0.1	0.3	0.1
Pension liability adjustments, net of $0.0, $0.0, $0.0 and $0.7 tax, respectively	0.1	0.0	0.1	(0.6)
Other comprehensive income (loss)	1.6	(3.8)	4.1	(4.6)
Total comprehensive income (loss)	$(9.7)	$(14.4)	$(33.9)	$(31.0)

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$56.1	$64.3
Accounts receivable, less allowances of $53.0 and $62.0, respectively	1,012.0	1,181.4
Related party receivable	2.4	3.2
Inventories	638.3	688.2
Other current assets	124.6	147.2
Total current assets	1,833.4	2,084.3
Property and equipment (net of accumulated depreciation and amortization of $342.5 and $320.7, respectively)	209.2	206.7
Goodwill	99.6	99.6
Other intangibles, net	54.5	57.2
Deferred income tax assets	65.1	56.5
Other non-current assets	435.0	25.4
Total assets	$2,696.8	$2,529.7
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$603.1	$641.9
Related party payable	6.3	9.3
Accrued payroll and benefits	42.1	56.5
Other accrued liabilities	220.0	134.7
Current maturities of long-term debt	8.9	6.7
Financing obligations, current portion	—	0.6
Total current liabilities	880.4	849.7
Long-term debt, net of current maturities	815.1	963.6
Financing obligations, less current portion	—	23.6
Defined benefit pension obligations	21.1	21.1
Other non-current liabilities	461.5	128.6
Total liabilities	2,178.1	1,986.6
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 16.4 million and 16.2 million, respectively; shares outstanding - 16.1 million and 15.9 million, respectively	0.2	0.2
Additional paid-in capital	612.5	605.7
Accumulated (deficit) earnings	(43.8)	(8.5)
Accumulated other comprehensive loss	(36.6)	(40.7)
Treasury stock at cost - 0.3 million shares at June 30, 2019 and December 31, 2018	(13.6)	(13.6)
Total shareholders' equity	518.7	543.1
Total liabilities and shareholders' equity	$2,696.8	$2,529.7

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
Operating activities	2019	2018
Net loss	$(38.0)	$(26.4)
Depreciation and amortization	26.2	28.4
Amortization of deferred financing fees	1.3	1.3
Net losses (gains) on dispositions of property and equipment	(0.2)	(2.5)
Provision for allowance for doubtful accounts	9.0	10.4
Deferred income tax (benefit)	(9.6)	(5.9)
Stock-based compensation	9.0	10.7
Other non-cash items, net	10.2	(10.0)
Changes in operating assets and liabilities
Accounts receivable and related party receivable	165.3	(15.9)
Inventories	53.6	(1.2)
Other current assets	23.7	(13.6)
Accounts payable and related party payable	(59.8)	39.2
Accrued payroll and benefits	(14.6)	(18.5)
Other accrued liabilities	(6.0)	15.3
Other	12.1	(3.3)
Net cash provided by operating activities	182.2	8.0
Investing activities
Property and equipment additions	(14.9)	(21.5)
Proceeds from asset sales	0.3	4.0
Net cash used for investing activities	(14.6)	(17.5)
Financing activities
Change in book overdrafts	15.2	(8.1)
Borrowings of long-term debt	3,416.1	2,603.8
Repayments of long-term debt	(3,592.5)	(2,572.5)
Payments under right-of-use finance leases and capital leases, respectively	(4.2)	(3.2)
Payments under financing obligations (including obligations to related party of $8.6 in the prior year period)	—	(8.9)
Payments under Tax Receivable Agreement	(7.8)	(9.9)
Other	(2.8)	(2.1)
Net cash used for financing activities	(176.0)	(0.9)
Effect of exchange rate changes on cash	0.2	(0.4)
Net change in cash	(8.2)	(10.8)
Cash at beginning of period	64.3	80.3
Cash at end of period	$56.1	$69.5
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$2.1	$0.1
Cash paid for interest	19.9	17.9
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases and capital leases, respectively	$3.4	$26.2
Non-cash additions to other non-current assets for right-of-use operating leases	62.1	—

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, unaudited)

	Three and Six Months Ended June 30, 2019
	Common Stock Issued		Additional Paid-in Capital	Accumulated (Deficit) Earnings	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	16.2	$0.2	$605.7	$(8.5)	$(40.7)	(0.3)	$(13.6)	$543.1
Net loss				(26.7)				(26.7)
Other comprehensive income (loss)					2.5			2.5
Stock-based compensation			4.7					4.7
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(2.7)					(2.7)
Adoption impact - Accounting Standards Update 2016-02				2.7				2.7
Balance at March 31, 2019	16.4	0.2	607.7	(32.5)	(38.2)	(0.3)	(13.6)	523.6
Net loss				(11.3)				(11.3)
Other comprehensive income (loss)					1.6			1.6
Stock-based compensation			4.3					4.3
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	0.5					0.5
Balance at June 30, 2019	16.4	$0.2	$612.5	$(43.8)	$(36.6)	(0.3)	$(13.6)	$518.7
(1) Accumulated other comprehensive loss.

	Three and Six Months Ended June 30, 2018
	Common Stock Issued		Additional Paid-in Capital	Accumulated (Deficit) Earnings	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	16.0	$0.2	$590.2	$6.4	$(33.5)	(0.3)	$(13.6)	$549.7
Net loss				(15.8)				(15.8)
Other comprehensive income (loss)					0.0			0.0
Stock-based compensation			5.6					5.6
Issuance of common stock, net of stock received for minimum tax withholdings	0.1	0.0	(1.8)					(1.8)
Adoption impact - Accounting Standards Update 2018-02				0.8	(0.8)			0.0
Balance at March 31, 2018	16.1	0.2	594.0	(8.6)	(34.3)	(0.3)	(13.6)	537.7
Net loss				(10.6)				(10.6)
Other comprehensive income (loss)					(3.8)			(3.8)
Stock-based compensation			5.1					5.1
Issuance of common stock, net of stock received for minimum tax withholdings	0.1	0.0	(0.2)					(0.2)
Balance at June 30, 2018	16.2	$0.2	$598.9	$(19.2)	$(38.1)	(0.3)	$(13.6)	$528.2
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

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, revenue recognition, right-of-use ("ROU") asset and liability valuations, accounts receivable valuation, inventory valuation, employee benefit plans, income tax contingency accruals and valuation allowances, recognition of the Tax Cuts and Jobs Act (the "Tax Act"), multi-employer pension plan withdrawal liabilities, contingency accruals and goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Estimates are revised as additional information becomes available.

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

The standard permits entities to elect a package of practical expedients which must be applied consistently to all leases that commenced prior to the effective date. If the package of practical expedients is elected, entities do not need to reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company elected to apply the package of practical expedients to all leases that commenced prior to the date of adoption. The guidance also allows entities to make certain policy elections under the new standard, including: (i) the use of hindsight to determine lease term and when assessing existing ROU assets for impairment; (ii) a policy to not record short-term leases on the balance sheet; and (iii) a policy to not separate lease and non-lease components. The Company made a policy election to exclude short-term leases from the balance sheet and to separate lease and non-lease components for most lease categories. The Company also made a policy election to not use hindsight to determine lease term and when assessing existing ROU assets for impairment. See Note 3, Leases, for additional information regarding the Company's leases.

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
ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)
The standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans.  The guidance removes disclosures that are no longer considered cost beneficial. This standard requires new disclosures for the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.  The amendments in this update are effective for fiscal years ending after December 15, 2020. The amendments in this update should be applied on a retrospective basis to all periods presented.
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

2. REVENUE RECOGNITION

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption, with no impact to the opening retained earnings. The Company elected to adopt certain practical expedients outlined in Topic 606. As such, Veritiv does not include sales tax in the transaction price and does recognize revenue in the amount to which it has a right to invoice the customer as it believes that amount corresponds directly with the value provided to the customer. Additionally, Veritiv utilized certain exceptions allowed under Topic 606, including: (i) not assessing whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer and (ii) not disclosing the value of unsatisfied performance obligations for contracts with an original estimated length of time to convert of one year or less.

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

As of June 30, 2019 and December 31, 2018, the Company recognized estimated inventory returns of approximately $2.1 million and $2.5 million, respectively, which are included in inventories on the Condensed Consolidated Balance Sheets. Additionally, the Company recognized customer contract liabilities related to its customer deposits for equipment sales and payments received for bill-and-hold arrangements, which are included in accounts payable on the Condensed Consolidated Balance Sheets. See the table below for a summary of the changes to the customer contract liabilities for the six months ended June 30, 2019 and 2018:

	Customer Contract Liabilities
(in millions)	2019	2018
Balance at January 1	$17.7	$20.5
Payments received	24.4	24.2
Revenue recognized from beginning balance	(17.2)	(13.8)
Revenue recognized from current year receipts	(12.8)	(11.7)
Balance at June 30	$12.1	$19.2

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

Veritiv evaluated the nature of the products and services provided to its customers as well as the nature of the customer and the geographical distribution of its customer base and determined that the best representative level of disaggregated revenue is the product category basis as shown in the segment results. The Company is able to serve a wide variety of customers, from large national companies to small local customers, through its distribution network. Historically, the Company's ten largest customers have generated less than 10% of its consolidated annual net sales. Veritiv’s principal markets are concentrated primarily across North America with net sales in the U.S., Canada and Mexico of approximately 90%, 8% and 1%, respectively.

The following is a brief description of the Company's four reportable segments, organized by major product category:

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

3. LEASES

The Company adopted Topic 842, and its related interpretations on January 1, 2019, applying the additional transition approach, available under ASU 2018-11, Leases, whereby the new lease standard is applied at the adoption date recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the reporting for the comparative periods presented in the financial statements in which the new lease standard is adopted will continue to be reported in accordance with Topic 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed for the carry-forward of historical lease classification. The Company did not elect the hindsight practical expedient in determining lease terms for existing leases and when assessing existing ROU assets for impairment. The Company does not expect the new accounting standard to have a material effect on future financial results as the adoption did not change the lease classifications of its historical operating leases. The Company’s accounting for finance leases, previously reported as capital leases and financing obligations, remained unchanged except for the Company's one non-related party failed sale-leaseback. The Company determined that upon transition to Topic 842, the previously reported failed sale-leaseback financing obligation would be reported as a financing lease, and its land operating lease would now be combined with its building finance lease and reported together as one finance lease. Finance leases are reported as part of property and equipment, net and debt obligations on the Condensed Consolidated Balance Sheets. The Company elected the practical expedients permitted under Topic 842 and made accounting policy elections to (i) not include short-term leases on the balance sheets and (ii) not separate lease and non-lease components for its delivery equipment leases. The Company determines if an arrangement is a lease at lease inception and reviews lease arrangements for finance or operating lease classification at their commencement date. The Company leases certain property and equipment used for operations to limit exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment.

As of June 30, 2019, the Company had a distribution network operating from approximately 160 distribution centers of which approximately 150 were leased. These facilities are strategically located throughout the U.S., Canada and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions. Real estate leases generally carry lease terms of three to seven years. Delivery equipment leases generally carry lease terms of three to eight years and other non-real estate leases generally carry lease terms of three to five years. In order to value the ROU assets and related liabilities, the Company makes certain estimates and assumptions related to establishing the lease term, discount rates and variable lease payments (e.g., rent escalations tied to changes in the Consumer Price Index). The exercise of any lease renewal or asset purchase option is at the Company’s sole discretion. The lease term for all of the Company's leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. Similar to a variable lease payment, certain delivery equipment leases include a provision for an amount the Company may have to pay at the end of the lease for any residual value deficiency incurred by the lessor upon resale of the underlying asset. The Company uses the implicit rate of interest when it is available; however, as most of the Company’s leases do not provide an implicit rate of interest, the Company uses its incremental borrowing rate based on information available at the lease commencement date in determining the discounted value of the lease payments. Lease expense and depreciation expense are recognized on a straight-line basis over the lease term, or for a finance lease, over the shorter of the life of the underlying asset or the lease term.

The components of lease expense were as follows:

(in millions)		Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Classification	Financial Statement Classification
Short-term lease expense(1)	Operating expenses	$2.2	$4.1

Operating lease expense(2)	Operating expenses	$27.4	$54.7

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$2.6	$4.9
Interest expense	Interest expense, net	0.5	1.0
Total finance lease expense		$3.1	$5.9

Total Lease Cost		$32.7	$64.7
(1) Short-term lease expense includes expenses related to leases with a term of one month or less.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were immaterial for the three and six months ended June 30, 2019.

Supplemental balance sheet and other information were as follows:

(in millions, except weighted-average data)		June 30, 2019
Lease Classification	Financial Statement Classification
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$412.3

Operating lease obligations - current	Other accrued liabilities	$87.4
Operating lease obligations - non-current	Other non-current liabilities	358.3
Total operating lease obligations		$445.7

Weighted-average remaining lease term in years		6.5
Weighted-average discount rate		4.5%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$63.8

Finance lease obligations - current	Current maturities of long-term debt	$8.9
Finance lease obligations - non-current	Long-term debt, net of current maturities	58.0
Total finance lease obligations		$66.9

Weighted-average remaining lease term in years		8.7
Weighted-average discount rate		3.2%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Six Months Ended June 30, 2019
Lease Classification	Financial Statement Classification
Operating Leases:
Operating cash flows from operating leases	Operating activities	$53.6

Finance Leases:
Operating cash flows from finance leases	Operating activities	$1.0
Financing cash flows from finance leases	Financing activities	4.2

Lease Commitments

Future minimum lease payments at June 30, 2019 were as follows:

(in millions)	Finance Leases	Operating Leases(1)
2019 (excluding the six months ended June 30, 2019)	$5.5	$54.0
2020	10.7	100.4
2021	10.0	84.4
2022	9.5	70.0
2023	8.4	49.5
2024	6.9	40.1
Thereafter	26.4	119.6
Total future minimum lease payments	77.4	518.0
Amount representing interest	(10.5)	(72.3)
Total future minimum lease payments, net of interest	$66.9	$445.7
(1) Future sublease income is not included in the above table as the amount is immaterial.

Total future minimum lease payments at June 30, 2019 for finance and operating leases, including the amount representing interest, are comprised of $517.4 million for real estate leases and $78.0 million for non-real estate leases.

At June 30, 2019, the Company had committed to additional future obligations of approximately $52 million for operating leases of real estate that have not yet commenced and therefore are not included in the table above. These leases will commence over the next six months with an average lease term of seven years.

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

4. INTEGRATION, ACQUISITION AND RESTRUCTURING CHARGES

Merger of xpedx and Unisource

The Company currently expects net costs and charges associated with achieving anticipated cost savings and other synergies from the Merger (excluding charges relating to the complete or partial withdrawal from multi-employer pension plans ("MEPP"), some of which are uncertain at this time, and including cash proceeds from sales of assets related to consolidation), to be approximately $315 million to $325 million through December 31, 2019. Included in the estimate is approximately $120 million to $125 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. Through June 30, 2019, the Company has incurred approximately $302 million in costs and charges, including approximately $111 million for capital expenditures.

Integration and Acquisition Expenses

During the three and six months ended June 30, 2019 and 2018, Veritiv incurred costs and charges related primarily to: internally dedicated integration management resources, retention compensation, information technology conversion costs, professional services and other costs to integrate its businesses.

The following table summarizes the components of integration and acquisition expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Integration management	$2.7	$4.5	$5.4	$8.9
Retention compensation	(0.1)	0.1	(0.1)	0.1
Information technology conversion costs	1.0	2.4	1.8	4.5
Legal, consulting and other professional fees	—	0.1	—	0.3
Other	0.6	0.9	1.2	1.5
All American Containers ("AAC") integration and acquisition	0.3	0.4	0.5	1.4
Total integration and acquisition expenses	$4.5	$8.4	$8.8	$16.7

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

Related to these company-wide initiatives, the Company recorded net restructuring charges of $6.9 million and $11.1 million for the three months ended June 30, 2019 and 2018, respectively, and $9.3 million and $13.7 million for the six months ended June 30, 2019 and 2018, respectively. On June 30, 2018, the related party failed sale-leaseback agreements, originally entered into with Georgia-Pacific, expired in accordance with their terms. The agreements contained provisions that required Veritiv to incur costs during the lease term related to general repairs and maintenance. Certain termination and repair costs were incurred at or near the end of the agreements' expirations. Costs related to properties that were exited as part of the restructuring plan were included in restructuring charges, net, on the Condensed Consolidated Statements of

Operations, and totaled $10.0 million and $10.4 million for the three and six months ended June 30, 2018, respectively. Also, during the three and six months ended June 30, 2018, the Company recognized a $2.1 million gain on the sale of a facility.

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

The following table presents a summary of restructuring charges, net, related to active restructuring initiatives that were incurred during the current fiscal year, prior fiscal years and the cumulative recorded amounts since the initiatives began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other (non-cash portion)	Total
2019 (year-to-date)	$4.5	$5.0	$(0.2)	$9.3
2018	3.3	22.3	(15.0)	10.6
Prior years	20.0	47.9	(22.4)	45.5
Cumulative	$27.8	$75.2	$(37.6)	$65.4

The following is a summary of the Company's restructuring liability activity for the three and six months ended June 30, 2019 (costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals):

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2018	$4.7	$25.1	$29.8
Costs incurred	1.3	1.3	2.6
Payments	(1.0)	(3.1)	(4.1)
Balance at March 31, 2019	5.0	23.3	28.3
Costs incurred	3.2	3.7	6.9
Payments	(1.3)	(2.2)	(3.5)
Balance at June 30, 2019	$6.9	$24.8	$31.7

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

Veritiv Restructuring Plan: Print Segment

To ensure that Veritiv is appropriately positioned to respond to the secular decline in the paper industry, the Company restructured its Print segment in 2018. The restructuring plan included initiatives within the Company's Print segment to improve the sustainability of the print business, better serve its customers’ needs and work more effectively with suppliers by incorporating a more customer focused, collaborative, team-selling approach as well as better aligning its support functions.  The Company completed its efforts as of December 31, 2018 incurring costs of $10.7 million. During the three and six months ended June 30, 2019 the Company paid $0.5 million and $1.7 million, respectively, of the Print segment restructuring liability and had a remaining balance of $0.3 million at June 30, 2019.

The following is a summary of the Company's Print restructuring liability activity for the three and six months ended June 30, 2018:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2017	$—	$—	$—
Costs incurred	9.2	0.1	9.3
Payments	(0.7)	0.0	(0.7)
Balance at March 31, 2018	8.5	0.1	8.6
Costs incurred	0.0	0.3	0.3
Payments	(3.0)	(0.3)	(3.3)
Balance at June 30, 2018	$5.5	$0.1	$5.6

5. DEBT AND OTHER OBLIGATIONS

The Company's long-term debt obligations were as follows:

(in millions)	June 30, 2019	December 31, 2018
Asset-Based Lending Facility (the "ABL Facility")	$757.1	$932.1
Finance and capital leases, respectively	66.9	38.2
Total debt	824.0	970.3
Less: current maturities of long-term debt	(8.9)	(6.7)
Long-term debt, net of current maturities	$815.1	$963.6

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

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of June 30, 2019, the available additional borrowing capacity under the ABL Facility was approximately $321.3 million. As of June 30, 2019, the Company held $13.0 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At June 30, 2019, the above test was not applicable and it is not expected to be applicable in the next 12 months.

6. INCOME TAXES

The Company has historically calculated the provision or benefit for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Beginning in 2018, the Company determined it could no longer reliably estimate income taxes utilizing an AETR for interim reporting periods. The AETR estimate is highly sensitive to estimates of ordinary income (loss) and permanent differences such that minor fluctuations in these estimates could result in significant fluctuations of the Company’s AETR. Accordingly, Veritiv used its actual year-to-date effective tax rate to calculate taxes for the three and six months ended June 30, 2019 and 2018.

The following table presents the benefit for income taxes and the effective tax rates for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Loss before income taxes	$(11.9)	$(13.3)	$(45.4)	$(31.0)
Income tax benefit	(0.6)	(2.7)	(7.4)	(4.6)
Effective tax rate	5.0%	20.3%	16.3%	14.8%

The difference between the Company’s effective tax rates for the three and six months ended June 30, 2019 and 2018 and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), tax expense for stock compensation vesting, Global Intangible Low-Taxed Income, non-deductible expenses, tax credits and the Company's income (loss) by jurisdiction. The Company's net operating loss ("NOL" or "NOLs") carryforwards continue to be subject to Section 382 limitations. In accordance with Notice 2003-65, the Company was in a net unrealized built-in gain position at the time of the Merger. During the three months ended June 30, 2019, the Company's five year recognition period to recognize built-in gain ended. As such, the deferred tax asset and valuation allowance representing the book basis in excess of tax basis of various assets was written-off. There was no impact to the effective tax rate. The effective tax rate for the full year 2019 may vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses, and other items that could impact the effective tax rate.

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

7. RELATED PARTY TRANSACTIONS

Agreements with the UWWH Stockholder

In January 2019 and 2018, in connection with the Tax Receivable Agreement ("TRA") executed at the time of the Merger, Veritiv paid $8.1 million and $10.1 million, respectively, in principal and interest to UWW Holdings, LLC (the "UWWH Stockholder"), one of Veritiv's existing stockholders and the former sole stockholder of UWWH, for the utilization of pre-merger NOLs in its 2017 and 2016 federal and state tax returns, respectively. See Note 9, Fair Value Measurements, for additional information regarding the TRA.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and related private placement, Georgia-Pacific, as joint owner of the UWWH Stockholder, is a related party.

The following tables summarize the financial impact of these related party transactions with Georgia-Pacific:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Sales to Georgia-Pacific, reflected in net sales	$5.2	$7.8	$11.6	$14.7
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	21.4	35.8	46.2	77.9

(in millions)	June 30, 2019	December 31, 2018
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$12.6	$17.3
Related party payable to Georgia-Pacific	6.3	9.3
Related party receivable from Georgia-Pacific	2.4	3.2

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

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.5	$0.1	$0.5	$0.1

Interest cost	$0.5	$0.8	$0.7	$0.7
Expected return on plan assets	(0.8)	(1.0)	(1.3)	(1.0)
Amortization of net loss	—	0.0	—	0.0
Total other components	$(0.3)	$(0.2)	$(0.6)	$(0.3)
Net periodic benefit cost (credit)	$0.2	$(0.1)	$(0.1)	$(0.2)

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit (credit) cost:
Service cost	$0.9	$0.2	$1.0	$0.2

Interest cost	$1.1	$1.5	$1.3	$1.4
Expected return on plan assets	(1.7)	(1.9)	(2.7)	(2.0)
Amortization of net loss	0.1	0.0	—	0.1
Total other components	$(0.5)	$(0.4)	$(1.4)	$(0.5)
Net periodic benefit (credit) cost	$0.4	$(0.2)	$(0.4)	$(0.3)

The components of net periodic benefit cost (credit) other than the service cost component are included in other (income) expense, net in the Condensed Consolidated Statements of Operations.

9. FAIR VALUE MEASUREMENTS

At June 30, 2019 and December 31, 2018, the carrying amounts of cash, receivables, payables and other components of other current assets and other accrued liabilities approximate their fair values due to the short maturity of these items. Borrowings under the ABL Facility are at variable market interest rates and, accordingly, the carrying amount approximates fair value. See Note 5, Debt and Other Obligations, for additional information regarding the Company's ABL Facility.

The Company's liabilities disclosed at fair value at June 30, 2019 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$757.1		$757.1
TRA contingent liability	32.6			32.6
AAC contingent consideration	22.5			22.5

The Company's liabilities disclosed at fair value at December 31, 2018 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$932.1		$932.1
TRA contingent liability	38.9			38.9
AAC contingent consideration	9.4			9.4

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the TRA at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the TRA contingent liability is a Level 3 measurement, which relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company’s projected revenues, taxable income and assumptions about the utilization of Unisource’s NOLs, attributable to taxable periods prior to the Merger, by the Company). The amount payable under the TRA is contingent on the Company generating a certain level of taxable income prior to the expiration of the NOL carry-forwards. Moreover, future trading of Company stock by significant shareholders may result in additional ownership changes as defined under Section 382 of the Internal Revenue Code, further limiting the use of Unisource's NOLs and the amount ultimately payable under the TRA. The contingent liability is remeasured at fair value at each reporting period-end with the change in fair value recognized in other (income) expense, net on the Condensed Consolidated Statements of Operations. At June 30, 2019, the Company remeasured the contingent liability using a discount rate of 4.3% (Moody's daily long-term corporate BAA bond yield). For the TRA contingent liability, there have been no transfers between the fair value measurement levels for the three and six months ended June 30, 2019. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the three and six months ended June 30, 2019:

(in millions)	TRA Contingent Liability
Balance at December 31, 2018	$38.9
Change in fair value adjustment recorded in other (income) expense, net	0.9
Principal payment	(7.8)
Balance at March 31, 2019	32.0
Change in fair value adjustment recorded in other (income) expense, net	0.6
Balance at June 30, 2019	$32.6

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

On August 31, 2017 (the "Acquisition Date"), Veritiv completed its acquisition of 100% of the equity interests in various AAC entities. The purchase price allocation for the acquisition of AAC included $22.2 million for the estimated fair value of contingent consideration. The maximum amount payable for the contingent consideration was $50.0 million, with up to $25.0 million payable at each of the first and second anniversaries of the Acquisition Date. The Company paid $2.5 million on December 26, 2018 for contingent consideration earned as of the first anniversary of the Acquisition Date. The amount payable as of the second anniversary of the Acquisition Date will be determined based on actual growth rates in revenue and gross profit. The initial fair value estimate was based on historic growth patterns and future forecasts, which are Level 3 data. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes and probabilities for the contingent consideration. The contingent consideration is valued using actual and forecasted revenues and cost of products sold (Level 3 data). The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within other (income) expense, net, in the Condensed Consolidated Statements of Operations during the period in which the change occurs.

The following table provides a reconciliation of the beginning and ending balance of the AAC contingent liability for the three and six months ended June 30, 2019:

(in millions)	AAC Contingent Liability
Balance at December 31, 2018	$9.4
Change in fair value adjustment recorded in other (income) expense, net	5.4
Balance at March 31, 2019	14.8
Change in fair value adjustment recorded in other (income) expense, net	7.7
Balance at June 30, 2019	$22.5

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

A summary of the numerators and denominators used in the basic and diluted loss per share calculations for the reportable periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Numerator:
Net loss	$(11.3)	$(10.6)	$(38.0)	$(26.4)

Denominator:
Weighted-average number of shares outstanding – basic and diluted	16.09	15.84	16.01	15.80

Loss per share:
Basic and diluted	$(0.70)	$(0.67)	$(2.37)	$(1.67)

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	1.10	1.08	1.08	1.14
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.59	0.58	0.59	0.58

During the first and second quarters of 2019 and 2018, in accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units and/or Performance Condition Share Units vested during those periods. See the table below for information related to these transactions:

(in millions)	2019	2018
Three months ended March 31,
Shares issued	0.3	0.2
Shares recovered for minimum tax withholding	(0.1)	(0.1)
Net shares issued	0.2	0.1

Three months ended June 30,
Shares issued	0.0	0.1
Shares recovered for minimum tax withholding	0.0	0.0
Net shares issued	0.0	0.1

The net share issuance is included in additional paid-in capital on the Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2019 and 2018. For additional information related to these plans refer to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS ("AOCL")

Comprehensive income (loss) is reported in the Condensed Consolidated Statements of Comprehensive Income (Loss) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income (loss).

The following table provides the components of AOCL at June 30, 2019 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2018	$(30.3)	$(10.1)	$(0.3)	$(40.7)
Unrealized net gains (losses) arising during the period	2.4	0.0	0.0	2.4
Amounts reclassified from AOCL	—	—	0.1	0.1
Net current period other comprehensive income (loss)	2.4	0.0	0.1	2.5
Balance at March 31, 2019	(27.9)	(10.1)	(0.2)	(38.2)
Unrealized net gains (losses) arising during the period	1.3	0.1	0.0	1.4
Amounts reclassified from AOCL	—	—	0.2	0.2
Net current period other comprehensive income (loss)	1.3	0.1	0.2	1.6
Balance at June 30, 2019	$(26.6)	$(10.0)	$—	$(36.6)

The following table provides the components of AOCL at June 30, 2018 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL
Balance at December 31, 2017	$(23.5)	$(9.3)	$(0.7)	$(33.5)
Unrealized net gains (losses) arising during the period	(0.2)	—	0.0	(0.2)
Amounts reclassified from AOCL	—	(0.6)	0.0	(0.6)
Net current period other comprehensive income (loss)	(0.2)	(0.6)	0.0	(0.8)
Balance at March 31, 2018	(23.7)	(9.9)	(0.7)	(34.3)
Unrealized net gains (losses) arising during the period	(3.9)	—	0.1	(3.8)
Net current period other comprehensive income (loss)	(3.9)	—	0.1	(3.8)
Balance at June 30, 2018	$(27.6)	$(9.9)	$(0.6)	$(38.1)

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

As of June 30, 2019 and December 31, 2018, the Company has recognized an estimated liability of approximately $17.0 million and $10.0 million, respectively, based upon the information available to date. The Company currently expects to complete the VDA and audit no later than mid-2020. Due to the inherent uncertainties with respect to the ultimate outcome of these matters, any updates to this estimate of loss could have a material impact on the Company's results of operations, financial condition or cash flows.

Western Pennsylvania Teamsters and Employers Pension Fund

In April 2019, in the course of negotiations for a collective bargaining agreement, the Company negotiated a partial withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Fund"), a multi-employer pension plan.  During the second quarter of 2019, the Company recorded an estimated withdrawal liability of $6.5 million. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity. To date, Veritiv has not received a final determination letter from the Fund for the partial withdrawal. The Company expects that payments will occur over an approximate 20-year period.

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

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Three Months Ended June 30, 2019
Net sales	$881.5	$311.7	$528.6	$203.5	$1,925.3	$32.9	$1,958.2
Adjusted EBITDA	65.5	8.3	12.3	5.6	91.7	(48.4)
Depreciation and amortization	4.7	1.8	2.1	0.2	8.8	4.6	13.4
Restructuring charges, net	2.4	1.0	1.4	0.0	4.8	2.1	6.9

Three Months Ended June 30, 2018
Net sales	$887.1	$334.4	$679.1	$238.3	$2,138.9	$33.0	$2,171.9
Adjusted EBITDA	64.4	7.6	19.4	4.8	96.2	(50.8)
Depreciation and amortization	5.3	1.7	2.3	0.2	9.5	4.5	14.0
Restructuring charges, net	5.0	2.1	4.2	0.0	11.3	0.1	11.4

Six Months Ended June 30, 2019
Net sales	$1,726.9	$610.2	$1,082.5	$413.6	$3,833.2	$66.5	$3,899.7
Adjusted EBITDA	113.7	12.5	19.5	10.4	156.1	(92.4)
Depreciation and amortization	9.2	3.5	4.2	0.4	17.3	8.9	26.2
Restructuring charges, net	2.7	1.2	1.9	0.3	6.1	3.2	9.3

Six Months Ended June 30, 2018
Net sales	$1,732.3	$655.0	$1,339.9	$476.4	$4,203.6	$69.3	$4,272.9
Adjusted EBITDA	118.0	11.7	33.1	11.6	174.4	(99.3)
Depreciation and amortization	10.6	3.5	4.8	0.4	19.3	9.1	28.4
Restructuring charges, net	5.9	2.5	14.6	0.0	23.0	0.3	23.3

The table below presents a reconciliation of loss before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Loss before income taxes	$(11.9)	$(13.3)	$(45.4)	$(31.0)
Interest expense, net	10.2	10.2	21.6	19.5
Depreciation and amortization	13.4	14.0	26.2	28.4
Restructuring charges, net	6.9	11.4	9.3	23.3
Stock-based compensation	4.3	5.1	9.0	10.7
LIFO reserve (decrease) increase	(0.5)	8.7	2.9	14.4
Non-restructuring severance charges	1.4	0.5	2.7	1.8
Non-restructuring pension charges, net	6.6	0.0	6.6	(0.7)
Integration and acquisition expenses	4.5	8.4	8.8	16.7
Fair value adjustment on TRA contingent liability	0.6	(0.2)	1.5	(0.4)
Fair value adjustment on contingent consideration liability	7.7	(3.0)	13.1	(11.3)
Escheat audit contingent liability	—	—	7.0	—
Other	0.1	3.6	0.4	3.7
Adjustment for Corporate & Other	48.4	50.8	92.4	99.3
Adjusted EBITDA for reportable segments	$91.7	$96.2	$156.1	$174.4

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

The following discussion of the Company’s results of operations for the three and six months ended June 30, 2019 should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2019	2018	$	%	2019	2018	$	%
Net sales	$1,958.2	$2,171.9	$(213.7)	(9.8)%	$3,899.7	$4,272.9	$(373.2)	(8.7)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,584.3	1,788.5	(204.2)	(11.4)%	3,175.7	3,518.0	(342.3)	(9.7)%
Distribution expenses	132.0	132.0	0.0	0.0%	262.4	265.1	(2.7)	(1.0)%
Selling and administrative expenses	211.2	223.6	(12.4)	(5.5)%	427.3	446.3	(19.0)	(4.3)%
Depreciation and amortization	13.4	14.0	(0.6)	(4.3)%	26.2	28.4	(2.2)	(7.7)%
Integration and acquisition expenses	4.5	8.4	(3.9)	(46.4)%	8.8	16.7	(7.9)	(47.3)%
Restructuring charges, net	6.9	11.4	(4.5)	(39.5)%	9.3	23.3	(14.0)	(60.1)%
Operating income (loss)	5.9	(6.0)	11.9	(198.3)%	(10.0)	(24.9)	14.9	(59.8)%
Interest expense, net	10.2	10.2	0.0	0.0%	21.6	19.5	2.1	10.8%
Other (income) expense, net	7.6	(2.9)	10.5	*	13.8	(13.4)	27.2	*
Loss before income taxes	(11.9)	(13.3)	1.4	(10.5)%	(45.4)	(31.0)	(14.4)	46.5%
Income tax benefit	(0.6)	(2.7)	2.1	(77.8)%	(7.4)	(4.6)	(2.8)	60.9%
Net loss	$(11.3)	$(10.6)	$(0.7)	6.6%	$(38.0)	$(26.4)	$(11.6)	43.9%
* - not meaningful
Net Sales
For the three and six months ended June 30, 2019, net sales decreased primarily due to the decline in the Print, Publishing and Facility Solutions segments. See the “Segment Results” section for additional discussion.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three and six months ended June 30, 2019, cost of products sold decreased primarily due to lower net sales.

Distribution Expenses
For the three months ended June 30, 2019, distribution expenses were flat primarily due to a $4.7 million decrease in freight and logistics expense offset by a $3.5 million increase in personnel expense. The decrease in freight and logistics expense was primarily driven by a decrease in third-party freight, fuel and transfer expenses. The increase in personnel expense was primarily due to the partial withdrawal from a multi-employer pension plan in the three month period ended June 30, 2019, partially offset by lower wages and temporary employee expenses.

For the six months ended June 30, 2019, distribution expenses decreased by $2.7 million, or 1.0%. The decrease was primarily due to (i) a $9.9 million decrease in freight and logistics expense, primarily driven by a decrease in third-party freight, fuel and transfer expenses and (ii) a $2.0 million decrease related to replacing certain equipment leases, previously treated as operating leases (expenses included in distribution expense), with capital leases (expenses included in depreciation and amortization and interest expense, net). The decrease was partially offset by (i) a $6.1 million increase in storage expenses, primarily due to replacing certain property leases, previously treated as financing arrangements (expenses included in depreciation and amortization and interest expense, net), with operating leases (expenses included in distribution expense) and (ii) a $2.8 million increase in personnel expense due primarily to the partial withdrawal from a multi-employer pension plan in the three month period ended June 30, 2019, partially offset by lower wages and temporary employee expenses.

Selling and Administrative Expenses
For the three months ended June 30, 2019, selling and administrative expenses decreased by $12.4 million, or 5.5%. The decrease was primarily due to (i) a $5.2 million decrease in compensation expense, mainly driven by a decrease in commission expenses primarily related to the Print segment, (ii) a $4.8 million decrease in professional fees expense and (iii) a $1.6 million decrease in bad debt expense.

For the six months ended June 30, 2019, selling and administrative expenses decreased by $19.0 million, or 4.3%. The decrease was primarily due to (i) a $19.4 million decrease in compensation expense, mainly driven by a decrease in commission expenses primarily related to the Print segment as well as a decrease in incentive compensation expense, (ii) a $4.6 million decrease in professional fees expense and (iii) a $1.5 million decrease in marketing and communications expense, partially offset by a $7.0 million increase primarily related to the change in the Escheat Audit liability. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information regarding the Escheat Audit liability.

Depreciation and Amortization
For the three and six months ended June 30, 2019, depreciation and amortization decreased by $0.6 million and $2.2 million, respectively. The decreases were primarily attributable to replacing certain property leases, previously treated as financing arrangements (expenses included in depreciation and amortization and interest expense, net), with operating leases (expenses included in distribution expense).

Integration and Acquisition Expenses
See Note 4 of the Notes to Condensed Consolidated Financial Statements for information related to the Company's integration efforts as well as its 2018 AAC acquisition expenses.

Restructuring Charges, Net
For the three and six months ended June 30, 2019, restructuring charges, net, decreased by $4.5 million and $14.0 million, respectively. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts. The Company may continue to record restructuring charges in the future as restructuring activities progress, which may include gains or losses from the disposition of assets.

Interest Expense, Net
For the three months ended June 30, 2019, interest expense, net was flat. Higher interest rates due primarily to an increase in LIBOR were offset by a decreased average balance on the Company's ABL Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for information related to the ABL Facility.

For the six months ended June 30, 2019, interest expense, net increased by $2.1 million, or 10.8%. Higher interest rates due primarily to an increase in LIBOR were partially offset by a decreased average balance on the Company's ABL Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for information related to the ABL Facility.

Other (Income) Expense, Net
For the three months ended June 30, 2019, other (income) expense, net, was expense of $7.6 million. This was a net other expense increase of $10.5 million as compared to the same period in 2018. For the three months ended June 30, 2019, there was a $7.7 million increase in the estimated fair value of the AAC contingent consideration as compared to a reduction of $3.0 million in the same period in 2018. See Note 9 of the Notes to Condensed Consolidated Financial Statements for information related to the AAC contingent consideration.

For the six months ended June 30, 2019, other (income) expense, net, was expense of $13.8 million. This was a net other expense increase of $27.2 million as compared to the same period in 2018. For the six months ended June 30, 2019, there was a $13.1 million increase in the estimated fair value of the AAC contingent consideration as compared to a reduction of $11.3 million in the same period in 2018. The remaining expense increase was primarily driven by changes associated with the Tax Receivable Agreement. See Note 9 of the Notes to Condensed Consolidated Financial Statements for information related to the AAC contingent consideration.

Effective Tax Rate
Veritiv's effective tax rates were 5.0% and 20.3% for the three months ended June 30, 2019 and 2018, respectively. Veritiv's effective tax rates were 16.3% and 14.8% for the six months ended June 30, 2019 and 2018, respectively. The difference between the Company’s effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), tax expense for stock compensation vesting, Global Intangible Low-Taxed Income, non-deductible expenses, tax credits and the Company's income (loss) by jurisdiction.
The volatility of the Company's effective tax rate has been primarily due to both the level of pre-tax income as well as variations in the Company's income (loss) by jurisdiction. For the six months ended June 30, 2019, the Company’s provision for income taxes continued to be highly sensitive to changes in certain estimates of ordinary income (loss) or permanent items resulting in the use of an actual year-to-date effective tax rate method. The Company expects a volatile effective tax rate for the full year 2019, significantly different than the June 30, 2019 rate.  The effective tax rate may continue to vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax income and changes in amounts of non-deductible expenses, and other items that could impact the effective tax rate.

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
Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Three Months Ended June 30, 2019
Net sales	$881.5	$311.7	$528.6	$203.5	$32.9
Adjusted EBITDA	65.5	8.3	12.3	5.6	(48.4)
Adjusted EBITDA as a % of net sales	7.4%	2.7%	2.3%	2.8%	*

Three Months Ended June 30, 2018
Net sales	$887.1	$334.4	$679.1	$238.3	$33.0
Adjusted EBITDA	64.4	7.6	19.4	4.8	(50.8)
Adjusted EBITDA as a % of net sales	7.3%	2.3%	2.9%	2.0%	*

Six Months Ended June 30, 2019
Net sales	$1,726.9	$610.2	$1,082.5	$413.6	$66.5
Adjusted EBITDA	113.7	12.5	19.5	10.4	(92.4)
Adjusted EBITDA as a % of net sales	6.6%	2.0%	1.8%	2.5%	*

Six Months Ended June 30, 2018
Net sales	$1,732.3	$655.0	$1,339.9	$476.4	$69.3
Adjusted EBITDA	118.0	11.7	33.1	11.6	(99.3)
Adjusted EBITDA as a % of net sales	6.8%	1.8%	2.5%	2.4%	*
* - not meaningful
See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of loss before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

The table below presents selected data for the Packaging segment:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2019	2018	$	%	2019	2018	$	%
Net sales	$881.5	$887.1	$(5.6)	(0.6)%	$1,726.9	$1,732.3	$(5.4)	(0.3)%
Adjusted EBITDA	65.5	64.4	1.1	1.7%	113.7	118.0	(4.3)	(3.6)%
Adjusted EBITDA as a % of net sales	7.4%	7.3%			6.6%	6.8%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2019 vs. 2018	2019 vs. 2018
Volume	$(13.8)	$(11.8)
Foreign currency	(3.1)	(6.8)
Price/Mix	11.3	13.2
Total change	$(5.6)	$(5.4)

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

Net sales decreased $5.6 million, or 0.6%, as compared to the same period in 2018. The net sales decrease was primarily attributable to decreased sales of corrugated products, food packaging products and films, partially offset by increased sales of rigid packaging products.

Adjusted EBITDA increased $1.1 million, or 1.7%, as compared to the same period in 2018. The increase in Adjusted EBITDA was primarily attributable to cost of products sold decreasing at a faster rate than net sales, partially offset by (i) a $3.7 million increase in selling and administrative expenses, (ii) a $2.3 million increase in distribution expenses and (iii) a slight decline in net sales. The increase in selling and administrative expenses was primarily driven by a $3.3 million increase in personnel expenses associated with increased headcount to support the Company's Packaging growth strategy. The increase in distribution expenses was primarily due to an increase in facility rent related to replacing certain property leases, previously treated as financing arrangements (expenses included in depreciation and amortization and interest expense, net) with operating leases (expenses included in distribution expense).

Comparison of the Six Months Ended June 30, 2019 and June 30, 2018

Net sales decreased $5.4 million, or 0.3%, as compared to the same period in 2018. The net sales decrease was primarily attributable to decreased sales of corrugated products, food packaging products and films, partially offset by increased sales of rigid packaging products. Net sales were negatively impacted by the Company's non-U.S. businesses primarily due to the timing of certain customer programs.

Adjusted EBITDA decreased $4.3 million, or 3.6%, as compared to the same period in 2018. The decrease in Adjusted EBITDA was primarily attributable to (i) a $7.4 million increase in selling and administrative expenses, (ii) a $5.1 million increase in distribution expenses and (iii) a slight decline in net sales, partially offset by cost of products sold decreasing at a faster rate than net sales. The increase in selling and administrative expenses was primarily driven by a $6.4 million increase in personnel expenses associated with increased headcount to support the Company's Packaging growth strategy. The increase in distribution expenses was primarily due to an increase in facility rent related to replacing certain property leases, previously treated as financing arrangements (expenses included in depreciation and amortization and interest expense, net) with operating leases (expenses included in distribution expense).

Facility Solutions

The table below presents selected data for the Facility Solutions segment:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2019	2018	$	%	2019	2018	$	%
Net sales	$311.7	$334.4	$(22.7)	(6.8)%	$610.2	$655.0	$(44.8)	(6.8)%
Adjusted EBITDA	8.3	7.6	0.7	9.2%	12.5	11.7	0.8	6.8%
Adjusted EBITDA as a % of net sales	2.7%	2.3%			2.0%	1.8%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2019 vs. 2018	2019 vs. 2018
Volume	$(21.2)	$(40.0)
Foreign currency	(2.6)	(5.8)
Price/Mix	1.1	1.0
Total change	$(22.7)	$(44.8)

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

Net sales decreased $22.7 million, or 6.8%, as compared to the same period in 2018. The net sales decrease was primarily attributable to decreased sales of food service products, chemicals and janitorial supplies. The decrease in net sales was also due to strategic decisions to exit certain customer relationships that were not aligned with the Company's product and service capabilities.

Adjusted EBITDA increased $0.7 million, or 9.2%, as compared to the same period in 2018. The increase in Adjusted EBITDA was primarily attributable to (i) a $3.2 million decrease in distribution expenses and (ii) a $1.6 million decrease in selling and administrative expenses, partially offset by a decline in net sales. The decrease in distribution expenses was primarily driven by decreased utilization of the distribution network and was evidenced by (i) a $1.4 million decrease in freight and logistics expense primarily driven by a decrease in fuel expense and third-party freight and (ii) a $1.1 million decrease in personnel expense. The decrease in selling and administrative expenses was primarily driven by a $1.2 million decrease in personnel expense.

Comparison of the Six Months Ended June 30, 2019 and June 30, 2018

Net sales decreased $44.8 million, or 6.8%, as compared to the same period in 2018. The net sales decrease was primarily attributable to decreased sales of food service products, retail, office and school supplies and chemicals. The decrease in net sales was also due to strategic decisions to exit certain customer relationships that were not aligned with the Company's product and service capabilities.

Adjusted EBITDA increased $0.8 million, or 6.8%, as compared to the same period in 2018. The increase in Adjusted EBITDA was primarily attributable to (i) a $6.5 million decrease in distribution expenses and (ii) a $3.2 million decrease in selling and administrative expenses, partially offset by a decline in net sales. The decrease in distribution expenses was primarily driven by decreased utilization of the distribution network and was evidenced by (i) a $2.9 million decrease in freight and logistics expense primarily driven by a decrease in third-party freight and fuel expense, (ii) a $2.0 million decrease in personnel expense and (iii) a $1.6 million decrease in facilities rent and other related expenses. The decrease in selling and administrative expenses was primarily driven by a $2.1 million decrease in personnel expense.

Print

The table below presents selected data for the Print segment:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2019	2018	$	%	2019	2018	$	%
Net sales	$528.6	$679.1	$(150.5)	(22.2)%	$1,082.5	$1,339.9	$(257.4)	(19.2)%
Adjusted EBITDA	12.3	19.4	(7.1)	(36.6)%	19.5	33.1	(13.6)	(41.1)%
Adjusted EBITDA as a % of net sales	2.3%	2.9%			1.8%	2.5%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2019 vs. 2018	2019 vs. 2018
Volume	$(189.3)	$(341.2)
Foreign currency	(1.9)	(4.1)
Price/Mix	40.7	87.9
Total change	$(150.5)	$(257.4)

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

Net sales decreased $150.5 million, or 22.2%, as compared to the same period in 2018. The net sales decrease was primarily attributable to the continued secular decline in the paper industry as well as managing risk in the Print segment through strategic adjustments to the Company's customer base and product offerings, partially offset by higher market prices.

Adjusted EBITDA decreased $7.1 million, or 36.6%, as compared to the same period in 2018. The Adjusted EBITDA decrease was primarily driven by the decline in net sales and cost of products sold decreasing at a slower rate than net sales, partially offset by a $10.1 million decrease in selling and administrative expenses and a $5.6 million decrease in distribution expenses. The decrease in selling and administration expenses was primarily due to (i) a $6.1 million decrease in personnel expenses due to a decrease in commission expense driven by lower net sales and a decrease in headcount and commission expense related to the Print segment restructuring plan and (ii) a $3.5 million decrease in bad debt expense. See Note 4 of the Notes to Condensed Consolidated Financial Statements for information regarding the Print segment restructuring plan. The decrease in distribution expenses was driven by decreased utilization of the distribution network and was evidenced by (i) a $2.9 million decrease in freight and logistics expense primarily driven by a decrease in third-party freight and fuel expense and (ii) a $2.5 million decrease in personnel expenses.

Comparison of the Six Months Ended June 30, 2019 and June 30, 2018

Net sales decreased $257.4 million, or 19.2%, as compared to the same period in 2018. The net sales decrease was primarily attributable to the continued secular decline in the paper industry as well as managing risk in the Print segment through strategic adjustments to the Company's customer base and product offerings, partially offset by higher market prices.

Adjusted EBITDA decreased $13.6 million, or 41.1%, as compared to the same period in 2018. The Adjusted EBITDA decrease was primarily driven by the decline in net sales and cost of products sold decreasing at a slower rate than net sales, partially offset by a $17.7 million decrease in selling and administrative expenses and an $8.7 million decrease in distribution expenses. The decrease in selling and administration expenses was primarily due to (i) a $13.6 million decrease in personnel expenses due to a decrease in commission expense driven by lower net sales and a decrease in headcount and commission expense related to the Print segment restructuring plan and (ii) a $2.9 million decrease in bad debt expense. See Note 4 of the Notes to Condensed Consolidated Financial Statements for information regarding the Print segment restructuring plan. The decrease in distribution expenses was driven by decreased utilization of the distribution network and was evidenced by (i) a $5.3 million decrease in freight and logistics expense primarily driven by a decrease in third-party freight, transfer expenses and fuel expense and (ii) a $3.8 million decrease in personnel expenses.

Publishing

The table below presents selected data for the Publishing segment:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2019	2018	$	%	2019	2018	$	%
Net sales	$203.5	$238.3	$(34.8)	(14.6)%	$413.6	$476.4	$(62.8)	(13.2)%
Adjusted EBITDA	5.6	4.8	0.8	16.7%	10.4	11.6	(1.2)	(10.3)%
Adjusted EBITDA as a % of net sales	2.8%	2.0%			2.5%	2.4%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2019 vs. 2018	2019 vs. 2018
Volume	$(51.2)	$(102.4)
Foreign currency	—	—
Price/Mix	16.4	39.6
Total change	$(34.8)	$(62.8)

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

Net sales decreased $34.8 million, or 14.6%, as compared to the same period in 2018. The net sales decrease was primarily attributable to the continued secular decline in the paper industry, partially offset by higher market prices.

Adjusted EBITDA increased $0.8 million, or 16.7%, as compared to the same period in 2018. The Adjusted EBITDA increase was due in part to cost of products sold decreasing at a faster rate than net sales, partially offset by the decline in net sales.

Comparison of the Six Months Ended June 30, 2019 and June 30, 2018

Net sales decreased $62.8 million, or 13.2%, as compared to the same period in 2018. The net sales decrease was primarily attributable to the continued secular decline in the paper industry, partially offset by higher market prices.

Adjusted EBITDA decreased $1.2 million, or 10.3%, as compared to the same period in 2018. The Adjusted EBITDA decrease was primarily attributable to a decline in net sales, partially offset by a $1.8 million decrease in selling and administrative expenses which was primarily driven by a decrease in personnel expense, and cost of products sold decreasing at a faster rate than net sales.

Corporate & Other

The table below presents selected data for Corporate & Other:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2019	2018	$	%	2019	2018	$	%
Net sales	$32.9	$33.0	$(0.1)	(0.3)%	$66.5	$69.3	$(2.8)	(4.0)%
Adjusted EBITDA	(48.4)	(50.8)	2.4	4.7%	(92.4)	(99.3)	6.9	6.9%

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

Net sales were flat as compared to the same period in 2018.

Adjusted EBITDA increased $2.4 million, or 4.7%, primarily driven by (i) a $1.2 million decrease in selling and administrative expenses which was due mainly to a decrease in professional fees and (ii) cost of products sold decreasing at a faster rate than net sales.

Comparison of the Six Months Ended June 30, 2019 and June 30, 2018

Net sales decreased $2.8 million, or 4.0%, as compared to the same period in 2018 driven by a decrease in volume of freight brokerage services.

Adjusted EBITDA increased $6.9 million, or 6.9%, primarily driven by a $6.2 million decrease in selling and administrative expenses which was due mainly to lower incentive compensation expense.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. The following table sets forth a summary of cash flows:

	Six Months Ended June 30,
(in millions)	2019	2018
Net cash provided by (used for):
Operating activities	$182.2	$8.0
Investing activities	(14.6)	(17.5)
Financing activities	(176.0)	(0.9)
Operating Activities
Net cash provided by operating activities improved by $174.2 million as compared to the prior year primarily as a result of the combination of improvements in the changes in operating assets and liabilities, partially offset by a decline in operating results. The improvements in changes in operating assets and liabilities were primarily due to a decrease in working capital, driven by the decline in net sales and management's focus on working capital improvement, which resulted in decreases in accounts receivable and inventory, which more than offset decreases in accounts payable.

Investing Activities
Net cash used for investing activities improved by $2.9 million as compared to the prior year primarily due to lower capital expenditures in the current period.

Financing Activities
Net cash for financing activities was a higher use of cash by $175.1 million as compared to the prior year primarily due to lower net borrowings under the Company's ABL Facility, partially offset by a favorable change in book overdrafts, due to the timing of payments. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

Funding and Liquidity Strategy

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of June 30, 2019, the available additional borrowing capacity under the ABL Facility was approximately $321.3 million. As of June 30, 2019, the Company held $13.0 million in outstanding letters of credit. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At June 30, 2019, the above test was not applicable and it is not expected to be applicable in the next 12 months.

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

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of June 30, 2019, other than leases that have not yet commenced and the letters of credit under the ABL Facility (see Note 3 and Note 5 of the Notes to Condensed Consolidated Financial Statements, respectively, for additional information on these items). The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the second quarter of 2019, the Company recorded charges related to the partial withdrawal from a multi-employer pension plan. A $6.5 million charge was recorded as distribution expense as it was unrelated to the Company's restructuring efforts. Final charges for the partial withdrawal will not be known until the plan issues its final determination. The Company expects payments will occur over an approximate 20-year period.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

VERITIV CORPORATION
(Registrant)

Date:	August 6, 2019	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2019	By: /s/ Andrew E. Magley
Name: Andrew E. Magley
Title: Chief Accounting Officer
(Principal Accounting Officer)