Form 10-Q
period 2019-09-30
Veritiv Corp
filed 2019-11-05
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
or
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

The number of shares outstanding of the registrant's common stock as of October 31, 2019 was 16,099,720.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales (including sales to related party of $5.7, $6.6, $17.3 and $21.3, respectively)	$1,924.5	$2,192.5	$5,824.2	$6,465.4
Cost of products sold (including purchases from related party of $20.0, $39.3, $66.2 and $117.2, respectively) (exclusive of depreciation and amortization shown separately below)	1,550.8	1,805.8	4,726.5	5,323.8
Distribution expenses	124.9	135.0	387.3	400.1
Selling and administrative expenses	204.3	209.8	631.6	656.1
Depreciation and amortization	13.3	13.1	39.5	41.5
Integration and acquisition expenses	4.5	7.9	13.3	24.6
Restructuring charges, net	7.6	5.4	16.9	28.7
Operating income (loss)	19.1	15.5	9.1	(9.4)
Interest expense, net	8.9	11.0	30.5	30.5
Other (income) expense, net	(2.5)	(0.4)	11.3	(13.8)
Income (loss) before income taxes	12.7	4.9	(32.7)	(26.1)
Income tax expense (benefit)	7.6	3.5	0.2	(1.1)
Net income (loss)	$5.1	$1.4	$(32.9)	$(25.0)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.32	$0.09	$(2.05)	$(1.58)
Diluted earnings (loss) per share	$0.31	$0.09	$(2.05)	$(1.58)

Weighted-average shares outstanding:
Basic	16.10	15.85	16.04	15.82
Diluted	16.24	16.47	16.04	15.82

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$5.1	$1.4	$(32.9)	$(25.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.2)	2.5	1.5	(1.6)
Change in fair value of cash flow hedge, net of $(0.1), $0.1, $0.0 and $0.3 tax, respectively	(0.3)	0.2	0.0	0.3
Pension liability adjustments, net of $0.0, $0.0, $0.0 and $0.7 tax, respectively	0.0	0.0	0.1	(0.6)
Other comprehensive income (loss)	(2.5)	2.7	1.6	(1.9)
Total comprehensive income (loss)	$2.6	$4.1	$(31.3)	$(26.9)

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$59.3	$64.3
Accounts receivable, less allowances of $50.9 and $62.0, respectively	968.2	1,181.4
Related party receivable	2.8	3.2
Inventories	602.6	688.2
Other current assets	137.8	147.2
Total current assets	1,770.7	2,084.3
Property and equipment (net of accumulated depreciation and amortization of $337.3 and $320.7, respectively)	199.6	206.7
Goodwill	99.6	99.6
Other intangibles, net	53.4	57.2
Deferred income tax assets	58.3	56.5
Other non-current assets	456.1	25.4
Total assets	$2,637.7	$2,529.7
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$592.7	$641.9
Related party payable	6.5	9.3
Accrued payroll and benefits	50.8	56.5
Other accrued liabilities	223.3	134.7
Current portion of debt	9.9	6.7
Financing obligations, current portion	—	0.6
Total current liabilities	883.2	849.7
Long-term debt, net of current portion	726.2	963.6
Financing obligations, less current portion	—	23.6
Defined benefit pension obligations	20.8	21.1
Other non-current liabilities	482.9	128.6
Total liabilities	2,113.1	1,986.6
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 16.4 million and 16.2 million, respectively; shares outstanding - 16.1 million and 15.9 million, respectively	0.2	0.2
Additional paid-in capital	615.8	605.7
Accumulated (deficit) earnings	(38.7)	(8.5)
Accumulated other comprehensive loss	(39.1)	(40.7)
Treasury stock at cost - 0.3 million shares at September 30, 2019 and December 31, 2018	(13.6)	(13.6)
Total shareholders' equity	524.6	543.1
Total liabilities and shareholders' equity	$2,637.7	$2,529.7

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
Operating activities	2019	2018
Net loss	$(32.9)	$(25.0)
Depreciation and amortization	39.5	41.5
Amortization of deferred financing fees	1.9	2.0
Net losses (gains) on dispositions of property and equipment	(0.1)	(2.2)
Goodwill and long-lived asset impairment charges	—	0.2
Provision for allowance for doubtful accounts	13.8	18.5
Deferred income tax (benefit)	(2.9)	(3.2)
Stock-based compensation	12.4	15.2
Other non-cash items, net	9.9	(6.8)
Changes in operating assets and liabilities
Accounts receivable and related party receivable	193.1	(60.6)
Inventories	87.8	(17.2)
Other current assets	29.7	(26.1)
Accounts payable and related party payable	(84.8)	78.1
Accrued payroll and benefits	(5.9)	(17.5)
Other accrued liabilities	(0.4)	15.4
Other	9.4	(4.8)
Net cash provided by (used for) operating activities	270.5	7.5
Investing activities
Property and equipment additions	(22.2)	(33.7)
Proceeds from asset sales	0.3	4.1
Net cash provided by (used for) investing activities	(21.9)	(29.6)
Financing activities
Change in book overdrafts	31.4	(30.3)
Borrowings of long-term debt	5,038.3	4,058.1
Repayments of long-term debt	(5,306.1)	(3,988.4)
Payments under right-of-use finance leases and capital leases, respectively	(6.8)	(5.3)
Payments under financing obligations (including obligations to related party of $8.6 in the prior year period)	—	(9.1)
Payments under Tax Receivable Agreement	(7.8)	(9.9)
Other	(2.4)	(2.1)
Net cash provided by (used for) financing activities	(253.4)	13.0
Effect of exchange rate changes on cash	(0.2)	(0.3)
Net change in cash	(5.0)	(9.4)
Cash at beginning of period	64.3	80.3
Cash at end of period	$59.3	$70.9
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$3.1	$1.3
Cash paid for interest	28.1	28.0
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases and capital leases, respectively	$9.8	$29.8
Non-cash additions to other non-current assets for right-of-use operating leases	107.7	—

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, unaudited)

	2019
	Common Stock Issued		Additional Paid-in Capital	Accumulated (Deficit) Earnings	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	16.2	$0.2	$605.7	$(8.5)	$(40.7)	(0.3)	$(13.6)	$543.1
Net income (loss)				(26.7)				(26.7)
Other comprehensive income (loss)					2.5			2.5
Stock-based compensation			4.7					4.7
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(2.7)					(2.7)
Adoption impact - Accounting Standards Update 2016-02				2.7				2.7
Balance at March 31, 2019	16.4	0.2	607.7	(32.5)	(38.2)	(0.3)	(13.6)	523.6
Net income (loss)				(11.3)				(11.3)
Other comprehensive income (loss)					1.6			1.6
Stock-based compensation			4.3					4.3
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	0.5					0.5
Balance at June 30, 2019	16.4	0.2	612.5	(43.8)	(36.6)	(0.3)	(13.6)	518.7
Net income (loss)				5.1				5.1
Other comprehensive income (loss)					(2.5)			(2.5)
Stock-based compensation			3.4					3.4
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	(0.1)					(0.1)
Balance at September 30, 2019	16.4	$0.2	$615.8	$(38.7)	$(39.1)	(0.3)	$(13.6)	$524.6
(1) Accumulated other comprehensive loss.

	2018
	Common Stock Issued		Additional Paid-in Capital	Accumulated (Deficit) Earnings	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	16.0	$0.2	$590.2	$6.4	$(33.5)	(0.3)	$(13.6)	$549.7
Net income (loss)				(15.8)				(15.8)
Other comprehensive income (loss)					0.0			0.0
Stock-based compensation			5.6					5.6
Issuance of common stock, net of stock received for minimum tax withholdings	0.1	0.0	(1.8)					(1.8)
Adoption impact - Accounting Standards Update 2018-02				0.8	(0.8)			0.0
Balance at March 31, 2018	16.1	0.2	594.0	(8.6)	(34.3)	(0.3)	(13.6)	537.7
Net income (loss)				(10.6)				(10.6)
Other comprehensive income (loss)					(3.8)			(3.8)
Stock-based compensation			5.1					5.1
Issuance of common stock, net of stock received for minimum tax withholdings	0.1	0.0	(0.2)					(0.2)
Balance at June 30, 2018	16.2	0.2	598.9	(19.2)	(38.1)	(0.3)	(13.6)	528.2
Net income (loss)				1.4				1.4
Other comprehensive income (loss)					2.7			2.7
Stock-based compensation			4.5					4.5
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	(0.1)					(0.1)
Balance at September 30, 2018	16.2	$0.2	$603.3	$(17.8)	$(35.4)	(0.3)	$(13.6)	$536.7
(1) Accumulated other comprehensive loss.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business distributor of packaging, facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger (the "Merger") of International Paper Company's xpedx distribution solutions business ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource"). Veritiv operates from approximately 150 distribution centers primarily throughout the United States ("U.S."), Canada and Mexico.

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

Consequently, an entity's reporting for the comparative periods presented in the financial statements, in the period in which it adopts the new lease standard, will not be restated and will continue to be in accordance with prior U.S. GAAP (Topic 840, Leases). The Company adopted this ASU applying the additional transition approach.

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

2. REVENUE RECOGNITION

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") on January 1, 2018 using the modified retrospective approach for all contracts not completed as of the date of adoption, with no impact to the opening retained earnings. The Company elected to adopt certain practical expedients outlined in Topic 606. As such, Veritiv does not include sales tax in the transaction price and does recognize revenue in the amount to which it has a right to invoice the customer as it believes that amount corresponds directly with the value provided to the customer. Additionally, Veritiv utilized certain exceptions allowed under Topic 606, including: (i) not assessing whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer and (ii) not disclosing the value of unsatisfied performance obligations for contracts with an original estimated length of time to convert of one year or less.

Revenue Recognition

Veritiv applies the five-step model to assess its contracts with customers. The Company's revenue is reported as net sales and is measured as the determinable transaction price, net of any variable consideration (e.g., sales incentives and rights to return product) and any taxes collected from customers and remitted to governmental authorities.

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

As of September 30, 2019 and December 31, 2018, the Company recognized estimated inventory returns of approximately $2.2 million and $2.5 million, respectively, which are included in inventories on the Condensed Consolidated Balance Sheets. Additionally, the Company recognized customer contract liabilities related to its customer deposits for equipment sales and payments received for bill-and-hold arrangements, which are included in accounts payable on the Condensed Consolidated Balance Sheets. See the table below for a summary of the changes to the customer contract liabilities for the nine months ended September 30, 2019 and 2018:

	Customer Contract Liabilities
(in millions)	2019	2018
Balance at January 1,	$17.7	$20.5
Payments received	35.2	41.1
Revenue recognized from beginning balance	(17.7)	(18.1)
Revenue recognized from current year receipts	(22.4)	(25.4)
Balance at September 30,	$12.8	$18.1

Revenue Composition

Veritiv's revenues are primarily derived from purchase orders and rate agreements associated with (i) the delivery of standard listed products with observable standalone sale prices or (ii) transportation and warehousing services. Revenue generally consists of a single performance obligation to transfer a promised good or service and is short-term in nature. Revenues are recognized when control of the promised goods or services is transferred to Veritiv's customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Sales transactions with customers are designated free on board destination and revenue is recorded at the point in time when the product is delivered to the customer's designated location or when the customer has otherwise obtained the benefit of the goods, when title and risk of loss are transferred. Revenues from Veritiv's transportation services are recognized upon completion of the related delivery services and revenues from warehousing services are recognized over time as the storage services are provided. The Company considers handling and delivery as activities to fulfill its performance obligations. Billings for third-party freight are accounted for as net sales and handling and delivery costs are accounted for as distribution expenses.

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

Veritiv evaluated the nature of the products and services provided to its customers as well as the nature of the customer and the geographical distribution of its customer base and determined that the best representative level of disaggregated revenue is the product category basis as shown in the segment results. The Company is able to serve a wide variety of customers, from large national companies to small local customers, through its distribution network. Historically, the Company's ten largest customers have generated less than 10% of its consolidated annual net sales. Veritiv's principal markets are concentrated primarily across North America with net sales in the U.S., Canada and Mexico of approximately 90%, 8% and 1%, respectively.

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

The Company's consolidated financial results also include a "Corporate & Other" category which includes certain assets and costs not primarily attributable to any of the reportable segments. Corporate & Other also includes the Veritiv logistics solutions business which provides transportation and warehousing solutions.

See Note 13, Segment Information, for the disaggregation of revenue and other information related to the Company's reportable segments and Corporate & Other.

3. LEASES

The Company adopted Topic 842 and its related interpretations on January 1, 2019, applying the additional transition approach, available under ASU 2018-11, Leases, whereby the new lease standard is applied at the adoption date recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the reporting for the comparative periods presented in the financial statements in which the new lease standard is adopted will continue to be reported in accordance with Topic 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed for the carry-forward of historical lease classification. The Company did not elect the hindsight practical expedient in determining lease terms for existing leases and when assessing existing ROU assets for impairment. The Company does not expect the new accounting standard to have a material effect on future financial results as the adoption did not change the lease classifications of its historical operating leases. The Company's accounting for finance leases, previously reported as capital leases and financing obligations, remained unchanged except for the Company's one non-related party failed sale-leaseback. The Company determined that upon transition to Topic 842, the previously reported failed sale-leaseback financing obligation would be reported as a finance lease, and its land operating lease would now be combined with its building finance lease and reported together as one finance lease. Finance leases are reported as part of property and equipment, net and debt obligations on the Condensed Consolidated Balance Sheets. The Company elected the practical expedients permitted under Topic 842 and made accounting policy elections to (i) not include short-term leases on the balance sheets and (ii) not separate lease and non-lease components for its delivery equipment leases. The Company determines if an arrangement is a lease at lease inception and reviews lease arrangements for finance or operating lease classification at their commencement date. The Company leases certain property and equipment used for operations to limit exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment.

As of September 30, 2019, the Company operated from approximately 150 distribution centers of which approximately 140 were leased. These facilities are strategically located throughout the U.S., Canada and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions. Real estate leases generally carry lease terms of three to seven years. Delivery equipment leases generally carry lease terms of three to eight years and other non-real estate leases generally carry lease terms of three to five years. In order to value the ROU assets and related liabilities, the Company makes certain estimates and assumptions related to establishing the lease term, discount rates and variable lease payments (e.g., rent escalations tied to changes in the Consumer Price Index). The exercise of any lease renewal or asset purchase option is at the Company's sole discretion. The lease term for all of the Company's leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. Similar to a variable lease payment, certain delivery equipment leases include a provision for an amount the Company may be required to pay at the end of the lease for any residual value deficiency incurred by the lessor upon resale of the underlying asset. The Company uses the implicit rate of interest when it is available; however, as most of the Company's leases do not provide an implicit rate of interest, the Company uses its incremental borrowing rate based on information available at the lease commencement date in determining the discounted value of the lease payments. Lease expense and depreciation expense are recognized on a straight-line basis over the lease term, or for a finance lease, over the shorter of the life of the underlying asset or the lease term.

The components of lease expense were as follows:

(in millions)		Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Classification	Financial Statement Classification
Short-term lease expense(1)	Operating expenses	$1.7	$5.8

Operating lease expense(2)	Operating expenses	$29.6	$84.3

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$2.7	$7.6
Interest expense	Interest expense, net	0.6	1.6
Total finance lease expense		$3.3	$9.2

Total Lease Cost		$34.6	$99.3
(1) Short-term lease expense includes expenses related to leases with a term of one month or less.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were immaterial for the three and nine months ended September 30, 2019.

Supplemental balance sheet and other information were as follows:

(in millions, except weighted-average data)		September 30, 2019
Lease Classification	Financial Statement Classification
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$431.8

Operating lease obligations - current	Other accrued liabilities	$88.0
Operating lease obligations - non-current	Other non-current liabilities	380.3
Total operating lease obligations		$468.3

Weighted-average remaining lease term in years		6.8
Weighted-average discount rate		4.6%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$67.0

Finance lease obligations - current	Current portion of debt	$9.5
Finance lease obligations - non-current	Long-term debt, net of current portion	60.8
Total finance lease obligations		$70.3

Weighted-average remaining lease term in years		8.3
Weighted-average discount rate		3.3%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Nine Months Ended September 30, 2019
Lease Classification	Financial Statement Classification
Operating Leases:
Operating cash flows from operating leases	Operating activities	$81.3

Finance Leases:
Operating cash flows from finance leases	Operating activities	$1.6
Financing cash flows from finance leases	Financing activities	6.8

Lease Commitments

Future minimum lease payments at September 30, 2019 were as follows:

(in millions)	Finance Leases	Operating Leases(1)
2019 (excluding the nine months ended September 30, 2019)	$3.0	$27.6
2020	11.7	105.3
2021	11.1	90.2
2022	10.6	75.7
2023	9.4	55.3
2024	7.7	45.4
Thereafter	27.4	151.8
Total future minimum lease payments	80.9	551.3
Amount representing interest	(10.6)	(83.0)
Total future minimum lease payments, net of interest	$70.3	$468.3

(1) Future sublease income is not included in the above table as the amount is immaterial.

Total future minimum lease payments at September 30, 2019 for finance and operating leases, including the amount representing interest, are comprised of $553.4 million for real estate leases and $78.8 million for non-real estate leases.

At September 30, 2019, the Company had committed to additional future obligations of approximately $21 million for operating leases of real estate that have not yet commenced and therefore are not included in the table above. These leases will commence over the next six months with an average lease term of six years.

Future minimum lease payments at December 31, 2018 were as follows:

	Financing Obligation and Equipment Capital Leases	Operating Leases
(in millions)		Lease Obligations	Sublease Income	Total
2019	$9.3	$108.3	$(0.3)	$108.0
2020	9.0	98.3	(0.1)	98.2
2021	8.3	82.2	—	82.2
2022	7.9	69.3	—	69.3
2023	6.8	49.4	—	49.4
Thereafter	23.0	173.4	—	173.4
Total future minimum lease payments	64.3	580.9	(0.4)	580.5
Amount representing interest	(11.6)	—	—	—
Total future minimum lease payments, net of interest	$52.7	$580.9	$(0.4)	$580.5

4. INTEGRATION, ACQUISITION AND RESTRUCTURING CHARGES

Merger of xpedx and Unisource

The Company currently expects net costs and charges associated with achieving anticipated cost savings and other synergies from the Merger (excluding charges relating to the complete or partial withdrawal from multi-employer pension plans ("MEPP"), some of which are uncertain at this time, and including cash proceeds from sales of assets related to consolidation), to be approximately $330 million to $340 million through December 31, 2019. Included in the estimate is approximately $120 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. Through September 30, 2019, the Company has incurred approximately $317 million in costs and charges, including approximately $113 million for capital expenditures. The Company expects to substantially complete its Merger-related integration and restructuring efforts by December 31, 2019.

Integration and Acquisition Expenses

During the three and nine months ended September 30, 2019 and 2018, Veritiv incurred costs and charges related primarily to: internally dedicated integration management resources, retention compensation, information technology conversion costs, professional services and other costs to integrate its businesses.

The following table summarizes the components of integration and acquisition expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Integration management	$2.7	$4.4	$8.1	$13.3
Retention compensation	0.1	0.0	0.0	0.1
Information technology conversion costs	1.1	2.2	2.9	6.7
Legal, consulting and other professional fees	—	0.0	—	0.3
Other	0.4	0.9	1.6	2.4
All American Containers ("AAC") integration and acquisition	0.2	0.4	0.7	1.8
Total integration and acquisition expenses	$4.5	$7.9	$13.3	$24.6

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

Related to these company-wide initiatives, the Company recorded net restructuring charges of $7.6 million and $4.8 million for the three months ended September 30, 2019 and 2018, respectively, and $16.9 million and $18.5 million for the nine months ended September 30, 2019 and 2018, respectively. Costs related to exiting a branded re-distribution business were included in restructuring charges, net, on the Condensed Consolidated Statements of Operations, and totaled $5.4 million for the three and nine months ended September 30, 2019. On June 30, 2018, the related party failed sale-leaseback agreements, originally entered into with Georgia-Pacific, expired in accordance with their terms. The agreements contained provisions that required Veritiv to incur costs during the lease term related to general repairs and maintenance. Certain termination and repair costs were incurred at or near the end of the agreements' expirations. Costs related to properties that were exited as part of the restructuring plan were included in restructuring charges, net, on the Condensed Consolidated Statements of Operations, and totaled $10.4 million for the nine months ended September 30, 2018. Also, during the nine months ended September 30, 2018, the Company recognized a $2.1 million gain on the sale of a facility. As of September 30, 2019, the Company held for sale $10.1 million in assets related to these activities, which are included in other current assets on the Condensed Consolidated Balance Sheets.

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

The following table presents a summary of restructuring charges, net, related to active restructuring initiatives that were incurred during the current fiscal year, prior fiscal years and the cumulative recorded amounts since the initiatives began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other (non-cash portion)	Total
2019 (through September 30)	$6.8	$10.2	$(0.1)	$16.9
2018	3.3	22.3	(15.0)	10.6
Prior years	20.0	47.9	(22.4)	45.5
Cumulative	$30.1	$80.4	$(37.5)	$73.0

The following is a summary of the Company's restructuring liability activity for the three and nine months ended September 30, 2019 (costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals):

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2018	$4.7	$25.1	$29.8
Costs incurred	1.3	1.3	2.6
Payments	(1.0)	(3.1)	(4.1)
Balance at March 31, 2019	5.0	23.3	28.3
Costs incurred	3.2	3.7	6.9
Payments	(1.3)	(2.2)	(3.5)
Balance at June 30, 2019	6.9	24.8	31.7
Costs incurred	2.3	5.2	7.5
Payments	(1.5)	(3.5)	(5.0)
Balance at September 30, 2019	$7.7	$26.5	$34.2

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

Veritiv Restructuring Plan: Print Segment

To ensure that Veritiv is appropriately positioned to respond to the secular decline in the paper industry, the Company restructured its Print segment in 2018. The restructuring plan included initiatives within the Company's Print segment to improve the sustainability of the print business, better serve its customers' needs and work more effectively with suppliers by incorporating a more customer focused, collaborative, team-selling approach as well as better aligning its support functions.  The Company completed its efforts as of December 31, 2018 incurring costs of $10.7 million. During the three and nine months ended September 30, 2019, the Company paid $0.1 million and $1.8 million, respectively, of the Print segment restructuring liability and had a remaining balance of $0.2 million at September 30, 2019.

The following is a summary of the Company's Print restructuring liability activity for the three and nine months ended September 30, 2018:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2017	$—	$—	$—
Costs incurred	9.2	0.1	9.3
Payments	(0.7)	0.0	(0.7)
Balance at March 31, 2018	8.5	0.1	8.6
Costs incurred	0.0	0.3	0.3
Payments	(3.0)	(0.3)	(3.3)
Balance at June 30, 2018	5.5	0.1	5.6
Costs incurred	0.4	0.2	0.6
Payments	(2.3)	(0.3)	(2.6)
Balance at September 30, 2018	$3.6	$0.0	$3.6

5. DEBT AND OTHER OBLIGATIONS

The Company's debt obligations were as follows:

(in millions)	September 30, 2019	December 31, 2018
Asset-Based Lending Facility (the "ABL Facility")	$665.4	$932.1
Commercial card program	0.4	—
Finance and capital leases, respectively	70.3	38.2
Total debt	736.1	970.3
Less: current portion of debt	(9.9)	(6.7)
Long-term debt, net of current portion	$726.2	$963.6

The Company determined that, upon transition to Topic 842, the previously reported failed sale-leaseback financing obligation would be reported as a finance lease, and its land operating lease would now be combined with its building finance lease and reported together as one finance lease, which is reported as part of the debt obligations in the table above. As the Company adopted Topic 842 using an approach whereby the prior reporting periods have not been restated to reflect the new guidance, the financing obligation value of that one previously reported failed sale-leaseback is shown below as of December 31, 2018:

(in millions)	December 31, 2018
Obligations - other financing	$24.2
Less: current portion of financing obligations	(0.6)
Financing obligations, less current portion	$23.6

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2019, the available additional borrowing capacity under the ABL Facility was approximately $354.1 million. As of September 30, 2019, the Company held $12.1 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At September 30, 2019, the above test was not applicable and it is not expected to be applicable in the next 12 months.

Interest Rate Caps

The Company’s indebtedness under the ABL Facility creates interest rate risk. The Company actively monitors this risk with the objective to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in the interest rate. In July 2015, the Company entered into an interest rate cap agreement which expired on July 1, 2019; all related impacts to the Company's consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 were insignificant.

Effective September 13, 2019, the Company entered into a new interest rate cap agreement with an expiration date of September 13, 2022. The interest rate cap effectively limits the floating LIBOR-based portion of the interest rate. The notional amount of the interest rate cap covers $350.0 million of the Company’s floating-rate debt at 2.75% plus the applicable credit spread. The Company paid $0.6 million for the interest rate cap. As of September 30, 2019, the interest rate cap had a fair value that was not significant. The interest rate cap is classified within other non-current assets on the Condensed Consolidated Balance Sheets as of September 30, 2019 and amounts expected to be reclassified from AOCL into earnings within the following 12 months are not significant. The fair value was estimated using observable market-based inputs including interest rate curves and implied volatilities (Level 2). The Company designated the new interest rate cap as a cash flow hedge of exposure to changes in cash flows due to changes in the LIBOR-based portion of the interest rate above 2.75%. The Company has determined that the 2019 interest rate cap hedging relationship is effective.

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

Commercial Card Program

In May 2019, the Company entered into a commercial purchasing card agreement with a financial institution. The commercial card is used for business purpose purchasing and must be paid in-full monthly. The card currently carries a maximum credit limit of $37.5 million. At September 30, 2019, $0.4 million was outstanding on the commercial card and was classified as financing activity in our Condensed Consolidated Statements of Cash Flows.

6. INCOME TAXES

The Company has calculated the provision or benefit for income taxes during the three and nine month periods ended September 30, 2019, by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the 2018 periods presented, the Company determined that it could not reliably estimate income taxes utilizing an AETR for interim reporting periods. The 2018 AETR estimate was highly sensitive to estimates of ordinary income or loss such that minor fluctuations in these estimates could result in significant fluctuations of the Company’s AETR. Accordingly, Veritiv used its actual year-to-date effective tax rate to calculate income taxes for the three and nine months ended September 30, 2018.

The following table presents the expense (benefit) for income taxes and the effective tax rates for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Income (loss) before income taxes	$12.7	$4.9	$(32.7)	$(26.1)
Income tax expense (benefit)	7.6	3.5	0.2	(1.1)
Effective tax rate	59.8%	71.4%	(0.6)%	4.2%

The difference between the Company's effective tax rates for the three and nine months ended September 30, 2019 and 2018 and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), tax expense for stock compensation vesting, Global Intangible Low-Taxed Income, non-deductible expenses, tax credits and the Company's pre-tax book income (loss) by jurisdiction. The Company's net operating loss ("NOL" or "NOLs") carryforwards continue to be subject to Section 382 limitations. In accordance with Notice 2003-65, the Company was in a net unrealized built-in gain position at the time of the Merger. During the nine months ended September 30, 2019, the Company's five year recognition period to recognize built-in gain ended. As such, the deferred tax asset and valuation allowance representing the book basis in excess of tax basis of various assets was written-off. There was no impact to the effective tax rate.

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

The following tables summarize the financial impact of these related party transactions with Georgia-Pacific:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Sales to Georgia-Pacific, reflected in net sales	$5.7	$6.6	$17.3	$21.3
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	20.0	39.3	66.2	117.2

(in millions)	September 30, 2019	December 31, 2018
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$11.3	$17.3
Related party payable to Georgia-Pacific	6.5	9.3
Related party receivable from Georgia-Pacific	2.8	3.2

8. DEFINED BENEFIT PLANS

Veritiv does not maintain any active defined benefit plans for its non-union employees. Veritiv maintains a defined benefit pension plan in the U.S. for employees covered by certain collective bargaining agreements. Veritiv also assumed responsibility for Unisource's defined benefit plans, which include frozen cash balance accounts for certain former Unisource employees. Total net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.5	$0.0	$0.5	$0.0

Interest cost	$0.5	$0.7	$0.6	$0.7
Expected return on plan assets	(0.9)	(0.8)	(1.4)	(0.9)
Settlement loss	0.0	—	0.0	0.1
Amortization of net loss	(0.1)	0.1	—	0.0
Total other components	$(0.5)	$0.0	$(0.8)	$(0.1)
Net periodic benefit cost (credit)	$0.0	$0.0	$(0.3)	$(0.1)

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit (credit) cost:
Service cost	$1.4	$0.2	$1.5	$0.2

Interest cost	$1.6	$2.2	$1.9	$2.1
Expected return on plan assets	(2.6)	(2.7)	(4.1)	(2.9)
Settlement loss	0.0	—	0.0	0.1
Amortization of net loss	0.0	0.1	—	0.1
Total other components	$(1.0)	$(0.4)	$(2.2)	$(0.6)
Net periodic benefit (credit) cost	$0.4	$(0.2)	$(0.7)	$(0.4)

The components of net periodic benefit cost (credit) other than the service cost component are included in other (income) expense, net in the Condensed Consolidated Statements of Operations.

9. FAIR VALUE MEASUREMENTS

At September 30, 2019 and December 31, 2018, the carrying amounts of cash, receivables, payables and other components of other current assets and other accrued liabilities approximate their fair values due to the short maturity of these items. Borrowings under the ABL Facility are at variable market interest rates and, accordingly, the carrying amount approximates fair value. See Note 5, Debt and Other Obligations, for additional information regarding the Company's ABL Facility and its related interest rate caps.

The Company's liabilities disclosed at fair value at September 30, 2019 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$665.4		$665.4
TRA contingent liability	32.9			32.9
AAC contingent consideration	20.0			20.0

The Company's liabilities disclosed at fair value at December 31, 2018 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$932.1		$932.1
TRA contingent liability	38.9			38.9
AAC contingent consideration	9.4			9.4

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the TRA at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the TRA contingent liability is a Level 3 measurement, which relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company's projected revenues, taxable income and assumptions about the utilization of Unisource's NOLs, attributable to taxable periods prior to the Merger, by the Company). The amount payable under the TRA is contingent on the Company generating a certain level of taxable income prior to the expiration of the NOL carryforwards. Moreover, future trading of Company stock by significant shareholders may result in additional ownership changes as defined under Section 382 of the Internal Revenue Code, further limiting the use of Unisource's NOLs and the amount ultimately payable under the TRA. The contingent liability is remeasured at fair value at each reporting period-end with the change in fair value recognized in other (income) expense, net on the Condensed Consolidated Statements of Operations. At September 30, 2019, the Company remeasured the contingent liability using a discount rate of 3.9% (Moody's daily long-term corporate BAA bond yield). For the TRA contingent liability, there have been no transfers between the fair value measurement levels for the three and nine months ended September 30, 2019. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the three and nine months ended September 30, 2019:

(in millions)	TRA Contingent Liability
Balance at December 31, 2018	$38.9
Change in fair value adjustment recorded in other (income) expense, net	0.9
Principal payment	(7.8)
Balance at March 31, 2019	32.0
Change in fair value adjustment recorded in other (income) expense, net	0.6
Balance at June 30, 2019	32.6
Change in fair value adjustment recorded in other (income) expense, net	0.3
Balance at September 30, 2019	$32.9

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

On August 31, 2017 (the "Acquisition Date"), Veritiv completed its acquisition of 100% of the equity interests in various AAC entities. The purchase price allocation for the acquisition of AAC included $22.2 million for the estimated fair value of contingent consideration. The maximum amount payable for the contingent consideration was $50.0 million, with up to $25.0 million payable at each of the first and second anniversaries of the Acquisition Date. The Company paid $2.5 million on December 26, 2018 for contingent consideration earned as of the first anniversary of the Acquisition Date. The estimated amount payable as of the second anniversary of the Acquisition Date was calculated to be approximately $20.0 million and is expected to be paid in the fourth quarter of 2019.

The following table provides a reconciliation of the beginning and ending balance of the AAC contingent liability for the three and nine months ended September 30, 2019:

(in millions)	AAC Contingent Liability
Balance at December 31, 2018	$9.4
Change in fair value adjustment recorded in other (income) expense, net	5.4
Balance at March 31, 2019	14.8
Change in fair value adjustment recorded in other (income) expense, net	7.7
Balance at June 30, 2019	22.5
Change in fair value adjustment recorded in other (income) expense, net	(2.5)
Balance at September 30, 2019	$20.0

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

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations for the reportable periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Numerator:
Net income (loss)	$5.1	$1.4	$(32.9)	$(25.0)

Denominator:
Weighted-average number of shares outstanding – basic	16.10	15.85	16.04	15.82
Dilutive effect of stock-based awards	0.14	0.62	—	—
Weighted-average number of shares outstanding – diluted	16.24	16.47	16.04	15.82

Earnings (loss) per share:
Basic earnings (loss) per share	$0.32	$0.09	$(2.05)	$(1.58)
Diluted earnings (loss) per share	$0.31	$0.09	$(2.05)	$(1.58)

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	0.64	0.09	1.05	1.13
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.61	0.49	0.61	0.49

In accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units and/or Performance Condition Share Units vested during those periods. See the table below for information related to these transactions. Shares issued and withheld in the third quarters of 2019 and 2018 were not material:

(in millions)	2019	2018
Three months ended March 31,
Shares issued	0.3	0.2
Shares recovered for minimum tax withholding	(0.1)	(0.1)
Net shares issued	0.2	0.1

Three months ended June 30,
Shares issued	0.0	0.1
Shares recovered for minimum tax withholding	0.0	0.0
Net shares issued	0.0	0.1

The net share issuance is included on the Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2019 and 2018. For additional information related to these plans refer to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS ("AOCL")

Comprehensive income (loss) is reported in the Condensed Consolidated Statements of Comprehensive Income (Loss) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income (loss).

The following table provides the components of AOCL at September 30, 2019 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2018	$(30.3)	$(10.1)	$(0.3)	$(40.7)
Unrealized net gains (losses) arising during the period	2.4	0.0	0.0	2.4
Amounts reclassified from AOCL	—	—	0.1	0.1
Net current period other comprehensive income (loss)	2.4	0.0	0.1	2.5
Balance at March 31, 2019	(27.9)	(10.1)	(0.2)	(38.2)
Unrealized net gains (losses) arising during the period	1.3	0.1	0.0	1.4
Amounts reclassified from AOCL	—	—	0.2	0.2
Net current period other comprehensive income (loss)	1.3	0.1	0.2	1.6
Balance at June 30, 2019	(26.6)	(10.0)	—	(36.6)
Unrealized net gains (losses) arising during the period	(2.2)	—	(0.3)	(2.5)
Net current period other comprehensive income (loss)	(2.2)	—	(0.3)	(2.5)
Balance at September 30, 2019	$(28.8)	$(10.0)	$(0.3)	$(39.1)

The following table provides the components of AOCL at September 30, 2018 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2017	$(23.5)	$(9.3)	$(0.7)	$(33.5)
Unrealized net gains (losses) arising during the period	(0.2)	—	0.0	(0.2)
Amounts reclassified from AOCL	—	(0.6)	0.0	(0.6)
Net current period other comprehensive income (loss)	(0.2)	(0.6)	0.0	(0.8)
Balance at March 31, 2018	(23.7)	(9.9)	(0.7)	(34.3)
Unrealized net gains (losses) arising during the period	(3.9)	—	0.1	(3.8)
Net current period other comprehensive income (loss)	(3.9)	—	0.1	(3.8)
Balance at June 30, 2018	(27.6)	(9.9)	(0.6)	(38.1)
Unrealized net gains (losses) arising during the period	2.5	—	(0.1)	2.4
Amounts reclassified from AOCL	—	—	0.3	0.3
Net current period other comprehensive income (loss)	2.5	—	0.2	2.7
Balance at September 30, 2018	$(25.1)	$(9.9)	$(0.4)	$(35.4)

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

During the fourth quarter of 2017, the Company filed an election to convert the Delaware portion of the audit into a review under the State of Delaware's Voluntary Disclosure Agreement Program ("VDA").  Under the VDA, the Company will continue to identify source documents that support the historical treatment of the transactions at issue to determine the amount it believes is owed to Delaware.  Similarly, the Company will continue to identify source documents that support the historical treatment of the transactions under audit by the other participating states.

As of September 30, 2019 and December 31, 2018, the Company has recognized an estimated liability of approximately $16.0 million and $10.0 million, respectively, based upon the information available to date. The Company currently expects to complete the VDA and audit no later than early 2020. Due to the inherent uncertainties with respect to the ultimate outcome of these matters, any updates to this estimate of loss could have a material impact on the Company's results of operations, financial condition or cash flows.

Western Pennsylvania Teamsters and Employers Pension Fund

In April 2019, in the course of negotiations for a collective bargaining agreement, the Company negotiated a partial withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Fund"), a multi-employer pension plan.  During the second quarter of 2019, the Company recorded an estimated withdrawal liability of $6.5 million, which was unchanged as of September 30, 2019. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity. To date, Veritiv has not received a final determination letter from the Fund for the partial withdrawal. The Company expects that payments will occur over an approximate 20-year period.

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

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Three Months Ended September 30, 2019
Net sales	$871.4	$307.9	$523.0	$190.1	$1,892.4	$32.1	$1,924.5
Adjusted EBITDA	67.4	11.0	10.6	4.6	93.6	(48.6)
Depreciation and amortization	4.6	1.8	2.1	0.0	8.5	4.8	13.3
Restructuring charges, net	5.8	6.1	4.3	(8.5)	7.7	(0.1)	7.6

Three Months Ended September 30, 2018
Net sales	$899.3	$330.3	$668.2	$258.5	$2,156.3	$36.2	$2,192.5
Adjusted EBITDA	64.0	8.1	14.5	5.6	92.2	(39.5)
Depreciation and amortization	4.5	1.6	2.0	0.2	8.3	4.8	13.1
Restructuring charges, net	2.5	1.9	0.9	0.0	5.3	0.1	5.4

Nine Months Ended September 30, 2019
Net sales	$2,598.3	$918.1	$1,605.5	$603.7	$5,725.6	$98.6	$5,824.2
Adjusted EBITDA	181.1	23.5	30.1	15.0	249.7	(141.0)
Depreciation and amortization	13.8	5.3	6.3	0.4	25.8	13.7	39.5
Restructuring charges, net	8.5	7.3	6.2	(8.2)	13.8	3.1	16.9

Nine Months Ended September 30, 2018
Net sales	$2,631.6	$985.3	$2,008.1	$734.9	$6,359.9	$105.5	$6,465.4
Adjusted EBITDA	182.0	19.8	47.6	17.2	266.6	(138.8)
Depreciation and amortization	15.1	5.1	6.8	0.6	27.6	13.9	41.5
Restructuring charges, net	8.4	4.4	15.5	0.0	28.3	0.4	28.7

The table below presents a reconciliation of income (loss) before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Income (loss) before income taxes	$12.7	$4.9	$(32.7)	$(26.1)
Interest expense, net	8.9	11.0	30.5	30.5
Depreciation and amortization	13.3	13.1	39.5	41.5
Restructuring charges, net	7.6	5.4	16.9	28.7
Stock-based compensation	3.4	4.5	12.4	15.2
LIFO reserve (decrease) increase	(3.9)	4.0	(1.0)	18.4
Non-restructuring asset impairment charges	—	0.2	—	0.2
Non-restructuring severance charges	1.3	0.5	4.0	2.3
Non-restructuring pension charges, net	0.0	(0.1)	6.6	(0.8)
Integration and acquisition expenses	4.5	7.9	13.3	24.6
Fair value adjustment on TRA contingent liability	0.3	0.1	1.8	(0.3)
Fair value adjustment on contingent consideration liability	(2.5)	0.3	10.6	(11.0)
Escheat audit contingent liability	(1.0)	0.8	6.0	0.8
Other	0.4	0.1	0.8	3.8
Adjustment for Corporate & Other	48.6	39.5	141.0	138.8
Adjusted EBITDA for reportable segments	$93.6	$92.2	$249.7	$266.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report regarding the Company's future operating results, performance, business plans, prospects, guidance and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "continue," "intend," "should," "will," "would," "planned," "estimated," "potential," "goal," "outlook," "may," "predicts," "could," or the negative of such terms, or other comparable expressions, as they relate to the Company or its business, have been used to identify such forward-looking statements. All forward-looking statements reflect only the Company's current beliefs and assumptions with respect to future operating results, performance, business plans, prospects, guidance and other matters, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company's actual operating results, performance, business plans or prospects to differ materially from those expressed in, or implied by, these statements.

Factors that could cause actual results to differ materially from current expectations include risks and other factors described under "Risk Factors" in our Annual Report on Form 10-K and elsewhere in the Company's publicly available reports filed with the Securities and Exchange Commission ("SEC"), which contain a discussion of various factors that may affect the Company's business or financial results. Such risks and other factors, which in some instances are beyond the Company's control, include: the industry-wide decline in demand for paper and related products; increased competition from existing and non-traditional sources; adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets impacting our Company and our customers; foreign currency fluctuations; our ability to attract, train and retain highly qualified employees; the effects of work stoppages, union negotiations and labor disputes; the loss of any of our significant customers; changes in business conditions in our international operations; procurement and other risks in obtaining packaging, paper and facility products from our suppliers for resale to our customers; changes in prices for raw materials; increases in the cost of fuel and third-party freight and the availability of third-party freight providers; changes in trade policies and regulations; inclement weather, anti-terrorism measures and other disruptions to the transportation network; our dependence on a variety of information technology and telecommunications systems and the Internet; our reliance on third-party vendors for various services; cyber-security risks; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; regulatory changes and judicial rulings impacting our business; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; our inability to renew existing leases on acceptable terms, negotiate rent decreases or concessions and identify affordable real estate; our ability to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our pension and health care costs and participation in multi-employer pension, health and welfare plans; increasing interest rates; our ability to generate sufficient cash to service our debt; our ability to comply with the covenants contained in our debt agreements; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; changes in accounting standards and methodologies; our ability to realize the full benefit of the anticipated synergies, cost savings and growth opportunities from the merger transaction and our ability to integrate the xpedx business with the Unisource business; the possibility of incurring expenditures in excess of those currently budgeted in connection with the integration, and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.

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

The following discussion of the Company's results of operations for the three and nine months ended September 30, 2019 should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Executive Overview

Business Overview

Veritiv Corporation ("Veritiv" or the "Company") is a leading North American business-to-business distributor of packaging, facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger (the "Merger") of International Paper Company's xpedx distribution solutions business and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. Veritiv operates from approximately 150 distribution centers primarily throughout the U.S., Canada and Mexico.

Veritiv's business is organized under four reportable segments: Packaging, Facility Solutions, Print, and Publishing and Print Management ("Publishing"). This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category, which includes certain assets and costs not primarily attributable to any of the reportable segments as well as the Veritiv logistics solutions business, which provides transportation and warehousing solutions. The following summary describes the products and services offered in each of the reportable segments:

•
Packaging – The Packaging segment provides standard as well as custom and comprehensive packaging solutions for customers based in North America and in key global markets. The business is strategically focused on higher growth industries including light industrial/general manufacturing, food processing, fulfillment and internet retail, as well as niche verticals based on geographical and functional expertise. Veritiv's packaging professionals create customer value through supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting and fulfillment.

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

Seasonality

The Company's operating results are subject to seasonal influences.  Historically, the Company's higher consolidated net sales occur during the third and fourth quarters while the lowest consolidated net sales occur during the first quarter. The Packaging segment net sales tend to increase each quarter throughout the year and net sales for the first quarter are typically less than net sales for the fourth quarter of the preceding year. Production schedules for non-durable goods that build up to the holidays and peak in the fourth quarter drive this seasonal net sales pattern. Net sales for the Facility Solutions segment tend to peak in the third quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and from back-to-school activities. Within the Print and Publishing segments, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year.

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2019	2018	$	%	2019	2018	$	%
Net sales	$1,924.5	$2,192.5	$(268.0)	(12.2)%	$5,824.2	$6,465.4	$(641.2)	(9.9)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,550.8	1,805.8	(255.0)	(14.1)%	4,726.5	5,323.8	(597.3)	(11.2)%
Distribution expenses	124.9	135.0	(10.1)	(7.5)%	387.3	400.1	(12.8)	(3.2)%
Selling and administrative expenses	204.3	209.8	(5.5)	(2.6)%	631.6	656.1	(24.5)	(3.7)%
Depreciation and amortization	13.3	13.1	0.2	1.5%	39.5	41.5	(2.0)	(4.8)%
Integration and acquisition expenses	4.5	7.9	(3.4)	(43.0)%	13.3	24.6	(11.3)	(45.9)%
Restructuring charges, net	7.6	5.4	2.2	40.7%	16.9	28.7	(11.8)	(41.1)%
Operating income (loss)	19.1	15.5	3.6	23.2%	9.1	(9.4)	18.5	(196.8)%
Interest expense, net	8.9	11.0	(2.1)	(19.1)%	30.5	30.5	0.0	0.0%
Other (income) expense, net	(2.5)	(0.4)	(2.1)	*	11.3	(13.8)	25.1	(181.9)%
Income (loss) before income taxes	12.7	4.9	7.8	159.2%	(32.7)	(26.1)	(6.6)	25.3%
Income tax expense (benefit)	7.6	3.5	4.1	117.1%	0.2	(1.1)	1.3	(118.2)%
Net income (loss)	$5.1	$1.4	$3.7	264.3%	$(32.9)	$(25.0)	$(7.9)	31.6%
* - not meaningful
Net Sales
For the three and nine months ended September 30, 2019, net sales decreased in all reportable segments. Declines in the Print segment's net sales were responsible for over half of the total decline in both the three and nine month periods. See the "Segment Results" section for additional discussion.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three and nine months ended September 30, 2019, cost of products sold decreased primarily due to lower net sales.

Distribution Expenses
For the three months ended September 30, 2019, distribution expenses decreased by $10.1 million, or 7.5%. The decrease was primarily due to (i) a $7.4 million decrease in freight and logistics expense and (ii) a $3.0 million decrease in personnel expense. The decrease in freight and logistics expense was primarily driven by a decrease in third-party freight and fuel expenses. The decrease in personnel expense was primarily due to lower wages and temporary employee expenses.

For the nine months ended September 30, 2019, distribution expenses decreased by $12.8 million, or 3.2%. The decrease was primarily due to (i) a $17.2 million decrease in freight and logistics expense, primarily driven by a decrease in third-party freight and fuel expenses and (ii) a $2.9 million decrease related to replacing certain equipment leases, previously treated as operating leases (expenses included in distribution expense), with capital leases (expenses included in depreciation and amortization and interest expense, net), partially offset by a $7.5 million increase in storage expenses, primarily due to replacing certain property leases, previously treated as financing arrangements (expenses included in depreciation and amortization and interest expense, net) with operating leases. Personnel expenses were flat as lower wages and temporary employee expenses were offset by a $6.5 million charge associated with the partial withdrawal from a multi-employer pension plan in the three month period ended June 30, 2019.

Selling and Administrative Expenses
For the three months ended September 30, 2019, selling and administrative expenses decreased by $5.5 million, or 2.6%. The decrease was primarily due to (i) a $3.4 million decrease in bad debt expense and (ii) a $1.8 million decrease in compensation expense, mainly driven by a decrease in commission expenses primarily related to the Print and Publishing segments.

For the nine months ended September 30, 2019, selling and administrative expenses decreased by $24.5 million, or 3.7%. The decrease was primarily due to (i) a $21.3 million decrease in compensation expense, mainly driven by a decrease in commission expenses primarily related to the Print segment, as well as a decrease in incentive compensation expense, (ii) a $5.2 million decrease in professional fees expense and (iii) a $4.7 million decrease in bad debt expense, partially offset by a $5.2 million increase related to the Escheat Audit liability and a $2.4 million increase in casualty insurance losses. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information regarding the Escheat Audit liability.

Depreciation and Amortization
For the three and nine months ended September 30, 2019, depreciation and amortization increased by $0.2 million and decreased by $2.0 million, respectively. The decrease in the nine month period was primarily attributable to replacing certain property leases, previously treated as financing arrangements, with operating leases.

Integration and Acquisition Expenses
See Note 4 of the Notes to Condensed Consolidated Financial Statements for information related to the Company's integration efforts as well as its AAC acquisition-related expenses, which were incurred in 2018.

Restructuring Charges, Net
For the three and nine months ended September 30, 2019, restructuring charges, net, increased by $2.2 million and decreased by $11.8 million, respectively. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts. The Company may continue to record restructuring charges in the future as restructuring activities progress, which may include gains or losses from the disposition of assets.

Interest Expense, Net
For the three months ended September 30, 2019, interest expense, net, decreased by $2.1 million. The decrease was primarily due to a lower average balance on the Company's ABL Facility. For the nine months ended September 30, 2019, interest expense, net was flat as an increase in LIBOR was offset by a lower average balance on the Company's ABL Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for information related to the ABL Facility.

Other (Income) Expense, Net
For the three months ended September 30, 2019, other (income) expense, net, was income of $2.5 million. This was a net other income increase of $2.1 million as compared to the same period in 2018. For the three months ended September 30, 2019, there was a $2.5 million decrease in the estimated fair value of the AAC contingent consideration as compared to an increase of $0.3 million in the same period in 2018.

For the nine months ended September 30, 2019, other (income) expense, net, was expense of $11.3 million. This was a net other expense increase of $25.1 million as compared to the same period in 2018. For the nine months ended September 30, 2019, there was a $10.6 million increase in the estimated fair value of the AAC contingent consideration as compared to a reduction of $11.0 million in the same period in 2018. The remaining expense increase was primarily driven by changes associated with the Tax Receivable Agreement.

See Note 9 of the Notes to Condensed Consolidated Financial Statements for information related to the AAC contingent consideration.

Effective Tax Rate
Veritiv's effective tax rates were 59.8% and 71.4% for the three months ended September 30, 2019 and 2018, respectively. Veritiv's effective tax rates were (0.6)% and 4.2% for the nine months ended September 30, 2019 and 2018, respectively. The difference between the Company's effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), tax expense for stock compensation vesting, Global Intangible Low-Taxed Income, non-deductible expenses, tax credits and the Company's pre-tax book income (loss) by jurisdiction.
The volatility of the Company's effective tax rate has been primarily due to both the level of pre-tax book income (loss) as well as variations in the Company's income (loss) by jurisdiction. For the three and nine months ended September 30, 2019, the Company's provision for income taxes was calculated by applying an estimate of the annual effective tax rate (AETR) to pre-tax book income. For the three and nine months ended September 30, 2018, the Company determined it could not reliably estimate income taxes utilizing an AETR for interim reporting. The 2018 AETR estimate was highly sensitive to estimates of ordinary income or loss resulting in the use of an actual year-to-date effective tax rate method. The Company expects continued volatility of the effective tax rate for the foreseeable future due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax book income (loss) by jurisdiction, potential deferred tax valuation allowance increases in certain jurisdictions, changes in amounts of non-deductible expenses, and other items that could impact the effective tax rate.

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
Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of Veritiv's results as reported under U.S. GAAP. For example, Adjusted EBITDA:

•	Does not reflect the Company's income tax expenses or the cash requirements to pay its taxes; and

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
Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Three Months Ended September 30, 2019
Net sales	$871.4	$307.9	$523.0	$190.1	$32.1
Adjusted EBITDA	67.4	11.0	10.6	4.6	(48.6)
Adjusted EBITDA as a % of net sales	7.7%	3.6%	2.0%	2.4%	*

Three Months Ended September 30, 2018
Net sales	$899.3	$330.3	$668.2	$258.5	$36.2
Adjusted EBITDA	64.0	8.1	14.5	5.6	(39.5)
Adjusted EBITDA as a % of net sales	7.1%	2.5%	2.2%	2.2%	*

Nine Months Ended September 30, 2019
Net sales	$2,598.3	$918.1	$1,605.5	$603.7	$98.6
Adjusted EBITDA	181.1	23.5	30.1	15.0	(141.0)
Adjusted EBITDA as a % of net sales	7.0%	2.6%	1.9%	2.5%	*

Nine Months Ended September 30, 2018
Net sales	$2,631.6	$985.3	$2,008.1	$734.9	$105.5
Adjusted EBITDA	182.0	19.8	47.6	17.2	(138.8)
Adjusted EBITDA as a % of net sales	6.9%	2.0%	2.4%	2.3%	*
* - not meaningful
See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of income (loss) before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

The table below presents selected data for the Packaging segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2019	2018	$	%	2019	2018	$	%
Net sales	$871.4	$899.3	$(27.9)	(3.1)%	$2,598.3	$2,631.6	$(33.3)	(1.3)%
Adjusted EBITDA	67.4	64.0	3.4	5.3%	181.1	182.0	(0.9)	(0.5)%
Adjusted EBITDA as a % of net sales	7.7%	7.1%			7.0%	6.9%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2019 vs. 2018	2019 vs. 2018
Volume	$(45.7)	$(57.5)
Foreign currency	(1.2)	(8.0)
Price/Mix	19.0	32.2
Total change	$(27.9)	$(33.3)

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

Net sales decreased $27.9 million, or 3.1%, as compared to the same period in 2018. The net sales decrease was primarily attributable to decreased sales of films, equipment and parts and ancillary packaging.

Adjusted EBITDA increased $3.4 million, or 5.3%, as compared to the same period in 2018. The increase in Adjusted EBITDA was primarily attributable to cost of products sold decreasing at a faster rate than net sales, partially offset by (i) a decline in net sales and (ii) a $5.1 million increase in selling and administrative expenses. The increase in selling and administrative expenses was primarily driven by (i) a $3.2 million increase in personnel expenses associated with increased headcount to support the Company's Packaging growth strategy and (ii) a $1.0 million increase in bad debt expense.

Comparison of the Nine Months Ended September 30, 2019 and September 30, 2018

Net sales decreased $33.3 million, or 1.3%, as compared to the same period in 2018. The net sales decrease was primarily attributable to decreased sales of films and corrugated products, partially offset by increased sales of rigid packaging products.

Adjusted EBITDA decreased $0.9 million, or 0.5%, as compared to the same period in 2018. The decrease in Adjusted EBITDA was primarily attributable to (i) a $12.5 million increase in selling and administrative expenses, (ii) a $5.9 million increase in distribution expenses and (iii) a decline in net sales, partially offset by cost of products sold decreasing at a faster rate than net sales. The increase in selling and administrative expenses was primarily driven by (i) a $9.5 million increase in personnel expenses associated with increased headcount to support the Company's Packaging growth strategy and (ii) a $1.9 million increase in bad debt expense. The increase in distribution expenses was primarily due to an increase in facility rent related to replacing certain property leases, previously treated as financing arrangements (expenses included in depreciation and amortization and interest expense, net) with operating leases (expenses included in distribution expense).

Facility Solutions

The table below presents selected data for the Facility Solutions segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2019	2018	$	%	2019	2018	$	%
Net sales	$307.9	$330.3	$(22.4)	(6.8)%	$918.1	$985.3	$(67.2)	(6.8)%
Adjusted EBITDA	11.0	8.1	2.9	35.8%	23.5	19.8	3.7	18.7%
Adjusted EBITDA as a % of net sales	3.6%	2.5%			2.6%	2.0%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2019 vs. 2018	2019 vs. 2018
Volume	$(24.1)	$(64.1)
Foreign currency	(0.7)	(6.5)
Price/Mix	2.4	3.4
Total change	$(22.4)	$(67.2)

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

Net sales decreased $22.4 million, or 6.8%, as compared to the same period in 2018. The net sales decrease was primarily attributable to decreased sales of food service products, towels and tissues, and retail, office and school supplies. The decrease in net sales was also due to strategic decisions to exit certain customer relationships that were not aligned with the Company's product and service capabilities. During the three months ended September 30, 2019 the Company began exiting a branded re-distribution business. Net sales associated with this business have historically been approximately 12% of the Facility Solutions segment.

Adjusted EBITDA increased $2.9 million, or 35.8%, as compared to the same period in 2018. The increase in Adjusted EBITDA was primarily attributable to (i) a $4.1 million decrease in distribution expenses, (ii) a $1.7 million decrease in selling and administrative expenses and (iii) cost of products sold decreasing at a faster rate than net sales, partially offset by a decline in net sales. The decrease in distribution expenses was primarily driven by (i) a $2.2 million decrease in freight and logistics expense, primarily driven by a decrease in third-party freight and fuel expenses and (ii) a $1.0 million decrease in personnel expenses. The decrease in selling and administrative expenses was primarily driven by a $2.0 million decrease in personnel expenses.

Comparison of the Nine Months Ended September 30, 2019 and September 30, 2018

Net sales decreased $67.2 million, or 6.8%, as compared to the same period in 2018. The net sales decrease was primarily attributable to decreased sales of food service products, retail, office and school supplies and chemicals. The decrease in net sales was also due to strategic decisions to exit certain customer relationships that were not aligned with the Company's product and service capabilities.

Adjusted EBITDA increased $3.7 million, or 18.7%, as compared to the same period in 2018. The increase in Adjusted EBITDA was primarily attributable to (i) a $10.6 million decrease in distribution expenses, (ii) a $5.0 million decrease in selling and administrative expenses and (iii) cost of products sold decreasing at a faster rate than net sales, partially offset by a decline in net sales. The decrease in distribution expenses was primarily driven by (i) a $5.0 million decrease in freight and logistics expense, primarily driven by a decrease in third-party freight and fuel expenses, (ii) a $3.1 million decrease in personnel expenses and (iii) a $2.2 million decrease in facilities rent and other related expenses. The decrease in selling and administrative expenses was primarily driven by a $4.1 million decrease in personnel expenses.

Print

The table below presents selected data for the Print segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2019	2018	$	%	2019	2018	$	%
Net sales	$523.0	$668.2	$(145.2)	(21.7)%	$1,605.5	$2,008.1	$(402.6)	(20.0)%
Adjusted EBITDA	10.6	14.5	(3.9)	(26.9)%	30.1	47.6	(17.5)	(36.8)%
Adjusted EBITDA as a % of net sales	2.0%	2.2%			1.9%	2.4%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2019 vs. 2018	2019 vs. 2018
Volume	$(165.2)	$(506.4)
Foreign currency	(0.6)	(4.7)
Price/Mix	20.6	108.5
Total change	$(145.2)	$(402.6)

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

Net sales decreased $145.2 million, or 21.7%, as compared to the same period in 2018. The net sales decrease was primarily attributable to the continued secular decline in the paper industry as well as managing risk in the Print segment through strategic adjustments to the Company's customer base and product offerings, partially offset by higher market prices.

Adjusted EBITDA decreased $3.9 million, or 26.9%, as compared to the same period in 2018. The Adjusted EBITDA decrease was primarily driven by the decline in net sales and cost of products sold decreasing at a slower rate than net sales, partially offset by (i) an $11.4 million decrease in selling and administrative expenses and (ii) a $7.6 million decrease in distribution expenses. The decrease in selling and administration expenses was primarily due to (i) a $6.7 million decrease in personnel expenses due to a decrease in commission expense driven by lower net sales and a decrease in headcount and commission expense related to the Print segment restructuring plan and (ii) a $4.5 million decrease in bad debt expense. The decrease in distribution expenses was driven by (i) a $3.7 million decrease in freight and logistics expense, primarily driven by a decrease in third-party freight and fuel expenses and (ii) a $2.9 million decrease in personnel expenses.

Comparison of the Nine Months Ended September 30, 2019 and September 30, 2018

Net sales decreased $402.6 million, or 20.0%, as compared to the same period in 2018. The net sales decrease was primarily attributable to the continued secular decline in the paper industry as well as managing risk in the Print segment through strategic adjustments to the Company's customer base and product offerings, partially offset by higher market prices.

Adjusted EBITDA decreased $17.5 million, or 36.8%, as compared to the same period in 2018. The Adjusted EBITDA decrease was primarily driven by the decline in net sales and cost of products sold decreasing at a slower rate than net sales, partially offset by (i) a $29.0 million decrease in selling and administrative expenses and (ii) a $16.3 million decrease in distribution expenses. The decrease in selling and administration expenses was primarily due to (i) a $20.4 million decrease in personnel expenses due to a decrease in commission expense driven by lower net sales and a decrease in headcount and commission expense related to the Print segment restructuring plan and (ii) a $7.4 million decrease in bad debt expense. The decrease in distribution expenses was driven by (i) an $8.9 million decrease in freight and logistics expense, primarily driven by a decrease in third-party freight and fuel expenses and (ii) a $6.7 million decrease in personnel expenses.

See Note 4 of the Notes to Condensed Consolidated Financial Statements for information regarding the 2018 Print segment restructuring plan.

Publishing

The table below presents selected data for the Publishing segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2019	2018	$	%	2019	2018	$	%
Net sales	$190.1	$258.5	$(68.4)	(26.5)%	$603.7	$734.9	$(131.2)	(17.9)%
Adjusted EBITDA	4.6	5.6	(1.0)	(17.9)%	15.0	17.2	(2.2)	(12.8)%
Adjusted EBITDA as a % of net sales	2.4%	2.2%			2.5%	2.3%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2019 vs. 2018	2019 vs. 2018
Volume	$(76.5)	$(178.9)
Foreign currency	—	—
Price/Mix	8.1	47.7
Total change	$(68.4)	$(131.2)

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

Net sales decreased $68.4 million, or 26.5%, as compared to the same period in 2018. The net sales decrease was primarily attributable to the continued secular decline in the paper industry as well as managing risk in the Publishing segment through strategic adjustments to the Company's customer base, partially offset by higher market prices.

Adjusted EBITDA decreased $1.0 million, or 17.9%, as compared to the same period in 2018. The Adjusted EBITDA decrease was primarily attributable to the decline in net sales, partially offset by cost of products sold decreasing at a faster rate than net sales and a $1.2 million decrease in selling and administrative expenses, which was primarily driven by a decrease in personnel expenses.

Comparison of the Nine Months Ended September 30, 2019 and September 30, 2018

Net sales decreased $131.2 million, or 17.9%, as compared to the same period in 2018. The net sales decrease was primarily attributable to the continued secular decline in the paper industry as well as managing risk in the Publishing segment through strategic adjustments to the Company's customer base, partially offset by higher market prices.

Adjusted EBITDA decreased $2.2 million, or 12.8%, as compared to the same period in 2018. The Adjusted EBITDA decrease was primarily attributable to the decline in net sales, partially offset by a $3.0 million decrease in selling and administrative expenses, which was primarily driven by a decrease in personnel expenses, and cost of products sold decreasing at a faster rate than net sales.

Corporate & Other

The table below presents selected data for Corporate & Other:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2019	2018	$	%	2019	2018	$	%
Net sales	$32.1	$36.2	$(4.1)	(11.3)%	$98.6	$105.5	$(6.9)	(6.5)%
Adjusted EBITDA	(48.6)	(39.5)	(9.1)	(23.0)%	(141.0)	(138.8)	(2.2)	(1.6)%

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

Net sales decreased $4.1 million, or 11.3%, as compared to the same period in 2018, driven by a decrease in volume of freight brokerage services.

Adjusted EBITDA decreased $9.1 million, or 23.0%, primarily driven by (i) a $6.1 million increase in selling and administrative expenses, which was primarily attributable to higher incentive compensation expense and (ii) cost of products sold decreasing at a slower rate than net sales.

Comparison of the Nine Months Ended September 30, 2019 and September 30, 2018

Net sales decreased $6.9 million, or 6.5%, as compared to the same period in 2018, driven by a decrease in volume of freight brokerage services.

Adjusted EBITDA decreased $2.2 million, or 1.6%, primarily driven by casualty insurance losses.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

The following table sets forth a summary of cash flows:

	Nine Months Ended September 30,
(in millions)	2019	2018
Net cash provided by (used for):
Operating activities	$270.5	$7.5
Investing activities	(21.9)	(29.6)
Financing activities	(253.4)	13.0
Operating Activities
Net cash provided by operating activities improved by $263.0 million as compared to the prior year, primarily as a result of the combination of improvements in the changes in operating assets and liabilities. The improvements in changes in operating assets and liabilities were primarily due to a decrease in working capital, driven by the decline in net sales and management's focus on working capital improvement, which resulted in decreases in accounts receivable and inventory, which more than offset decreases in accounts payable.

Investing Activities
Net cash used for investing activities improved by $7.7 million as compared to the prior year, primarily due to lower capital expenditures in the current period.

Financing Activities
Net cash for financing activities was a higher use of cash by $266.4 million as compared to the prior year, primarily due to lower net borrowings under the Company's ABL Facility, partially offset by a favorable change in book overdrafts, due to the timing of payments.

Funding and Liquidity Strategy

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2019, the available additional borrowing capacity under the ABL Facility was approximately $354.1 million. As of September 30, 2019, the Company held $12.1 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At September 30, 2019, the above test was not applicable and it is not expected to be applicable in the next 12 months.

Veritiv's ability to fund its capital needs will depend on its ongoing ability to generate cash from operations, borrowings under the ABL Facility and funds received from capital market offerings. If Veritiv's cash flows from operating activities are lower than expected, the Company will need to borrow under the ABL Facility and may need to incur additional debt or issue additional equity. Although management believes that the arrangements currently in place will permit Veritiv to finance its operations on acceptable terms and conditions, the Company's access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy.

Veritiv's management expects that the Company's primary future cash needs will be for working capital, capital expenditures, contractual commitments and strategic investments. Additionally, management expects that cash provided by operating activities and available capacity under the ABL Facility will provide sufficient funds to operate the business and meet other liquidity needs.

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of September 30, 2019, other than leases that have not yet commenced and the letters of credit under the ABL Facility (see Note 3 and Note 5 of the Notes to Condensed Consolidated Financial Statements, respectively, for additional information on these items). The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITIV CORPORATION
(Registrant)

Date:	November 5, 2019	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2019	By: /s/ Andrew E. Magley
Name: Andrew E. Magley
Title: Chief Accounting Officer
(Principal Accounting Officer)