Form 10-K
period 2019-12-31
Veritiv Corp
filed 2020-02-27
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission file number 001-36479

VERITIV CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		46-3234977
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

1000 Abernathy Road NE
Building 400, Suite 1700
Atlanta,	Georgia	30328
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:		(770)	391-8200

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	VRTV	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 28, 2019, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on June 28, 2019, was $252,985,175. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers (as defined in Rule 3b-7 under the Exchange Act) and UWW Holdings, LLC are the affiliates of the registrant.
The number of shares outstanding of the registrant's common stock as of February 21, 2020 was 16,149,748.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements contained in this report regarding the Company's future operating results, performance, business plans, prospects, guidance and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "continue," "intend," "should," "will," "would," "planned," "estimated," "potential," "goal," "outlook," "may," "predicts," "could," or the negative of such terms, or other comparable expressions, as they relate to the Company or its business, have been used to identify such forward-looking statements. All forward-looking statements reflect only the Company's current beliefs and assumptions with respect to future operating results, performance, business plans, prospects, guidance and other matters, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company's actual operating results, performance, business plans, prospects or guidance to differ materially from those expressed in, or implied by, these statements.

Factors that could cause actual results to differ materially from current expectations include risks and other factors described under "Risk Factors" in this report and elsewhere in the Company's publicly available reports filed with the Securities and Exchange Commission ("SEC"), which contain a discussion of various factors that may affect the Company's business or financial results. Such risks and other factors, which in some instances are beyond the Company's control, include: the industry-wide decline in demand for paper and related products; increased competition from existing and non-traditional sources; adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets impacting our Company and our customers; foreign currency fluctuations; our ability to attract, train and retain highly qualified employees; the effects of work stoppages, union negotiations and labor disputes; the loss of any of our significant customers; changes in business conditions in our international operations; procurement and other risks in obtaining packaging, facility products and paper from our suppliers for resale to our customers; changes in prices for raw materials; increases in the cost of fuel and third-party freight and the availability of third-party freight providers; changes in trade policies and regulations; inclement weather, widespread outbreak of an illness or responses thereto, anti-terrorism measures and other disruptions to our supply chain, distribution system and operations; our dependence on a variety of information technology and telecommunications systems and the Internet; our reliance on third-party vendors for various services; cyber-security risks; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; regulatory changes and judicial rulings impacting our business; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; our ability to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our pension and health care costs and participation in multi-employer pension, health and welfare plans; increasing interest rates; our ability to generate sufficient cash to service our debt; our ability to comply with the covenants contained in our debt agreements; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; changes in accounting standards and methodologies, and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.

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
We operate from approximately 150 distribution centers primarily throughout the United States ("U.S."), Canada and Mexico, serving customers across a broad range of industries. These customers include courier delivery service companies, manufacturers, higher education institutions, healthcare facilities, sporting and performance arenas, government agencies, property managers and building service contractors, data centers, printers and publishers.
Veritiv's business is organized under four reportable segments: Packaging, Facility Solutions, Print, and Publishing and Print Management ("Publishing"). This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as our Veritiv logistics solutions business which provides transportation and warehousing solutions. The following summary describes the products and services offered in each of the reportable segments:
•Packaging – The Packaging segment provides standard as well as custom and comprehensive packaging solutions for customers based in North America and in key global markets. The business is strategically focused on higher growth industries including light industrial/general manufacturing, food processing, fulfillment and internet retail, as well as niche verticals based on geographical and functional expertise. Veritiv's packaging professionals create customer value through supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting and fulfillment.

•Facility Solutions – The Facility Solutions segment sources and sells cleaning, break-room and other supplies such as towels, tissues, wipers and dispensers, can liners, commercial cleaning chemicals, soaps and sanitizers, sanitary maintenance supplies and equipment, safety and hazard supplies, and shampoos and amenities primarily in North America. Veritiv is a leading distributor in the Facility Solutions segment. Through this segment we manage a world class network of leading suppliers in most facilities solutions categories. Additionally, we offer total cost of ownership solutions with re-merchandising, budgeting and compliance reporting, inventory management, and a sales-force trained to bring leading vertical expertise to the major North American geographies.

•Print – The Print segment sells and distributes commercial printing, writing, copying, digital, specialty products, graphics consumables and graphics equipment primarily in North America. This segment also includes customized paper conversion services of commercial printing paper for distribution to document centers and form printers. Our broad geographic platform of operations coupled with the breadth of paper and graphics products, including our exclusive private brand offerings, provides a foundation to service national, regional and local customers across North America.

•Publishing – The Publishing segment sells and distributes coated and uncoated commercial printing papers to publishers, retailers, converters, printers and specialty businesses for use in magazines, catalogs, books, directories, gaming, couponing, retail inserts and direct mail primarily in the U.S. This segment also provides print management, procurement and supply chain management solutions to simplify paper and print procurement processes for our customers.

The table below summarizes net sales for each of the above reportable segments, as well as the Corporate & Other category, as a percentage of consolidated net sales:

	Year Ended December 31,
	2019	2018	2017
Packaging	45%	41%	38%
Facility Solutions	15%	15%	16%
Print	28%	31%	33%
Publishing	10%	12%	11%
Corporate & Other	2%	1%	2%
Total	100%	100%	100%

Additional financial information regarding our reportable business segments and certain geographic information is included in Item 7 of this report and in Note 17 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Our History

Veritiv was established in 2014, following the spin-off of International Paper Company's ("International Paper") xpedx distribution solutions business ("xpedx") and the merger (the "Merger") of xpedx with UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource"). Following the Merger, Veritiv's common stock began regular-way trading on the New York Stock Exchange on July 2, 2014 under the ticker symbol "VRTV".

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

On August 31, 2017, Veritiv completed its acquisition of 100% of the equity interests in various All American Containers entities (collectively, "AAC"), a family owned and operated distributor of rigid packaging products, including plastic, glass and metal containers, caps, closures and plastic pouches. The acquisition of AAC aligns with the Company's strategy of investing in higher growth and higher margin segments of the business. Through the acquisition, Veritiv gained expertise in rigid plastic, glass and metal packaging that complements its portfolio of packaging products and services. This acquisition also provided Veritiv with additional marketing, selling and distribution channels into the growing U.S. rigid packaging market. The rigid packaging market's primary product categories include paperboard, plastics, metals and glass.
Products and Services

Veritiv distributes well-known national and regional brand products as well as products marketed under its own private label brands. Products under the Company's private label brands are manufactured by third-party suppliers in accordance with specifications established by the Company. Our portfolio of private label products includes:

•Packaging products under the TUFflex brand, which include stretch film, mailers, shrink film, carton sealing tape, and other specialty tapes;
•Foodservice disposable products, cleaning chemicals, towels and tissues, can liners, sanitary maintenance supplies and a wide range of facility supplies products under the Reliable and Spring Grove brands; and
•Coated and uncoated papers, coated board and cut size under the Endurance, nordic+, Econosource, Starbrite Opaque Select and other brands.

The table below summarizes sales of products sold under private label brands as a percentage of the respective reportable segment's or total Company's net sales for the periods shown:

	Year Ended December 31,
	2019	2018	2017
Packaging	6%	6%	6%
Facility Solutions	9%	9%	8%
Print	19%	19%	20%
Total Company	9%	10%	10%

Customers

We serve customers across a broad range of industries, through a variety of means ranging from multi-year sales agreements to transactional sales. The Company has valuable, multi-year, sales agreements with many of its largest customers that set forth the terms and conditions of sale including product pricing. We enter into incentive agreements with certain of our largest customers, which are generally based on sales to these customers. The Company's customers are generally not required to purchase any minimum amount of products under these agreements and can place orders on an individual purchase order basis. For the years ended December 31, 2019, 2018 and 2017, no single customer accounted for more than 5% of the Company's consolidated net sales.

Suppliers

We purchase our products from thousands of suppliers, both domestic and international, across different business segments. Although varying by segment, the Company's suppliers consist generally of large corporations selling brand name and private label products and, to a more limited extent, independent regional and private label suppliers. Suppliers are selected based on customer demand for the product and a supplier's total service, cost and product quality offering.

Our sourcing organization supports the purchasing of well-known national and regional brand products as well as products marketed under our own private label brands from key national suppliers in the packaging, facility solutions and print industries. The Publishing segment primarily operates as a direct ship business aligned with the Company's core supplier strategy. In addition, under the guidance and oversight of the sourcing team, our merchandising personnel located within individual distribution centers source products not available within our core offering in order to meet specialized customer needs.

The product sourcing program is designed to ensure that the Company is able to offer consistent product selections and market competitive pricing across the enterprise while maintaining the ability to service localized market requirements. Our procurement program is also focused on replenishment which includes purchase order placement and controlling the total cost of inventory by proactively managing the number of days inventory on hand, negotiating favorable payment terms and maintaining vendor-owned and vendor-managed programs. As one of the largest purchasers of packaging, facility supplies, and paper and graphics products, we can qualify for volume allowances with some suppliers and can realize significant economies of scale. During the year ended December 31, 2019, approximately 35% of our purchases were made from ten suppliers.

Competition

The packaging, facility solutions, paper and publishing distribution industry is highly competitive, with numerous regional and local competitors, and is a mature industry characterized by slowing growth or, in the case of paper, declining demand. The Company's principal competitors include national, regional and local distributors, national and regional manufacturers, independent brokers and both catalog-based and online business-to-business suppliers. Most of these competitors generally offer a wide range of products at prices comparable to those Veritiv offers, though at varying service levels. Additionally, new competition could arise from non-traditional sources, group purchasing organizations, e-commerce, discount wholesalers or consolidation among competitors. Veritiv believes it offers the full range of services required to effectively compete, but if new competitive sources appear, it may result in margin erosion or make it more difficult to attract and retain customers.

The following summary briefly describes the key competitive landscape for each of Veritiv's reportable segments:

•Packaging – The packaging market is fragmented and consists of competition from national and regional packaging distributors, national and regional manufacturers of packaging materials, independent brokers and both catalog-based and online business-to-business suppliers. Veritiv believes there are few national packaging distributors with substrate neutral design capabilities similar to the Company's capabilities.

•Facility Solutions – There are few national, but numerous regional and local distributors of facility supply solutions. Several groups of distributors have created strategic alliances among multiple distributors to provide broader geographic coverage for larger customers. Other key competitors include the business-to-business divisions of big box stores, purchasing group affiliates and both catalog-based and online business-to-business suppliers.

•Print – Industry sources estimate that there are hundreds of regional and local companies engaged in the marketing and distribution of paper and graphics products. While the Company believes there are few national distributors of paper and graphics products similar to Veritiv, several regional and local distributors have cooperated together to serve customers nationally. The Company's customers also have the opportunity to purchase products directly from paper and graphics manufacturers. In addition, competitors include regional and local specialty distributors, office supply and big box stores, online business-to-business suppliers, independent brokers and large commercial printers that broker the sale of paper in connection with the sale of their printing services.

•Publishing – The publishing market is serviced by printers, paper brokers and distributors. The Company's customers also have the opportunity to purchase paper directly from paper manufacturers. The market consists primarily of magazine and book publishers, cataloguers, direct mailers and retail customers using catalog, insert and direct mail as a method of advertising.

We believe that our competitive advantages include approximately 1,500 sales and marketing professionals and the breadth of our selection of quality products, including high-quality private brands. The breadth of products distributed and services offered, the diversity of the types of customers served, and our broad geographic footprint in the U.S., Canada and Mexico buffer the impact of regional economic declines while also providing a network to readily serve national accounts.

Distribution and Logistics

Timely and accurate delivery of a customer's order, on a consistent basis, are important criteria in a customer's decision to purchase products and services from Veritiv. Delivery of products is provided through two primary channels, either from the Company's warehouses or directly from the manufacturer. Our distribution centers offer a range of delivery options depending on the customer's needs and preferences, and the strategic placement of the distribution centers also allows for delivery of special or "rush" orders to many customers.

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

Employees

As of December 31, 2019, Veritiv had approximately 8,000 employees worldwide, of which approximately 9% were in collective bargaining units. Labor contract negotiations are handled on an individual basis by a team of Veritiv Human Resources and operations personnel with legal support. Approximately 33% of the Company's unionized employees have collective bargaining agreements that expire during 2020. We currently expect that we will be able to renegotiate such agreements on satisfactory terms. We consider labor relations to be good.

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

We are also subject to regulation by numerous U.S., Canadian and Mexican federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers. Although we are subject to other U.S., Canadian and Mexican federal, state and local provisions relating to the protection of the environment and the discharge or destruction of materials, these provisions do not materially impact the use or operation of the Company's facilities. Compliance with these laws has not had, and is not anticipated to have, a material effect on Veritiv's capital expenditures, earnings or competitive position.

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

Seasonality

The Company's operating results are subject to seasonal influences.  Historically, our higher consolidated net sales have occurred during the third and fourth quarters while our lowest consolidated net sales occurred during the first quarter. The Packaging segment net sales have traditionally increased each quarter throughout the year and net sales for the first quarter have typically been less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that build up to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment have traditionally peaked in the third quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and from back-to-school activities. Within the Print and Publishing segments, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year.
Information About Our Executive Officers

The following table sets forth certain information concerning the individuals who serve as executive officers of the Company as of February 27, 2020.

Name	Age	Position
Mary A. Laschinger	59	Chairman and Chief Executive Officer
Stephen J. Smith	56	Senior Vice President and Chief Financial Officer
Salvatore A. Abbate	51	Chief Operating Officer
Dean A. Adelman	54	Senior Vice President and Chief Human Resources Officer
Mark W. Hianik	59	Senior Vice President, General Counsel and Corporate Secretary
Adam W. Noble	54	Senior Vice President and Chief Information Officer
Tracy L. Pearson	49	Senior Vice President Supply Chain Operations
Daniel J. Watkoske	51	Senior Vice President Print

The following descriptions of the business experience of our executive officers include the principal positions held by them since February 2015.

Mary A. Laschinger has served as Chairman and Chief Executive Officer of the Company since July 2014. Previously, Ms. Laschinger served as Senior Vice President of International Paper Company, a global packaging and paper manufacturing company, from 2007 to July 2014 and as President of its xpedx distribution business from January 2010 to July 2014. Ms. Laschinger previously served as President of International Paper's Europe, Middle East, Africa and Russia business, Vice President and General Manager of International Paper's Wood Products and Pulp businesses and in other senior management roles at International Paper in sales, marketing, manufacturing and supply chain. Ms. Laschinger joined International Paper in 1992. Prior to joining International Paper, Ms. Laschinger held various positions in sales, marketing and supply chain at James River Corporation and Kimberly-Clark Corporation. Ms. Laschinger has significant knowledge and executive management experience running domestic and international manufacturing and distribution businesses as well as a deep understanding of Veritiv and the industry in which it operates. Ms. Laschinger also serves as a director of Kellogg Company and the Federal Reserve Bank of Atlanta.

Stephen J. Smith has served as Senior Vice President and Chief Financial Officer of the Company since March 2014. Previously, Mr. Smith served as Senior Vice President and Chief Financial Officer of American Greetings Corporation, a global greeting card company, from November 2006 to March 2014.  Previously, Mr. Smith served as Vice President of Investor Relations and Treasurer of American Greetings from April 2003 to November 2006. Prior to American Greetings, Mr. Smith served as Vice President and Treasurer of General Cable Corporation, a global wire and cable manufacturer and distributor, and Vice President, Treasurer and Assistant Secretary of Insilco Holding Company, a telecommunications and electrical component products manufacturer. During Mr. Smith's tenure as a public company chief financial officer, he helped lead several strategic acquisitions and was responsible for the design and execution of the capital structure for a management buyout.

Salvatore A. Abbate has served as Chief Operating Officer of the Company since January 1, 2020. Previously, Mr. Abbate served as Senior Vice President and Chief Commercial Officer of the Company from April 2018 to December 2019.  Prior to that, Mr. Abbate served as Senior Vice President, Chief Sales & Marketing Officer for Andersen Windows & Doors, Inc., a leading North American window and door manufacturer, from July 2013 to March 2018. From September 2011 to June 2013, Mr. Abbate served as Senior Vice President, Sales and Marketing for Andersen. Prior to that, Mr. Abbate served as Vice-President, Global Sales and Marketing for the performance films division of Solutia, Inc., a performance materials and specialty chemical provider. Prior to Solutia, Mr. Abbate held various sales, marketing and operations roles for several divisions of Armstrong. Mr. Abbate has significant experience in sales, marketing, field operations, manufacturing and process improvement.

Dean A. Adelman has served as Senior Vice President and Chief Human Resources Officer of the Company since March 2019. Previously, Mr. Adelman served as Chief Human Resources Officer for Caraustar Industries, Inc., a manufacturer of recycled materials, from August 2017 to March 2019. From February 2013 to August 2016, Mr. Adelman served as Chief Human Resources Officer and Senior Vice President – Human Resources for Axiall Corporation, a chemical and building products manufacturer. Mr. Adelman also held Human Resources leadership positions at BlueLinx Corporation, a North American building products distributor, Corrections Corporation of America and Arby's Restaurant Group. Mr. Adelman began his career as an employment lawyer for Georgia-Pacific Corporation. Mr. Adelman has significant human resources management and leadership experience in both publicly traded and private equity backed manufacturing and distribution businesses.

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

Adam W. Noble has served as Senior Vice President and Chief Information Officer of the Company since June 2019. Previously, Mr. Noble served as Senior Vice President and Global Chief Information Officer for GAF Materials Corporation, a global manufacturing company, from May 2010 to March 2019 and as Vice President and Chief Information Officer of GAF from May 2006 to April 2010. Prior to GAF, Mr. Noble was Vice President, Shared Technology Application and Services for JPMorgan Chase & Co. He has also held various IT leadership positions with Mars Incorporated, AlliedSignal Corporation, and United Parcel Service. Mr. Noble has significant information technology and leadership experience.

Tracy L. Pearson has served as Senior Vice President of Supply Chain Operations of the Company since January 2019. Previously, Ms. Pearson served as Senior Vice President Packaging of the Company from October 2016 to January 2019. Prior to that, Ms. Pearson served as Vice President and General Manager, South Area, for the Container the Americas business of International Paper Company, a global packaging and paper manufacturing company, from May 2016 to October 2016. Prior to that, Ms. Pearson served as Vice President and General Manager for the Foodservice packaging business of International Paper from August 2011 to May 2016. Ms. Pearson joined International Paper in 1994 and served in a variety of sales, supply chain, marketing, process engineering, product development, and sales and general management roles within International Paper's packaging and print businesses. Ms. Pearson has significant experience in general management, sales and sales management, and supply chain in the packaging and paper manufacturing and distribution industries.

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

Our corporate website is https://www.veritivcorp.com. Information contained on our website is not part of this Annual Report on Form 10-K. Through the "Investor Relations" portion of this website, we make available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other relevant filings with the SEC and any amendments to those reports as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. These filings are also accessible on the SEC's website at https://www.sec.gov.

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

The business-to-business distribution industry is highly competitive, with numerous regional and local competitors, and is a mature industry characterized by slowing revenue growth. Our principal competitors include national distributors, national and regional manufacturers and independent brokers in the Packaging segment; national, regional and local distributors in the Facility Solutions segment; regional and local distributors in the Print segment; and regional, national and international paper manufacturers and other merchants and brokers in the Publishing segment. Most of these competitors generally offer a wide range of products at prices comparable to those we offer. Additionally, new competition could arise from non-traditional sources, group purchasing organizations, e-commerce, discount wholesalers or consolidation among competitors. New competitive sources may result in increased focus on pricing and on limiting price increases, or may require increased discounting. Such competition may result in margin erosion or make it difficult to attract and retain customers.

Increased competition within the industry, reduced demand for paper, increased and permanent product substitution through less print advertising, more electronic billing, more e-commerce, fewer catalogs, a reduced volume of mail and general economic conditions has served to further increase pressure on the industry's profit margins, and continued margin pressure within the industry may have a material adverse impact on our operating results and profitability.

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

Approximately 9% of our employees were in collective bargaining units as of December 31, 2019. Historically, the effects of collective bargaining and other similar labor agreements have not been significant. However, if a larger number of our employees were to unionize, including in the wake of any future legislation or administrative regulation that makes it easier for employees to unionize, the effect may be negative.

Approximately 33% of the Company's unionized employees have collective bargaining agreements that expire during 2020. Any inability to negotiate acceptable new contracts under these collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if additional employees become represented by a union, a disruption of our operations and higher labor costs could result. Labor relations matters affecting our suppliers of products and services could also adversely affect our business from time to time.

The loss of any of our significant customers could adversely affect our financial condition.

Our ten largest customers generated approximately 10% of our consolidated net sales for the year ended December 31, 2019, and our largest customer accounted for approximately 3% of our consolidated net sales in that same period. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historic levels.

Generally, our customers are not contractually required to purchase any minimum amount of products. Should such customers purchase products sold by us in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition, operating results and cash flows.

In addition, consolidation among customers could also result in changes to the purchasing habits and volumes among some of our present customers. The loss of one or more of these significant customers, a significant customer's decision to purchase our products in substantially lower quantities than they have in the past, or a deterioration in the relationship with any of these customers could adversely affect our financial condition, operating results and cash flows.

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

As a distributor, we obtain our packaging, facility products and paper from third-party suppliers. Our business and financial results are dependent on our ability to purchase products from suppliers not controlled by us that we, in turn, sell to our customers. We may not be able to obtain the products we need on open credit, with market or other favorable terms, or at all. During the year ended December 31, 2019, approximately 35% of our purchases were made from ten suppliers. A sustained disruption in our ability to source products from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders resulting in lost sales and, in rare cases, damages for late or non-delivery.

For the most part, we do not have a significant number of long-term contracts with our suppliers committing them to provide products to us. Suppliers may not provide the products and supplies needed in the quantities and at the prices and times requested. We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include raw material shortages, environmental restrictions on operations, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, product recalls, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of packaging, facility products and paper as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors.

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

Although we primarily serve markets in the U.S., Canada and Mexico, we purchase our products from a wide variety of domestic and international suppliers. Changes to U.S. trade policies, including the adoption or expansion of trade restrictions, sanctions and other related governmental actions or policies, can disrupt geographic and industry demand trends and prompt other countries to change their own trade policies, including through the adoption of retaliatory tariffs or expansion of other trade restrictions. These changes may cause us to make changes in our supply chain strategies or adversely impact our own costs. Increasing the costs of our products as a result of tariffs or other adverse trade restrictions, or minimizing the number of our products subject to tariffs or other adverse trade restrictions, could cause customers to turn to other distributors and we may be unable to locate alternative suppliers at acceptable costs. Such actions may result in margin erosion or make it difficult to attract and retain customers.

Inclement weather, widespread outbreak of an illness or responses thereto, anti-terrorism measures and other disruptions could negatively affect various aspects of our business including our supply chain, distribution system and operations, and could result in reduced demand from our customers.

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

Additionally, widespread outbreaks of an illness such as a pandemic and actions taken to contain or prevent further spread of such diseases could substantially interfere with general commercial activity related to our supply chain and customer base, which could have an adverse effect on our business, financial condition and results of operations. If our operations are curtailed, we may need to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us from our supply chain and subsequently to our customers. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.

Furthermore, in the aftermath of terrorist attacks in the U.S., federal, state and local authorities have implemented and continue to implement various security measures that affect many parts of the transportation network in the U.S. and abroad. Our customers typically require delivery of products in short time frames and rely on our on-time delivery capabilities. If security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers, or may incur increased expenses to do so. Any of these disruptions to our operations may reduce our sales and have an adverse effect on our business, financial condition and results of operations.

We are dependent on a variety of information technology ("IT") and telecommunications systems and the Internet, and any failure of these systems could adversely impact our business and operating results.

We depend on IT and telecommunications systems and the Internet for our operations. These systems support a variety of functions including inventory management, order placement and processing with vendors and from customers, shipping, shipment tracking and billing. Our information systems are vulnerable to natural disasters, wide-area telecommunications or power utility outages, terrorist or cyber-attacks and other major disruptions, and our redundant information systems may not operate effectively.

Failures or significant downtime of our IT or telecommunications systems for any reason could prevent us from taking customer orders, printing product pick-lists, shipping products, billing customers and handling call volume. Sales also may be adversely impacted if our reseller and retail customers are unable to access pricing and product availability information. We also rely on the Internet, electronic data interchange and other electronic integrations for a large portion of our orders and information exchanges with our suppliers and customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationships with our suppliers and customers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our suppliers and resellers from accessing information. Failures of our systems could also lead to delivery delays and may expose us to litigation and penalties under some of our contracts. Any significant increase in our IT and telecommunications costs or temporary or permanent loss of our IT or telecommunications systems could harm our relationships with our customers and suppliers and result in lost sales, business delays and bad publicity. The occurrence of any of these events, as well as the costs we may incur in preventing or responding to such events, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, changes in, or new interpretations of, existing laws, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, may lead to additional compliance or other costs that could impact our business and results of operations. Moreover, as environmental issues, such as climate change, have become more prevalent, U.S. and foreign governments have responded, and may continue to respond, with increased legislation and regulation, which could negatively impact our business, financial condition and results of operations.

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

Adverse developments in general business and economic conditions, including the industry-wide decline in demand for paper and related products, could have a material adverse effect on our financial condition and results of operations impairing our ability to use Net Operating Loss ("NOL") carryforwards and other deferred tax assets.

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

The Merger resulted in an ownership change for Unisource under Section 382 of the Internal Revenue Code (the "Code"), limiting the use of Unisource's NOLs to offset future taxable income for both U.S. federal and state income tax purposes. Moreover, future trading of our stock may result in additional ownership changes as defined under Section 382 of the Code, further limiting the use of Unisource's NOLs. These limitations may affect the availability and the timing of when these NOLs may be used which could impair our deferred tax assets which, in turn, may adversely impact the timing and amount of cash taxes payable by our Company.

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

We rely on manufacturers and other suppliers to provide us with the products and equipment we sell, distribute and service. As we do not have direct control over the quality of the products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of the products and equipment we sell, distribute and service. It is possible that inventory from a manufacturer or supplier could be sold to our customers and later be alleged to have quality problems or to have caused personal injury, subjecting us to potential claims from customers or third parties. Our ability to hold such manufacturer or supplier liable will depend on a variety of factors, including its financial viability. Moreover, increasing the number of private label products that we distribute could increase our exposure to potential liability for product liability claims. Finally, even if we are successful in defending any claim relating to the products or equipment we distribute, claims of this nature could negatively impact our reputation and customer confidence in our products, equipment and company. We have been subject to such claims in the past, which have been resolved without material financial impact. We also operate a significant number of facilities and a large fleet of trucks and other vehicles and therefore face the risk of premises-related liabilities and vehicle-related liabilities including traffic accidents.

From time to time, we may also be involved in government inquiries and investigations, as well as class action, employment and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by government authorities. The costs and other effects of pending litigation against us cannot be determined with certainty. There can be no assurance that the outcome of any lawsuit or claim or its effect on our business or financial condition will be as expected. The defense of these lawsuits and claims may divert our management's attention, and significant expenses may be incurred as a result. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our ability to compete effectively depends in part upon our intellectual property rights, including but not limited to trademarks, copyrights and proprietary technology. The use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect intellectual property rights and proprietary technology may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect proprietary technology, or to defend against claims by third parties that our conduct or our use of intellectual property infringes upon such third party's intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property, including ceasing the use of certain trademarks used by us to distinguish our services from those of others or ceasing the exercise of our rights in copyrightable works. In addition, we may be required to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations could be adversely affected as a result.

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

We contribute to multi-employer defined benefit pension plans as well as multi-employer health and welfare plans under the terms of collective bargaining agreements that cover certain unionized employee groups in the U.S. The risks of participating in multi-employer pension plans differ from single employer-sponsored plans and such plans are subject to regulation under the Pension Protection Act (the "PPA"). Additionally, changes in regulations covering these plans could increase our costs and/or potential withdrawal liability.

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

In addition to the contributions discussed above, we could be obligated to pay additional amounts, known as withdrawal liabilities, upon decrease or cessation of participation in a multi-employer pension plan. Although an employer may obtain an estimate of such liability, the final calculation of the withdrawal liability may not be able to be determined for an extended period of time. Generally, the cash obligation of such withdrawal liability is payable over a 20-year period.

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.

As of December 31, 2019, we had approximately $755.0 million in total indebtedness, reflecting borrowings of $673.2 million under the asset-based lending facility (the "ABL Facility"), $1.1 million under short term debt and $80.7 million of finance leases. This level of indebtedness could have important consequences to our financial condition, operating results and business, including the following:

•limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•increasing our cost of borrowing;
•requiring that a substantial portion of our cash flows from operations be dedicated to payments on our indebtedness instead of other purposes, including operations, capital expenditures and future business opportunities;
•making it more difficult for us to make payments on our indebtedness or satisfy other obligations;

•exposing us to risk of increased interest rates on our borrowings due to the variable rate exposure associated with the ABL Facility, which can be worsened by (i) increased interest rates up to the level covered by our interest rate cap and (ii) increased interest rates on borrowings in excess of the notional amount of our interest rate cap;
•limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors that have less debt; and
•increasing our vulnerability to a downturn in general economic conditions or in our business, and making us unable to carry out capital spending that is important to our growth.

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

The agreements governing the ABL Facility contain restrictions and limitations on our ability to engage in activities that may be in our long-term best interests, including financial and other restrictive covenants that could limit our ability to:

•incur additional indebtedness or guaranties, or issue certain preferred shares;
•pay dividends, redeem stock or make other distributions;
•repurchase, prepay or redeem subordinated indebtedness;
•make investments or acquisitions;
•create liens;
•make negative pledges;
•consolidate or merge with another company;
•sell or otherwise dispose of all or substantially all of our assets;
•enter into certain transactions with affiliates; and
•change the nature of our business.

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

The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•actual or anticipated fluctuations in the operating results of our Company due to factors related to our business;
•success or failure of the strategy of our Company;
•the quarterly or annual earnings of our Company, or those of other companies in our industry;
•continued industry-wide decrease in demand for paper and related products;
•our ability to obtain third-party financing as needed;

•announcements by us or our competitors of significant acquisitions or dispositions;
•restrictions on our ability to pay dividends under our ABL Facility;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the operating and stock price performance of other comparable companies;
•investor perception of our Company;
•natural or environmental disasters that investors believe may affect our Company;
•overall market fluctuations;
•a large sale of our stock by a significant shareholder;
•results from any material litigation or government investigation;
•changes in laws and regulations affecting our Company or any of the principal products sold by our Company; and
•general economic and political conditions and other external factors.

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

Our three largest shareholders collectively owned approximately 52% of our outstanding common stock as of December 31, 2019. As a result, certain of these shareholders may exercise significant influence over all matters requiring shareholder approval, including approval of significant corporate transactions, which may reduce the market price of our common stock. Additionally, the interests of these shareholders may conflict with the interests of our other shareholders.

This concentrated ownership could also result in a limited amount of shares being available to be traded in the market, resulting in reduced liquidity. Further, all of the shares of our common stock owned by UWW Holdings, LLC (the "UWWH Stockholder") are registered for resale under the Securities Act of 1933 and, subject to certain limitations, all or a portion of such shares may be offered and sold to the public in the future. When some or all of the shares held by the UWWH Stockholder are sold, or if it is perceived that they will be sold, the market price of our common stock could decline.

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

Our charter and by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that shareholders may consider favorable. For example, our charter and by-laws collectively:

•authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•limit the ability of shareholders to remove directors;
•provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;
•prohibit shareholders from calling special meetings of shareholders unless called by the holders of not less than 20% of our outstanding shares of common stock;
•prohibit shareholder action by written consent, unless initiated by the holders of not less than 20% of the outstanding shares of common stock;

•establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our shareholders; and
•require the approval of holders of at least a majority of the outstanding shares of our common stock to amend our by-laws and certain provisions of our charter.

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

We have not historically declared or paid dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

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

Our charter designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders' ability to obtain a favorable judicial forum for disputes with us.

Our charter provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our shareholders by any of our directors, officers or employees, (iii) any action asserting a claim against us or any director, officer, employee or agent arising under the Delaware General Corporation Law, our charter or by-laws or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision in our charter may limit our shareholders' ability to obtain a favorable judicial forum for disputes with us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2019, we had a distribution network operating from approximately 150 distribution centers.

	Leased	Owned	Total
Properties	140	10	150
Square feet (in millions)	17.4	1.0	18.4

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Veritiv's common stock is publicly traded on the New York Stock Exchange ("NYSE") under the ticker symbol "VRTV". As of February 21, 2020, there were 5,136 shareholders of record. The number of record holders does not include shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Veritiv has not historically declared or paid dividends on its common stock. The Company currently intends to invest its future earnings, if any, to fund its growth, to develop its business, for working capital needs, to reduce debt and for general corporate purposes. Any payment of dividends will be at the discretion of Veritiv's Board of Directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that Veritiv's Board of Directors may deem relevant.

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

The UWWH Stockholder beneficially owned 2,783,840 shares of Veritiv's outstanding common stock as of December 31, 2019.

Performance Graph

The following graph provides a comparison of the cumulative shareholder return on the Company's common stock to the returns of the Russell 2000 Index and the average performance of a group consisting of the Company's peer companies (the "Peer Group") based on total shareholder return from June 18, 2014 (the first day Veritiv's common stock began "when-issued" trading on the NYSE) through December 31, 2019. Companies included in the Peer Group are as follows:

•	Anixter International, Inc.	•	InnerWorkings, Inc.	•	Sonoco Products Company
•	Applied Industrial Technologies, Inc.	•	International Paper Company	•	W.W. Grainger, Inc.
•	Arrow Electronics, Inc.	•	Kaman Corporation	•	WESCO International, Inc.
•	Avery Dennison Corporation	•	MSC Industrial Direct Co., Inc.	•	WestRock Company
•	Avnet, Inc.	•	Neenah Inc.
•	Brady Corporation	•	Office Depot, Inc.
•	Deluxe Corporation	•	P.H. Glatfelter Company
•	Domtar Corporation	•	Packaging Corporation of America
•	Ennis, Inc.	•	R.R. Donnelley & Sons Company
•	Fastenal Company	•	Resolute Forest Products, Inc.
•	Genuine Parts Company	•	ScanSource, Inc.
•	Graphic Packaging Holding Company	•	Sealed Air Corporation

Bemis Company, Inc. and Essendant, Inc. were removed from the Peer Group due to the acquisition by Amcor and Staples, respectively.

The graph is not, and is not intended to be, indicative of future performance of our common stock. The graph assumes $100 invested on June 18, 2014 in the Company, the Russell 2000 Index and the Peer Group. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents the selected historical consolidated financial data for Veritiv and should be read in conjunction with Item 7 of this report and the audited Consolidated Financial Statements and notes thereto contained in Item 8 of this report. The Consolidated Statements of Operations data for the years ended December 31, 2019, 2018 and 2017 and the Consolidated Balance Sheets data as of December 31, 2019 and 2018 set forth below are derived from the audited Consolidated Financial Statements included in Item 8 of this report. The Consolidated Statements of Operations data for the years ended December 31, 2016 and 2015 and the Consolidated Balance Sheets data as of December 31, 2017, 2016 and 2015 set forth below are derived from the audited Consolidated Financial Statements for 2017 and 2016, which are not included in this report. The selected historical consolidated financial information presented below may not be indicative of Veritiv's future performance.

(in millions, except per share data)	As of and for the Year Ended December 31,
Statements of Operations Data	2019	2018	2017	2016	2015
Net sales	$7,659.4	$8,696.2	$8,364.7	$8,326.6	$8,717.7
Cost of products sold	6,206.2	7,155.7	6,846.6	6,826.4	7,160.3
Distribution expenses	509.2	550.5	516.9	505.1	521.8
Selling and administrative expenses (1)	823.3	867.6	875.7	827.9	856.0
Depreciation and amortization	53.5	53.5	54.2	54.7	56.9
Integration, acquisition and merger expenses	17.5	31.8	36.5	25.9	34.9
Restructuring charges, net	28.8	21.3	16.7	12.4	11.3
Operating income (loss) (1)	20.9	15.8	18.1	74.2	76.5
Income tax expense (benefit)	0.7	5.5	11.4	19.8	18.2
Net income (loss)	(29.5)	(15.7)	(13.3)	21.0	26.7

Earnings (loss) per share(2):
Basic earnings (loss) per share	$(1.84)	$(0.99)	$(0.85)	$1.31	$1.67
Diluted earnings (loss) per share	$(1.84)	$(0.99)	$(0.85)	$1.30	$1.67

Balance Sheets Data (at period end)
Accounts receivable, net	$910.8	$1,181.4	$1,174.3	$1,048.3	$1,037.5
Inventories	552.9	688.2	722.7	707.9	720.6
Total assets (3,5)	2,511.1	2,529.7	2,708.4	2,483.7	2,476.9
Long-term debt, net of current portion (4) (5)	742.4	963.6	908.3	749.2	800.5
Financing obligations, net of current portion (3,5)	—	23.6	181.6	176.1	197.8
Defined benefit pension obligations	15.7	21.1	24.4	27.6	28.7
Other non-current liabilities (5)	485.3	128.6	137.0	121.2	105.6

(1) Amounts shown prior to 2018 have been revised to reflect the impact of the Company's adoption of Accounting Standards Update ("ASU") 2017-07 on
January 1, 2018.
(2) See Note 13 of the Notes to Consolidated Financial Statements for information regarding the shares of common stock utilized in the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2019, 2018 and 2017.
(3) See Note 3 of the Notes to Consolidated Financial Statements for information regarding the impacts to property and equipment and financing obligations due to the termination or expiration of the related party financing obligations, the majority of which occurred in 2018.
(4) See Note 4 of the Notes to Consolidated Financial Statements for information regarding the acquisition of All American Containers in 2017, which was funded through the Company's ABL Facility.
(5) See Note 3 of the Notes to Consolidated Financial Statements for information regarding the Company's adoption of ASU 2016-02 on January 1, 2019, which included a cumulative effect increase to retained earnings of approximately $2.7 million. Amounts shown prior to 2019 have not been revised and are not comparable to the current year's results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Executive Overview

Business Overview

Veritiv is a leading North American business-to-business distributor of packaging, facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. The Company operates from approximately 150 distribution centers primarily throughout the United States ("U.S."), Canada and Mexico.

Veritiv's business is organized under four reportable segments: Packaging, Facility Solutions, Print, and Publishing and Print Management ("Publishing"). This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The following summary describes the products and services offered in each of the segments:
•Packaging – The Packaging segment provides standard as well as custom and comprehensive packaging solutions for customers based in North America and in key global markets. The business is strategically focused on higher growth industries including light industrial/general manufacturing, food processing, fulfillment and internet retail, as well as niche verticals based on geographical and functional expertise. Veritiv's packaging professionals create customer value through supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting and fulfillment.

•Facility Solutions – The Facility Solutions segment sources and sells cleaning, break-room and other supplies such as towels, tissues, wipers and dispensers, can liners, commercial cleaning chemicals, soaps and sanitizers, sanitary maintenance supplies and equipment, safety and hazard supplies, and shampoos and amenities primarily in North America. Veritiv is a leading distributor in the Facility Solutions segment. Through this segment Veritiv manages a world class network of leading suppliers in most facilities solutions categories. Additionally, the Company offers total cost of ownership solutions with re-merchandising, budgeting and compliance reporting, inventory management, and a sales-force trained to bring leading vertical expertise to the major North American geographies.

•Print – The Print segment sells and distributes commercial printing, writing, copying, digital, specialty products, graphics consumables and graphics equipment primarily in North America. This segment also includes customized paper conversion services of commercial printing paper for distribution to document centers and form printers. The Company's broad geographic platform of operations coupled with the breadth of paper and graphics products, including its exclusive private brand offerings, provides a foundation to service national, regional and local customers across North America.

•Publishing – The Publishing segment sells and distributes coated and uncoated commercial printing papers to publishers, retailers, converters, printers and specialty businesses for use in magazines, catalogs, books, directories, gaming, couponing, retail inserts and direct mail primarily in the U.S. This segment also provides print management, procurement and supply chain management solutions to simplify paper and print procurement processes for Veritiv's customers.

The Company also has a Corporate & Other category which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as its Veritiv logistics solutions business which provides transportation and warehousing solutions.

On August 31, 2017, Veritiv acquired 100% of the equity interests in various All American Containers entities (collectively, "AAC"), a distributor of rigid packaging, including plastic, glass and metal containers, caps, closures and plastic pouches. Through this acquisition, the Company gained expertise in rigid packaging and was provided with additional marketing, selling and distribution channels into the growing U.S. rigid packaging market.

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
				Increase (Decrease)		Increase (Decrease)
(in millions)	2019	2018	2017	$	%	$	%
Net sales	$7,659.4	$8,696.2	$8,364.7	$(1,036.8)	(11.9)%	$331.5	4.0%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	6,206.2	7,155.7	6,846.6	(949.5)	(13.3)%	309.1	4.5%
Distribution expenses	509.2	550.5	516.9	(41.3)	(7.5)%	33.6	6.5%
Selling and administrative expenses (1)	823.3	867.6	875.7	(44.3)	(5.1)%	(8.1)	(0.9)%
Depreciation and amortization	53.5	53.5	54.2	0.0	0.0%	(0.7)	(1.3)%
Integration and acquisition expenses	17.5	31.8	36.5	(14.3)	(45.0)%	(4.7)	(12.9)%
Restructuring charges, net	28.8	21.3	16.7	7.5	35.2%	4.6	27.5%
Operating income (loss) (1)	20.9	15.8	18.1	5.1	32.3%	(2.3)	(12.7)%
Interest expense, net	38.1	42.3	31.2	(4.2)	(9.9)%	11.1	35.6%
Other (income) expense, net (1)	11.6	(16.3)	(11.2)	27.9	171.2%	(5.1)	(45.5)%
Income (loss) before income taxes	(28.8)	(10.2)	(1.9)	(18.6)	(182.4)%	(8.3)	*
Income tax expense (benefit)	0.7	5.5	11.4	(4.8)	(87.3)%	(5.9)	(51.8)%
Net income (loss)	$(29.5)	$(15.7)	$(13.3)	$(13.8)	(87.9)%	$(2.4)	(18.0)%
* - not meaningful
(1) For the year ended December 31, 2017, amounts have been revised to reflect the impact of the adoption of ASU 2017-07 in 2018.

Net Sales
•2019 compared to 2018: Net sales decreased by $1,036.8 million, or 11.9%, primarily due to the Print and Publishing segments' decline in net sales as those segments were responsible for over 75% of the total decline in net sales. See the "Segment Results" section for additional discussion.

•2018 compared to 2017: Net sales increased by $331.5 million, or 4.0%, primarily due to a $172.5 million increase in net sales for the eight months with no comparable sales related to the AAC acquisition on August 31, 2017. Increases in net sales in the Packaging and Publishing segments were partially offset by a decline in the Print segment. See the "Segment Results" section for additional discussion.
Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
•2019 compared to 2018: Cost of products sold decreased by $949.5 million, or 13.3%, primarily due to the decline in net sales as previously discussed. See the "Segment Results" section for additional discussion.

•2018 compared to 2017: Cost of products sold increased by $309.1 million, or 4.5%, primarily due to the growth in net sales as previously discussed. See the “Segment Results” section for additional discussion.
Distribution Expenses
•2019 compared to 2018: Distribution expenses decreased by $41.3 million, or 7.5%. The decrease was primarily attributable to (i) a $25.7 million decrease in freight and logistics expenses, primarily driven by a decrease in third-party freight and fuel expenses, (ii) an $18.7 million decrease in personnel expenses driven by lower wages, temporary employee expenses and multi-employer pension plan ("MEPP") withdrawal charges and (iii) a $3.5 million decrease related to replacing certain equipment leases, previously treated as operating leases (expenses included in distribution expense), with finance leases (expenses included in depreciation and amortization and interest expense, net), partially offset by a $7.4 million increase in storage expenses mostly during the first half of 2019, primarily due to replacing certain property leases, previously treated as financing arrangements (expenses included in depreciation and amortization and interest expense, net) with operating leases. Charges associated with withdrawals from MEPPs were $6.6 million in 2019 and $11.2 million in 2018.

•2018 compared to 2017: Distribution expenses increased by $33.6 million, or 6.5%. The increase was primarily due to (i) a $10.9 million increase in personnel expenses primarily due to the withdrawal from a MEPP in the year ended December 31, 2018, (ii) a $10.3 million increase for the eight months with no comparable expenses related to the acquisition of AAC on August 31, 2017, (iii) a $6.9 million increase in facilities rent primarily due to replacing certain property leases, that were previously treated as financing arrangements (expenses included in depreciation and amortization and interest expense, net) with operating leases (expenses included in distribution expenses) and (iv) a $2.6 million increase in freight and logistics expenses driven mostly by increased third-party freight and fuel expenses.
Selling and Administrative Expenses
•2019 compared to 2018: Selling and administrative expenses decreased by $44.3 million, or 5.1%. The decrease was primarily due to (i) a $30.6 million decrease in personnel expense, mainly driven by a decrease in commission and compensation expenses primarily related to the Print segment, (ii) a $12.2 million decrease in bad debt expense primarily related to the Print segment and (iii) an $8.7 million decrease in professional fees expense, partially offset by a $2.7 million decrease related to a warehouse sale net gain in 2018, a $1.4 million increase in insurance expense and a $1.2 million increase related to the escheat audit. See Note 16 of the Notes to Consolidated Financial Statements under the subheading "Escheat Audit" for more information.

•2018 compared to 2017: Selling and administrative expenses decreased by $8.1 million, or 0.9%. The decrease was primarily due to a (i) $17.8 million decrease in compensation expense mainly driven by a decrease in personnel and commission expenses primarily related to the Print segment as well as a decrease in incentive compensation expense, (ii) a $7.7 million decrease from asset impairments related to goodwill and customer relationships in the Veritiv logistics solutions business in the year ended December 31, 2017, (iii) a $3.8 million decrease in legal expense, (iv) a $2.8 million decrease in travel and entertainment expenses, (v) a net gain of $2.7 million related to a warehouse sale and (vi) a $2.1 million decrease in marketing and communications expense. The decrease was partially offset by a $17.6 million increase for the eight months with no comparable expenses related to the acquisition of AAC on August 31, 2017 and an $11.1 million increase in bad debt expense primarily driven by the Print segment. The increase in bad debt expense was primarily due to additional reserves related to certain customers with declining financial conditions during 2018. See Note 5 of the Notes to Consolidated Financial Statements for information related to the Print segment restructuring plan.
Depreciation and Amortization
•2019 compared to 2018: Depreciation and amortization expense was flat as compared to 2018.

•2018 compared to 2017: Depreciation and amortization expense decreased $0.7 million, or 1.3%.
Integration and Acquisition Expenses
During the years ended December 31, 2019, 2018 and 2017, Veritiv incurred costs and charges to integrate its combined businesses.  Integration expenses include internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate its businesses. Additionally, Veritiv incurred integration and acquisition expenses of $0.8 million, $2.1 million and $8.0 million in 2019, 2018 and 2017, respectively, related to the acquisition of AAC on August 31, 2017. The Company completed its integration efforts as of December 31, 2019. See Note 5 of the Notes to Consolidated Financial Statements for information related to integration and acquisition expenses.

Restructuring Charges, Net
Restructuring charges, net relates primarily to Veritiv's restructuring of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. Restructuring charges, net includes net (losses) or gains related to the sale or exit of certain facilities totaling ($0.4) million, $15.0 million and $24.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company completed its Merger related restructuring efforts as of December 31, 2019. See Note 5 of the Notes to Consolidated Financial Statements for information related to restructuring charges.
Interest Expense, Net
Interest expense, net in 2019 consisted of (i) $32.8 million of interest expense on the Company's asset-based lending facility (the "ABL Facility"), (ii) $2.6 million for amortization of deferred financing costs related to the ABL Facility and (iii) $2.7 million in miscellaneous interest expense. Interest expense, net in 2019 decreased by $4.2 million compared to 2018 primarily due to a lower average balance on the Company's ABL Facility. The decreased average balance is due to an increase in operating cash flow used to reduce the ABL balance. See Note 7 of the Notes to Consolidated Financial Statements for information related to the ABL Facility.

Interest expense, net in 2018 consisted of (i) $36.9 million of interest expense on the Company's ABL Facility, (ii) $2.6 million for amortization of deferred financing costs related to the ABL Facility and (iii) $2.8 million in miscellaneous interest expense. Interest expense, net in 2018 increased by $11.1 million compared to 2017 due to (i) increased interest rates due primarily to an increase in LIBOR and (ii) an increased average balance on the Company's ABL Facility. The increased average balance on the ABL Facility was primarily due to borrowings to fund the acquisition of AAC. See Note 7 of the Notes to Consolidated Financial Statements for information related to the ABL Facility. See Note 4 of the Notes to Consolidated Financial Statements for information related to the acquisition of AAC.

Other (Income) Expense, Net

•2019 compared to 2018: Other (income) expense, net, was expense of $11.6 million. This was a net other expense increase of $27.9 million, compared to the same period in 2018. In 2019 there was a $13.1 million increase in the fair value of the AAC contingent consideration as compared to a reduction of $12.3 million in 2018. See Note 11 of the Notes to Consolidated Financial Statements for information related to the AAC contingent consideration. The remaining expense was primarily driven by changes associated with the Tax Receivable Agreement. See Note 9 and Note 11 of the Notes to Consolidated Financial Statements for information related to the Tax Receivable Agreement.

•2018 compared to 2017: Other (income) expense, net, was income of $16.3 million. This was a net other income increase of $5.1 million, compared to the same period in 2017. In 2018 there was a $12.3 million reduction in the estimated fair value of the AAC contingent consideration compared to an increase of $2.0 million in 2017. See Note 11 of the Notes to Consolidated Financial Statements for information related to the AAC contingent consideration. The remaining income was primarily driven by changes associated with the Tax Receivable Agreement. See Note 9 and Note 11 of the Notes to Consolidated Financial Statements for information related to the Tax Receivable Agreement.
Effective Tax Rate
Veritiv's effective tax rates were (2.4)%, (53.9)% and (600.0)% for the years ended December 31, 2019, 2018 and 2017 respectively. The difference between the Company's effective tax rates for the years ended December 31, 2019, 2018 and 2017 and the U.S. statutory tax rates of 21.0% for 2019 and 2018 and 35.0% for 2017, includes the impact of non-deductible expenses, state income taxes (net of federal income tax benefit), the Company's income (loss) by jurisdiction, the tax effect of Tax Receivable Agreement changes, tax credits, and changes in the valuation allowance against deferred tax assets. Beginning with the year ended December 31, 2018 the Company's effective tax rates includes the impact of stock compensation vesting and Global Intangible Low Taxed Income.

The Company's effective tax rate for the year ended December 31, 2018 was impacted by the following discrete item:
•A $1.3 million expense recorded in 2018 for the accounting completed under the measurement period related to the Tax Act under Staff Accounting Bulletin 118, totaling $31.5 million of cumulative effect of which $24.0 million is remeasurement of our deferred taxes and $7.5 million for the one-time transition tax. See Note 8 of the Notes to the Consolidated Financial Statements for additional details regarding the Tax Act.

The Company's effective tax rate for the year ended December 31, 2017 was impacted by a near break-even pre-tax book loss in combination with the impact of the following discrete items:
•A $30.2 million expense in connection with the Company's provisional estimate of the impact of the Tax Act, including $23.0 million for the remeasurement of its deferred taxes and $7.2 million for the one-time transition tax.
•A $13.4 million benefit for the reversal of the valuation allowance on the deferred tax assets of the Company's Canadian subsidiary. The reversal reflects the Company's cumulative recent income and improved expectation of future taxable income.
•A $3.8 million tax rate benefit for the reduction in the fair value of the Tax Receivable Agreement, including the federal rate reduction.
•A $3.1 million benefit in conjunction with the third quarter 2017 filing of Veritiv's 2016 U.S. federal tax return and amended 2015 and 2014 U.S. federal tax returns for credits related to foreign taxes and research and experimentation activities.
•A tax rate effect of $2.1 million for the impact of impairing non-deductible goodwill.

The volatility of the Company's effective tax rate has been primarily due to both the level of pre-tax book income (loss) as well as variations in the Company's income (loss) by jurisdiction. For the year ended December 31, 2019, the Company's provision for income taxes continued to be highly sensitive for these reasons. The Company continues to expect a volatile effective tax rate for the full year 2020.  The effective tax rate may continue to vary significantly due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax book income (loss) by jurisdiction, potential deferred tax valuation allowance increases in certain jurisdictions, changes in amounts of non-deductible expenses, and other items that could impact the effective tax rate. See Note 8 of the Notes to Consolidated Financial Statements for additional information related to the Company's income taxes.
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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of Veritiv's results as reported under U.S. GAAP. For example, Adjusted EBITDA:

•does not reflect the Company's income tax expenses or the cash requirements to pay its taxes; and
•although depreciation and amortization charges are non-cash charges, it does not reflect that the assets being depreciated and amortized will often have to be replaced in the future, and the foregoing metric does not reflect any cash requirements for such replacements.

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

Due to the shared nature of the distribution network to support the Packaging, Facility Solutions and Print segments, distribution expenses are not a specific charge to each segment but are instead allocated to each segment based primarily on operational metrics that correlate with changes in volume. Accordingly, distribution expenses allocated to each segment are highly interdependent on the results of other segments. Lower volume in any segment that is not offset by a reduction in distribution expenses can result in the other segments absorbing a larger share of distribution expenses. Conversely, higher volume in any segment can result in the other segments absorbing a smaller share of distribution expenses. The impact of this at the segment level is that the changes in distribution expense trends may not correspond with volume trends within a particular segment.

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

The Company believes that the decline in the demand for paper and related products is due to the widespread use of electronic media and permanent product substitution, more e-commerce, less print advertising, fewer catalogs and a reduced volume of direct mail, among other factors. This trend is expected to continue and will place continued pressure on the Company's revenues and profit margins and make it more difficult to maintain or grow Adjusted EBITDA within the Print and Publishing segments.

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Year Ended December 31, 2019
Net sales	$3,446.3	$1,181.8	$2,104.6	$798.0	$128.7
Adjusted EBITDA	243.5	33.1	43.1	21.4	(185.2)
Adjusted EBITDA as a % of net sales	7.1%	2.8%	2.0%	2.7%	*

Year Ended December 31, 2018
Net sales	$3,547.1	$1,311.7	$2,676.7	$1,019.2	$141.5
Adjusted EBITDA	246.7	29.0	64.0	24.6	(178.9)
Adjusted EBITDA as a % of net sales	7.0%	2.2%	2.4%	2.4%	*

Year Ended December 31, 2017
Net sales	$3,157.8	$1,309.7	$2,793.7	$958.0	$145.5
Adjusted EBITDA	238.0	35.5	60.8	26.4	(184.3)
Adjusted EBITDA as a % of net sales	7.5%	2.7%	2.2%	2.8%	*
* - not meaningful

See Note 17 of the Notes to Consolidated Financial Statements for a reconciliation of income (loss) before income taxes as reflected in the Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments.

Packaging

The table below presents selected data with respect to the Packaging segment:

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
				Increase (Decrease)		Increase (Decrease)
(in millions)	2019	2018	2017	$	%	$	%
Net sales	$3,446.3	$3,547.1	$3,157.8	$(100.8)	(2.8)%	$389.3	12.3%
Adjusted EBITDA	243.5	246.7	238.0	(3.2)	(1.3)%	8.7	3.7%
Adjusted EBITDA as a % of net sales	7.1%	7.0%	7.5%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2019 vs. 2018	2018 vs. 2017
Volume	$(140.1)	$410.4
Foreign currency	(8.4)	0.9
Price/Mix	47.7	(22.0)
	$(100.8)	$389.3

Comparison of the Years Ended December 31, 2019 and 2018
Net sales decreased $100.8 million, or 2.8%, compared to 2018. The net sales decrease was primarily attributable to decreased sales of films, corrugated products and food packaging.

Adjusted EBITDA decreased $3.2 million, or 1.3%, compared to 2018. The decrease in Adjusted EBITDA was primarily attributable to (i) a $12.2 million increase in selling and administrative expenses, (ii) a $4.8 million increase in distribution expenses and (iii) a decline in net sales, partially offset by cost of products sold decreasing at a faster rate than net sales. The increase in selling and administrative expenses was primarily driven by (i) an $8.3 million increase in personnel expenses associated with a reallocation of resources to support the Company's Packaging growth strategy and (ii) a $2.0 million increase in bad debt expense. The increase in distribution expenses was primarily due to an increase in facility rent mostly during the first half of 2019 related to replacing certain property leases, previously treated as financing arrangements (expenses included in depreciation and amortization and interest expense, net) with operating leases (expenses included in distribution expense).

Comparison of the Years Ended December 31, 2018 and 2017
Net sales increased $389.3 million, or 12.3%, compared to 2017. The net sales increase was primarily attributable to an increase in sales of corrugated products, equipment and parts and films due to increases in volume. In addition, $172.5 million of rigid packaging products were sold for the eight months with no comparable sales related to the acquisition of AAC on August 31, 2017.

Adjusted EBITDA increased $8.7 million, or 3.7%, compared to 2017 primarily due to the increase in net sales. The increase in net sales was partially offset by (i) a $35.1 million increase in distribution expenses, (ii) a $31.1 million increase in selling and administrative expenses and (iii) cost of products sold increasing at a faster rate than net sales. The increase in distribution expenses was primarily driven by increased utilization of the distribution network, which was evidenced by (i) an $11.9 million increase in facilities rent and other related expenses primarily due to replacing certain property leases, which were previously treated as financing arrangements (expenses included in depreciation and amortization and interest expense, net) with operating leases (expenses included in distribution expenses), (ii) a $6.5 million increase in personnel expenses and (iii) a $4.2 million increase in freight and logistics expenses driven primarily by increased third-party freight costs and diesel fuel prices. Additionally, there was a $10.3 million increase in distribution expenses for the eight months with no comparable expenses related to the acquisition of AAC on August 31, 2017. The increase in selling and administrative expenses was driven by (i) a $17.6 million increase for the eight months with no comparable expenses related to the acquisition of AAC, (ii) an

$11.1 million increase in personnel expenses associated with increased headcount to support the Company's Packaging growth strategy and (iii) a $2.6 million increase in bad debt expense.

Facility Solutions

The table below presents selected data with respect to the Facility Solutions segment:

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
				Increase (Decrease)		Increase (Decrease)
(in millions)	2019	2018	2017	$	%	$	%
Net sales	$1,181.8	$1,311.7	$1,309.7	$(129.9)	(9.9)%	$2.0	0.2%
Adjusted EBITDA	33.1	29.0	35.5	4.1	14.1%	(6.5)	(18.3)%
Adjusted EBITDA as a % of net sales	2.8%	2.2%	2.7%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2019 vs. 2018	2018 vs. 2017
Volume	$(129.0)	$11.3
Foreign currency	(6.5)	—
Price/Mix	5.6	(9.3)
	$(129.9)	$2.0

Comparison of the Years Ended December 31, 2019 and 2018
Net sales decreased $129.9 million, or 9.9%, compared to 2018. The net sales decrease was primarily attributable to decreased sales of food service products, towels and tissues and chemicals. The decrease in net sales was also due to strategic decisions to exit certain customer relationships that were not aligned with the Company's product and service capabilities. During the 2019 third quarter the Company began exiting a branded re-distribution business which was substantially completed by year-end 2019. Net sales associated with this business decreased $53.7 million from 2018 and have historically been approximately 12% of the Facility Solutions segment.

Adjusted EBITDA increased $4.1 million, or 14.1%, compared to 2018. The increase in Adjusted EBITDA was primarily attributable to (i) a $17.9 million decrease in distribution expenses, (ii) a $10.2 million decrease in selling and administrative expenses and (iii) cost of products sold decreasing at a faster rate than net sales, partially offset by a decline in net sales. The decrease in distribution expenses was primarily driven by (i) an $8.0 million decrease in freight and logistics expenses, primarily driven by a decrease in third-party freight and fuel expenses, (ii) a $6.2 million decrease in personnel expenses and (iii) a $3.1 million decrease in facilities rent and other related expenses. The decrease in selling and administrative expenses was primarily driven by a $8.8 million decrease in personnel expenses.

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

Print

The table below presents selected data with respect to the Print segment:

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
				Increase (Decrease)		Increase (Decrease)
(in millions)	2019	2018	2017	$	%	$	%
Net sales	$2,104.6	$2,676.7	$2,793.7	$(572.1)	(21.4)%	$(117.0)	(4.2)%
Adjusted EBITDA	43.1	64.0	60.8	(20.9)	(32.7)%	3.2	5.3%
Adjusted EBITDA as a % of net sales	2.0%	2.4%	2.2%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2019 vs. 2018	2018 vs. 2017
Volume	$(678.7)	$(219.2)
Foreign currency	(4.7)	0.2
Price/Mix	111.3	102.0
	$(572.1)	$(117.0)

Comparison of the Years Ended December 31, 2019 and 2018
Net sales decreased $572.1 million, or 21.4%, compared to 2018. The net sales decrease was primarily attributable to the continued secular decline in the paper industry as well as managing risk in the Print segment through strategic adjustments to the Company's customer base and product offerings, partially offset by higher market prices.

Adjusted EBITDA decreased $20.9 million, or 32.7%, compared to 2018. The Adjusted EBITDA decrease was primarily driven by the decline in net sales and cost of products sold decreasing at a slower rate than net sales, partially offset by (i) a $41.0 million decrease in selling and administrative expenses and (ii) a $24.2 million decrease in distribution expenses. The decrease in selling and administrative expenses was primarily due to (i) a $26.0 million decrease in personnel expenses due to a decrease in commission expense driven by lower net sales and a decrease in headcount and commission expense related to the Print segment restructuring plan and (ii) a $13.1 million decrease in bad debt expense. The decrease in distribution expenses was driven by (i) a $12.4 million decrease in freight and logistics expenses, primarily driven by a decrease in third-party freight and fuel expenses and (ii) a $9.7 million decrease in personnel expenses.

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

Publishing

The table below presents selected data with respect to the Publishing segment:

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
				Increase (Decrease)		Increase (Decrease)
(in millions)	2019	2018	2017	$	%	$	%
Net sales	$798.0	$1,019.2	$958.0	$(221.2)	(21.7)%	$61.2	6.4%
Adjusted EBITDA	21.4	24.6	26.4	(3.2)	(13.0)%	(1.8)	(6.8)%
Adjusted EBITDA as a % of net sales	2.7%	2.4%	2.8%

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2019 vs. 2018	2018 vs. 2017
Volume	$(267.3)	$(5.1)
Foreign currency	—	0.9
Price/Mix	46.1	65.4
	$(221.2)	$61.2

Comparison of the Years Ended December 31, 2019 and 2018
Net sales decreased $221.2 million, or 21.7%, compared to 2018. The net sales decrease was primarily attributable to the continued secular decline in the paper industry as well as managing risk in the Publishing segment through strategic adjustments to the Company's customer base, partially offset by higher market prices.

Adjusted EBITDA decreased $3.2 million, or 13.0%, compared to 2018. The Adjusted EBITDA decrease was primarily attributable to the decline in net sales, partially offset by cost of products sold decreasing at a faster rate than net sales, and a $5.0 million decrease in selling and administrative expenses which was primarily driven by a decrease in personnel expenses.

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

Corporate & Other

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
				Increase (Decrease)		Increase (Decrease)
(in millions)	2019	2018	2017	$	%	$	%
Net sales	$128.7	$141.5	$145.5	$(12.8)	(9.0)%	$(4.0)	(2.7)%
Adjusted EBITDA	(185.2)	(178.9)	(184.3)	(6.3)	(3.5)%	5.4	2.9%

Comparison of the Years Ended December 31, 2019 and 2018
Net sales decreased $12.8 million, or 9.0%, compared to 2018, driven by a decrease in volume of freight brokerage services.

Adjusted EBITDA decreased $6.3 million, or 3.5%, compared to 2018, primarily driven by (i) a $2.9 million increase in incentive compensation driven by strong cash flow results, (ii) a $1.4 million increase in casualty insurance losses and (iii) the decline in net sales.

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

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility.  The following table sets forth a summary of cash flows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Net cash provided by (used for):
Operating activities	$281.0	$15.0	$36.6
Investing activities	(33.6)	(21.7)	(126.2)
Financing activities	(273.9)	(8.7)	99.2

Analysis of Cash Flows

The Company ended 2019 with $38.0 million in cash, a decrease of $26.3 million over the prior year-end balance. Cash flow from operations was $281.0 million in 2019 compared with $15.0 million in 2018. The improvement in cash flow from operations was primarily due to a decrease in working capital, driven by the decline in net sales and management's focus on working capital improvement. The factors driving cash flow from operating activities in 2019 were: (i) a $252.3 million decrease in accounts receivable and related party receivable, (ii) a $139.7 million decrease in inventories and (iii) a $37.1 million decrease in other current assets. The increase in cash from operating activities was partially offset by: (i) a net loss, (ii) a $199.7 million decrease in accounts payable and related party payable and (iii) a $22.4 million decrease in other accrued liabilities. The primary uses of cash during 2019 were: (i) $260.5 million from a net decrease in revolving loan borrowings under the ABL Facility, (ii) $34.1 million for property and equipment additions, of which $22.7 million were ordinary capital expenditures and $11.4 million were integration-related capital expenditures and (iii) $20.0 million for payments under other contingent consideration.

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

For information regarding the Company's cash flows for 2017, refer to the "Liquidity and Capital Resources" section of Item 7 of the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.

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

The ABL Facility matures on August 11, 2021. The ABL Facility provides for the right of the individual lenders to extend the maturity date of their respective commitments and loans upon the request of Veritiv and without the consent of any other lenders. The ABL Facility may be prepaid at Veritiv's option at any time without premium or penalty and is subject to mandatory prepayment if the amount outstanding under the ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. In conjunction with the ABL Facility, the Company incurred and deferred financing fees, which are reflected in other non-current assets in the Consolidated Balance Sheets, and will be amortized to interest expense on a straight-line basis over the term of the ABL Facility.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At December 31, 2019 the above test was not applicable and is not expected to be applicable in the next 12 months.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of December 31, 2019, the available additional borrowing capacity under the ABL Facility was approximately $282.1 million. As of December 31, 2019, the Company held $12.1 million in outstanding letters of credit.

Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker's acceptance rate or base rate plus a margin rate. For the years ended December 31, 2019 and 2018, the weighted-average borrowing interest rates were 3.4% and 4.6%, respectively.

International Paper had a potential earn-out payment of up to $100.0 million that would have become due in 2020 if Veritiv's aggregate EBITDA for fiscal years 2017, 2018 and 2019 had exceeded an agreed-upon target of $759.0 million, subject to certain adjustments. Based on actual results for 2017, 2018 and 2019, Veritiv did not meet the agreed-upon target value and thus will not be required to make the earn-out payment in 2020.
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

All of the cash held by Veritiv's non-U.S. subsidiaries is available for general corporate purposes. Veritiv considers the earnings of certain non-U.S. subsidiaries to be permanently invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and management's specific plans for reinvestment of those subsidiary earnings. The table below summarizes the Company's cash positions as of December 31, 2019 and 2018:

	As of December 31,
(in millions)	2019	2018
Cash held in the U.S.	$23.3	$50.5
Cash held in foreign subsidiaries	14.7	13.8
Total Cash	$38.0	$64.3

Off-Balance Sheet Arrangements
Veritiv does not have any off-balance sheet arrangements as of December 31, 2019, other than leases that have not yet commenced and the letters of credit under the ABL Facility (see Note 3 and Note 7 of the Notes to Consolidated Financial Statements, respectively, for additional information on these items). The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The table below summarizes the Company's contractual and certain other long-term obligations as of December 31, 2019:

	Payment Due by Period
(in millions)	2020	2021 – 2022	2023 – 2024	After 2024	Total
Finance lease obligations (1)	$14.3	$27.3	$20.2	$31.3	$93.1
Operating lease obligations (2)	110.1	175.0	107.9	154.6	547.6
ABL Facility (3)	22.6	687.1	—	—	709.7
Deferred compensation (4)	3.7	6.6	5.0	5.4	20.7
Tax Receivable Agreement contingent liability (5)	0.3	6.9	10.2	19.5	36.9
MEPP withdrawal obligations (6)	1.9	3.5	3.5	23.8	32.7
Federal income tax liability (7)	0.5	0.8	2.1	1.6	5.0
Total	$153.4	$907.2	$148.9	$236.2	$1,445.7
(1) Finance lease obligations include amounts classified as interest.
(2) Amounts shown are not presented net of contractual sublease rental income as it is immaterial.
(3) The ABL Facility will mature and the commitments thereunder will terminate after August 11, 2021. Interest payments included here were estimated using a simple interest method based on the year-end December 31, 2019 ABL Facility outstanding balance of $673.2 million and its corresponding year-end weighted-average interest rate of 3.4%. The 2021 payment amount shown above includes an estimated $673.2 million of principal balance.
(4) The deferred compensation obligation reflects gross cash payment amounts due for scheduled payments under the legacy Unisource plan and the Veritiv
Deferred Compensation Savings Plan.
(5) The Tax Receivable Agreement contingent liability reflects gross contingent obligation amounts excluding interest due to related party.
(6) The MEPP withdrawal obligations include final gross unpaid charges for four withdrawals where determinations have been issued.
(7) The federal income tax liability reflects amounts payable over the remaining six years resulting from the transition tax implemented in the Tax Act.

The table above does not include future expected Company contributions to its pension plans nor does it include future expected payments related to the partial withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund MEPP, as a final determination has not been made. Information related to the amounts of these future payments is described in Note 10 of the Notes to Consolidated Financial Statements. The table above also excludes the liability for uncertain tax positions and for unscheduled portions of the Veritiv Deferred Compensation Savings Plan, as the Company cannot predict with reasonable certainty the timing of future cash outflows associated with these liabilities.
See Note 1, Note 3, Note 7, Note 8, Note 9, Note 10 and Note 11 of the Notes to Consolidated Financial Statements for additional information related to these obligations.

The Company has recorded undiscounted charges related to the complete or partial withdrawal from various MEPPs. Charges not related to the Company's restructuring efforts are recorded as distribution expenses. Initial amounts are recorded as other non-current liabilities in the Consolidated Balance Sheets. See the table below for a summary of the net charges and the year-end balance sheet liability positions for the respective years ended December 31:

	Year Ended December 31,
(in millions)	Restructuring charges, net	Distribution expenses	Total Net Charges
2019	$1.5	$6.6	$8.1
2018	(2.8)	11.2	8.4
2017	17.4	2.1	19.5

	As of December 31,

(in millions)	Other accrued liabilities	Other non-current liabilities
2019	$1.9	$37.4
2018	0.7	32.5

Final charges for MEPP withdrawals are not known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determination. As of December 31, 2019, the Company has received determination letters resulting from six complete or partial withdrawals. Of those, the liabilities for two withdrawals were settled with lump sum payments, one withdrawal was settled with payments over a nine month period, and three withdrawals are expected to occur over an approximate 20-year period. The Company has not yet received the determination letter for the partial withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund. See Note 10, for additional information regarding these transactions.

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

Revenue Recognition

The Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606"), on January 1, 2018, using the modified retrospective approach for all contracts not completed as of the date of adoption, with no impact to the opening retained earnings. Results for periods beginning after January 1, 2018 are presented following the guidance of Topic 606, while prior period amounts are not adjusted and continue to be reported following the Company's historical accounting under the accounting standards in effect for those periods.

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

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Consolidated Balance Sheets.

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

Integration and acquisition expenses include internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate its businesses. See Note 5 of the Notes to Consolidated Financial Statements for a breakdown of these expenses. Integration and acquisition expenses are differentiated from restructuring charges as restructuring charges primarily relate to contract termination costs, involuntary termination benefits and other direct costs associated with consolidating facilities and reorganizing functions.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the best estimate of losses inherent in the Company's accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding the customer's credit worthiness. Veritiv performs ongoing evaluations of its customers' financial condition and adjusts credit limits based upon payment history and the customer's current credit worthiness as determined by its review of their current financial information. The Company continuously monitors collections from its customers and maintains a provision for estimated credit losses based upon the customers' financial condition, collection experience and any other relevant customer specific information. Veritiv's assessment of this and other information forms the basis of its allowances.

If the financial condition of Veritiv's customers deteriorates, resulting in an inability to make required payments to the Company, or if economic conditions deteriorate, additional allowances may be deemed appropriate or required. If the allowance for doubtful accounts changed by 0.1% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pre-tax income would have been approximately $1.0 million.

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

At each measurement date, management determines the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments anticipated to be made under the plans. As of December 31, 2019, the weighted-average discount rates used to compute the benefit obligations were 2.98% and 3.10% for the U.S. and Canadian plans, respectively.

The expected long-term rate of return on plan assets is based upon the long-term outlook of the investment strategy as well as historical returns and volatilities for each asset class. Veritiv also reviews current levels of interest rates and inflation to assess the reasonableness of the long-term rates. The Company's pension plan investment objective is to ensure all of its plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rates of return used to calculate the pension expense for the year ended 2019 were 7.15% and 5.50% for the U.S. and Canadian plans, respectively.

The following illustrates the effects of a 1% change in the discount rate or return on plan assets on the 2019 net periodic pension cost and projected benefit obligation (in millions):

Assumption	Change	Net Periodic Benefit Cost	Projected Benefit Obligation
Discount rate	1% increase	$0.2	$(18.3)
	1% decrease	0.7	22.8
Return on plan assets	1% increase	(1.2)	N/A
	1% decrease	1.2	N/A

See Note 10 of the Notes to Consolidated Financial Statements for a comprehensive discussion of Veritiv's pension and postretirement benefit expense, including a discussion of the actuarial assumptions, the policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components.

Leases

The Company adopted ASU 2016-02, Leases (Topic 842) and its related interpretations ("Topic 842") on January 1, 2019, applying the additional transition approach available under ASU 2018-11, Leases, whereby the new lease standard is applied at the adoption date recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Upon adoption, the Company recorded (i) operating lease obligations and related right-of-use ("ROU") assets of approximately $428 million and (ii) an increase to retained earnings of approximately $2.7 million, primarily driven by the derecognition of the unamortized deferred gain from the 2017 sale of the Austin, Texas property.

Under Topic 842, the Company determines if an arrangement is a lease at lease inception and reviews lease arrangements for finance or operating lease classification at their commencement date. Operating leases are reported as part of other non-current assets, other accrued liabilities and other non-current liabilities on the Consolidated Balance Sheets. Finance leases are reported as part of property and equipment, net and debt obligations on the Consolidated Balance Sheets. The Company does not include leases with a term of twelve months or less on the Consolidated Balance Sheets. In order to value the ROU assets and related liabilities, the Company makes certain estimates and assumptions related to establishing the lease term, discount rates and variable lease payments (e.g., rent escalations tied to changes in the Consumer Price Index). The exercise of any lease renewal or asset purchase option is at the Company's sole discretion. The lease term for all of the Company's leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. Similar to a variable lease payment, certain delivery equipment leases include a provision for an amount the Company may be required to pay at the end of the lease for any residual value deficiency incurred by the lessor upon resale of the underlying asset. The Company uses the implicit rate of interest when it is available; however, as most of the Company's leases do not provide an implicit rate of interest, the Company uses its incremental borrowing rate based on information available at the lease commencement date in determining the discounted value of the lease payments. Lease expense and depreciation expense are recognized on a straight-line basis over the lease term, or for a finance lease, over the shorter of the life of the underlying asset or the lease term.

Impairment or Disposal of Long-Lived Assets and Goodwill

A long-lived asset is potentially impaired when the asset's carrying amount exceeds its expected future undiscounted cash flows. When this situation occurs, the Company must estimate the fair value of the long-lived asset and reduce the carrying amount to the fair value if it is less than the carrying amount. A goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairments of long-lived assets and goodwill are made annually in the fourth quarter, and when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management's best estimates of certain key factors. These key factors include future selling prices and volumes, operating, inventory, energy and freight costs and various other projected operating economic factors. As these key factors change in future periods, the Company will update its impairment analyses to reflect the latest estimates and projections.

Goodwill is reviewed for impairment on a reporting unit basis. The testing of goodwill for possible impairment is performed by completing a Step 0 test or electing to by-pass the Step 0 test and comparing the fair value of a reporting unit with its carrying value, including goodwill. The Step 0 test utilizes qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors include: macroeconomic conditions; industry and market considerations; overall financial performance and cost factors to determine whether a reporting unit is at risk for goodwill impairment. In the event a reporting unit fails the Step 0 goodwill impairment test, it is necessary to move forward with a comparison of the fair value of the reporting unit with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not considered to be impaired. If the fair value of a reporting unit is below the carrying value, a goodwill impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, any loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. In calculating the estimated fair value of its reporting units, Veritiv uses the projected future cash flows to be generated by each unit over the estimated remaining useful operating lives of the unit's assets, discounted using the estimated cost-of-capital discount rate for each reporting unit. These calculations require many estimates, including discount rates, future growth rates and cost and pricing trends for each reporting unit. Subsequent changes in economic and operating conditions can affect these assumptions and could result in additional interim testing and goodwill impairment charges in future periods. Upon completion, the resulting estimated fair values are then analyzed for reasonableness by comparing them to earnings multiples for historic industry business transactions and by comparing the sum of the reporting unit fair values to the fair value of the Company as a whole.

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

Derivative Instrument

Borrowings under the ABL Facility bear interest at a variable rate, based on LIBOR or the prime rate, in either case plus an applicable margin. From time to time, Veritiv may use interest rate cap agreements to manage the variable interest rate characteristics on a portion of the outstanding debt. The Company evaluates its outstanding indebtedness, market conditions, and the covenants contained in the ABL Facility in order to determine its tolerance for potential increases in interest expense that could result from changes in variable interest rates. In July 2015, the Company entered into an interest rate cap agreement which expired on July 1, 2019.

Effective September 13, 2019, the Company entered into a new interest rate cap agreement with an expiration date of September 13, 2022. The interest rate cap effectively limits the floating LIBOR-based portion of the interest rate. The interest rate cap covers $350.0 million of the Company's floating-rate debt at 2.75% plus the applicable credit spread. The Company paid $0.6 million for the interest rate cap. As of December 31, 2019, the interest rate cap had a fair value that was not significant. The fair value was estimated using observable market-based inputs including interest rate curves and implied volatilities (Level 2). The amount expected to be reclassified from accumulated other comprehensive loss ("AOCL") into earnings within the following 12 months is not significant. For the year ended December 31, 2019, the amount reclassified from AOCL into earnings was not significant. The Company designated the new interest rate cap as a cash flow hedge of exposure to changes in cash flows due to changes in the LIBOR-based portion of the interest rate above 2.75%.

The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in the interest rate. The Company attempts to manage exposure to counterparty credit risk primarily by selecting only counterparties that meet certain credit and other financial standards. The Company believes there has been no material change in the creditworthiness of its counterparty and believes the risk of nonperformance by such party is minimal. For additional information regarding Veritiv's debt arrangements, see Note 7 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

Veritiv's exposure to fluctuations in interest rates results primarily from its borrowings under the ABL Facility. Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker's acceptance rate or base rate plus a margin rate. LIBOR based loans can be set for durations of one week, or for periods of one to nine months. The margin rate amount can be adjusted upward or downward based upon usage under the line in two increments of 25 basis points. Veritiv's interest rate exposure under the ABL Facility results from changes in LIBOR, bankers' acceptance rates, the prime/base interest rates and actual borrowings. The weighted-average borrowing interest rate at December 31, 2019 was 3.4%. Based on the average borrowings under the ABL Facility during the year ended December 31, 2019, a hypothetical 100 basis point increase in the interest rate would result in approximately $7.6 million of additional interest expense.

Foreign Currency Exchange Rate Risk

Veritiv conducts business in various foreign currencies and is exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. This exposure is primarily related to international assets and liabilities, whose value could change materially in reference to the U.S. dollar reporting currency.

Veritiv's most significant foreign currency exposure primarily relates to fluctuations in the foreign exchange rate between the U.S. dollar and the Canadian dollar. Net sales from Veritiv's Canadian operations for the year ended December 31, 2019 represented approximately 9% of Veritiv's total net sales. Veritiv has not used foreign exchange currency options or futures agreements to hedge its exposure to changes in foreign exchange rates.

Fuel Price Risk

Due to the nature of Veritiv's distribution business, the Company is exposed to potential volatility in fuel prices. The cost of fuel affects the price paid for products as well as the costs incurred to deliver products to the Company's customers. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of the Company's control. Increased fuel costs may have a negative impact on the Company's results of operations and financial condition. In times of higher fuel prices, Veritiv may have the ability to pass a portion of the increased costs on to customers; however, there can be no assurance that the Company will be able to do so. Based on Veritiv's 2019 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would result in a potential increase of approximately $2.7 million in annual transportation fuel costs (excluding any amounts recovered from customers). Veritiv does not use derivatives to manage its exposure to fuel prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Veritiv Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veritiv Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2019, the Company adopted Accounting Standards Update 2016-02, "Leases (Topic 842)", using the modified retrospective approach.

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
February 27, 2020

We have served as the Company's auditor since 2013.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales (including sales to related party of $23.4, $28.0 and $32.2, respectively)	$7,659.4	$8,696.2	$8,364.7
Cost of products sold (including purchases from related party of $85.2, $146.5 and $181.6, respectively) (exclusive of depreciation and amortization shown separately below)	6,206.2	7,155.7	6,846.6
Distribution expenses	509.2	550.5	516.9
Selling and administrative expenses	823.3	867.6	875.7
Depreciation and amortization	53.5	53.5	54.2
Integration and acquisition expenses	17.5	31.8	36.5
Restructuring charges, net	28.8	21.3	16.7
Operating income (loss)	20.9	15.8	18.1
Interest expense, net	38.1	42.3	31.2
Other (income) expense, net	11.6	(16.3)	(11.2)
Income (loss) before income taxes	(28.8)	(10.2)	(1.9)
Income tax expense (benefit)	0.7	5.5	11.4
Net income (loss)	$(29.5)	$(15.7)	$(13.3)

Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$(1.84)	$(0.99)	$(0.85)

Weighted-average shares outstanding:
Basic and diluted	16.06	15.82	15.70
See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(29.5)	$(15.7)	$(13.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	3.7	(6.8)	5.7
Change in fair value of cash flow hedge, net of $0.0, $0.2 and $0.0 tax, respectively	0.0	0.5	0.0
Pension liability adjustments, net of $1.3, $0.0 and $(0.6) tax, respectively	3.9	(0.1)	(0.2)
Other comprehensive income (loss)	7.6	(6.4)	5.5
Total comprehensive income (loss)	$(21.9)	$(22.1)	$(7.8)

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$38.0	$64.3
Accounts receivable, less allowances of $43.8 and $62.0, respectively	910.8	1,181.4
Related party receivable	2.8	3.2
Inventories	552.9	688.2
Other current assets	126.1	147.2
Total current assets	1,630.6	2,084.3
Property and equipment (net of accumulated depreciation and amortization of $342.6 and $320.7, respectively)	216.9	206.7
Goodwill	99.6	99.6
Other intangibles, net	52.2	57.2
Deferred income tax assets	57.0	56.5
Other non-current assets	454.8	25.4
Total assets	$2,511.1	$2,529.7
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$476.9	$641.9
Related party payable	4.3	9.3
Accrued payroll and benefits	53.9	56.5
Other accrued liabilities	183.8	134.7
Current portion of debt	12.6	6.7
Financing obligations, current portion	—	0.6
Total current liabilities	731.5	849.7
Long-term debt, net of current portion	742.4	963.6
Financing obligations, net of current portion	—	23.6
Defined benefit pension obligations	15.7	21.1
Other non-current liabilities	485.3	128.6
Total liabilities	1,974.9	1,986.6
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 16.4 million and 16.2 million, respectively; shares outstanding - 16.1 million and 15.9 million, respectively	0.2	0.2
Additional paid-in capital	618.0	605.7
Accumulated (deficit) earnings	(35.3)	(8.5)
Accumulated other comprehensive loss	(33.1)	(40.7)
Treasury stock at cost - 0.3 million shares in 2019 and 2018	(13.6)	(13.6)
Total shareholders' equity	536.2	543.1
Total liabilities and shareholders' equity	$2,511.1	$2,529.7

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income (loss)	$(29.5)	$(15.7)	$(13.3)
Depreciation and amortization	53.5	53.5	54.2
Amortization of deferred financing fees	2.6	2.6	2.6
Net losses (gains) on dispositions of property and equipment	0.6	(18.5)	(25.7)
Goodwill and long-lived asset impairment charges	—	0.4	8.4
Provision for allowance for doubtful accounts	14.9	27.1	15.9
Deferred income tax (benefit) provision	(2.7)	2.0	1.9
Stock-based compensation	14.6	18.1	15.7
Other non-cash items, net	11.9	(8.3)	(8.8)
Changes in operating assets and liabilities
Accounts receivable and related party receivable	252.3	(43.9)	(101.9)
Inventories	139.7	26.4	30.1
Other current assets	37.1	(23.2)	(8.4)
Accounts payable and related party payable	(199.7)	(15.9)	48.3
Accrued payroll and benefits	(2.9)	(16.6)	(11.3)
Other accrued liabilities	(22.4)	17.2	13.6
Other	11.0	9.8	15.3
Net cash provided by (used for) operating activities	281.0	15.0	36.6
Investing activities
Property and equipment additions	(34.1)	(45.4)	(32.5)
Proceeds from asset sales	0.5	23.7	51.1
Cash paid for purchase of business, net of cash acquired	—	—	(144.8)
Net cash provided by (used for) investing activities	(33.6)	(21.7)	(126.2)
Financing activities
Change in book overdrafts	26.2	(16.2)	(40.5)
Borrowings of long-term debt	6,746.5	5,805.3	4,898.8
Repayments of long-term debt	(7,007.0)	(5,767.3)	(4,731.5)
Payments under right-of-use finance leases and capital leases, respectively	(9.1)	(6.7)	(2.7)
Payments under financing obligations (including obligations to related party of $0.0, $8.6 and $15.0, respectively)	—	(9.3)	(16.4)
Payments under Tax Receivable Agreement	(7.8)	(9.9)	(8.5)
Payments under other contingent consideration	(20.0)	(2.5)	—
Other	(2.7)	(2.1)	—
Net cash provided by (used for) financing activities	(273.9)	(8.7)	99.2
Effect of exchange rate changes on cash	0.2	(0.6)	1.1
Net change in cash	(26.3)	(16.0)	10.7
Cash at beginning of period	64.3	80.3	69.6
Cash at end of period	$38.0	$64.3	$80.3
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$4.8	$2.4	$3.7
Cash paid for interest	34.7	38.9	27.6
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases and capital leases, respectively	$22.3	$31.5	$17.8
Non-cash additions to other non-current assets for right-of-use operating leases	129.3	—	—
Contingent consideration for purchase of business: Earn-out	—	—	22.2
See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock Issued		Additional Paid-in Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2016	16.0	$0.2	$574.5	$19.7	$(39.0)	(0.3)	$(13.6)	$541.8
Net income (loss)				(13.3)				(13.3)
Other comprehensive income (loss)					5.5			5.5
Stock-based compensation			15.7					15.7
Balance at December 31, 2017	16.0	$0.2	$590.2	$6.4	$(33.5)	(0.3)	$(13.6)	$549.7
Net income (loss)				(15.7)				(15.7)
Other comprehensive income (loss)					(6.4)			(6.4)
Tax impact of adoption of ASU 2018-02				0.8	(0.8)			0.0
Stock-based compensation			18.1					18.1
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(2.6)					(2.6)
Balance at December 31, 2018	16.2	$0.2	$605.7	$(8.5)	$(40.7)	(0.3)	$(13.6)	$543.1
Net income (loss)				(29.5)				(29.5)
Other comprehensive income (loss)					7.6			7.6
Adoption impact - Accounting Standards Update 2016-02				2.7				2.7
Stock-based compensation			14.6					14.6
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(2.3)					(2.3)
Balance at December 31, 2019	16.4	$0.2	$618.0	$(35.3)	$(33.1)	(0.3)	$(13.6)	$536.2

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business distributor of packaging, facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established on July 1, 2014 (the "Distribution Date"), following the merger (the "Merger") of International Paper Company's ("International Paper") xpedx distribution solutions business ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource"). On July 2, 2014, Veritiv's common stock began regular-way trading on the New York Stock Exchange under the ticker symbol "VRTV". Veritiv operates from approximately 150 distribution centers primarily throughout the United States ("U.S."), Canada and Mexico.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all of the Company's subsidiaries. All significant intercompany transactions between Veritiv's businesses have been eliminated. As a result of adopting Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) on January 1, 2019, applying the additional transition approach, which is a prospective approach, the accounting for operating leases for periods prior to 2019 has not been revised and results are reported in accordance with prior U.S. GAAP. See the adoption impact in the Recently Issued Accounting Standards section of this note. As a result of adopting ASU 2017-07, Compensation-Retirement Benefits (Topic 715) on January 1, 2018, certain amounts for the year ended December 31, 2017 were reclassified to conform to the new presentation. See the adoption impact in the Notes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, revenue recognition, right-of-use ("ROU") asset and liability valuations, accounts and notes receivable valuations, inventory valuation, employee benefit plans, income tax contingency accruals and valuation allowances, recognition of the Tax Cuts and Jobs Act (the "Tax Act"), multi-employer pension plan ("MEPP") withdrawal liabilities, contingency accruals and goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Estimates are revised as additional information becomes available.

Summary of Significant Accounting Policies

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") on January 1, 2018, using the modified retrospective approach for all contracts not completed as of the date of adoption, with no impact to the opening retained earnings.

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

Under prior revenue recognition guidance -

Revenue was recognized when persuasive evidence of an arrangement existed, the price was fixed or determinable, collectability was reasonably assured and delivery had occurred. Revenue was recognized when the customer took title and assumed the risks and rewards of ownership. When management could not conclude collectability was reasonably assured for shipments to a particular customer, revenue associated with that customer was not recognized until cash was collected or management was otherwise able to establish that collectability was reasonably assured. Sales transactions with customers were designated free on board ("f.o.b.") destination and revenue was recorded when the product was delivered to the customer's delivery site, when title and risk of loss were transferred. Certain revenues were derived from shipments arranged by the Company made directly from a manufacturer to a customer. The Company was considered to be a principal to these transactions because, among other factors, it controlled pricing to the customer, bore the credit risk of the customer defaulting on payment and was the primary obligor. Revenues from these sales were reported on a gross basis in the Consolidated Statements of Operations and amounted to $3.0 billion for the year ended December 31, 2017. Taxes collected from customers relating to product sales and remitted to governmental authorities were accounted for on a net basis. Accordingly, such taxes were excluded from both net sales and expenses.

Purchase Incentives

Veritiv enters into agreements with suppliers that entitle Veritiv to receive rebates, allowances and other discounts based on the attainment of specified purchasing levels or sales to certain customers. Purchase incentives are recorded as a reduction to inventory and recognized in cost of products sold when the sale occurs. During the year ended December 31, 2019, approximately 35% of the Company's purchases were made from ten suppliers.

Distribution Expenses

Distribution expenses consist of storage, handling and delivery costs including freight to the Company's customers' destinations. Handling and delivery costs were $346.9 million, $398.0 million and $380.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Integration and Acquisition Expenses

Integration and acquisition expenses are expensed as incurred. Integration and acquisition expenses include internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate its businesses.

Accounts Receivable and Allowances

Accounts receivable are recognized net of allowances. The allowance for doubtful accounts reflects the best estimate of losses inherent in the Company's accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. The other allowances balance is inclusive of returns, discounts and any other items affecting the realization of these assets. Accounts receivable are written-off when management determines they are uncollectible.

The components of the accounts receivable allowances were as follows:

	As of December 31,
(in millions)	2019	2018
Allowance for doubtful accounts	$30.4	$49.1
Other allowances	13.4	12.9
Total accounts receivable allowances	$43.8	$62.0

Below is a rollforward of the Company's accounts receivable allowances for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in millions)	2019	2018	2017
Balance at January 1,	$62.0	$44.0	$34.5
Add / (Deduct):
Provision for bad debt expense	13.8	26.5	15.9
Net write-offs and recoveries	(29.5)	(6.3)	(7.7)
Other adjustments(1)	(2.5)	(2.2)	1.3
Balance at December 31,	$43.8	$62.0	$44.0
(1) Other adjustments represent amounts reserved for returns and discounts, foreign currency translation adjustments and reserves for certain customer accounts where revenue is not recognized because collectability is not probable, and may include accounts receivable allowances recorded in connection with acquisitions.

Inventories

The Company's inventories are primarily comprised of finished goods and predominantly valued at cost as determined by the last-in first-out ("LIFO") method. Such valuations are not in excess of market. Elements of cost in inventories include the purchase price invoiced by a supplier, plus inbound freight and related costs and reduced by estimated volume-based discounts and early pay discounts available from certain suppliers. Approximately 81% and 85% of inventories were valued using the LIFO method as of December 31, 2019 and 2018, respectively. If the first-in, first-out method had been used, total inventory balances would be increased by approximately $93.8 million and $98.7 million at December 31, 2019 and 2018, respectively.

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

Veritiv maintains some of its inventory on a consignment basis in which the inventory is physically located at the customer's premises or a third-party warehouse. Veritiv had $30.7 million and $56.8 million of consigned inventory as of December 31, 2019 and 2018, respectively, valued on a LIFO basis, net of reserves.

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

The components of property and equipment, net were as follows:

(in millions)	As of December 31,
	2019	2018
Land, buildings and improvements	$96.4	$107.4
Machinery and equipment	167.9	159.7
Finance and capital leases, including assets related to financing obligations in the prior year, respectively	99.5	75.3
Internal use software	178.5	166.6
Construction-in-progress	17.2	18.4
Less: Accumulated depreciation and software amortization	(342.6)	(320.7)
Property and equipment, net	$216.9	$206.7

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Land is not depreciated, and construction-in-progress ("CIP") is not depreciated until ready for service. Leased property and leasehold improvements are amortized on a straight-line basis over the lease term or useful life of the asset, whichever is less.

Depreciation and amortization for property and equipment, other than land, finance leases and CIP, is based upon the following estimated useful lives:

Buildings	40 years
Leasehold improvements	1 to 20 years
Machinery and equipment	3 to 15 years
Internal use software	3 to 5 years

Additional property and equipment information is as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Depreciation expense (1)	$33.5	$33.2	$33.5
Amortization expense - internal use software	15.0	13.4	16.5
Depreciation and amortization expense related to property and equipment	$48.5	$46.6	$50.0

(1) Includes depreciation expense for finance leases, capital leases and assets related to financing obligations (including financing obligations with related party).
	As of December 31,
(in millions)	2019	2018
Accumulated depreciation on finance and capital leases, including assets related to financing obligations in the prior year, respectively	$22.9	$16.3
Unamortized internal use software costs, including amounts recorded in CIP	$32.6	$32.9
Upon retirement or other disposal of property and equipment, the cost and related amount of accumulated depreciation or accumulated amortization are eliminated from the asset and accumulated depreciation or accumulated amortization accounts, respectively. The difference, if any, between the net asset value and the proceeds is included in net income.

Leases

The Company adopted ASU 2016-02, Leases (Topic 842) and its related interpretations ("Topic 842") on January 1, 2019, applying the additional transition approach available under ASU 2018-11, Leases, whereby the new lease standard is applied at the adoption date recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Upon adoption, the Company recorded (i) operating lease obligations and related ROU assets of approximately $428 million and (ii) an increase to retained earnings of approximately $2.7 million, primarily driven by the derecognition of the unamortized deferred gain from the 2017 sale of the Austin, Texas property.

Under Topic 842 -

The Company determines if an arrangement is a lease at lease inception and reviews lease arrangements for finance or operating lease classification at their commencement date. Operating leases are reported as part of other non-current assets, other accrued liabilities and other non-current liabilities on the Consolidated Balance Sheets. Finance leases are reported as part of property and equipment, net and debt obligations on the Consolidated Balance Sheets. The Company does not include leases with a term of twelve months or less on the Consolidated Balance Sheets. In order to value the ROU assets and related liabilities, the Company makes certain estimates and assumptions related to establishing the lease term, discount rates and variable lease payments (e.g., rent escalations tied to changes in the Consumer Price Index ("CPI")). The exercise of any lease renewal or asset purchase option is at the Company's sole discretion. The lease term for all of the Company's leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. Similar to a variable lease payment, certain delivery equipment leases include a provision for an amount the Company may be required to pay at the end of the lease for any residual value deficiency incurred by the lessor upon resale of the underlying asset. The Company uses the implicit rate of interest when it is available; however, as most of the Company's leases do not provide an implicit rate of interest, the Company uses its incremental borrowing rate based on information available at the lease commencement date in determining the discounted value of the lease payments. Lease expense and depreciation expense are recognized on a straight-line basis over the lease term, or for a finance lease, over the shorter of the life of the underlying asset or the lease term.

Under prior lease accounting guidance -

The Company reviewed lease arrangements for capital or operating classification at lease inception. The term for all types of leases began on the date the Company became legally obligated for the rent payments or took possession of the asset, whichever was earlier. Assets subject to an operating lease and the related lease obligation were not recorded on the Company's balance sheet. The carrying value of the related equipment associated with capital leases was included within property and equipment, net and debt obligations on the Consolidated Balance Sheets. Certain capital leases included annual rate increases based on the CPI, which was included in the calculation of the initial lease obligation. The Company used the lower of the implicit rate of interest (if available) and its incremental borrowing rate in determining the discounted value of the lease payments for capital leases. Lease expense and depreciation expense were recognized on a straight-line basis over the lease term, or for a capital lease, over the shorter of the life of the underlying asset or the lease term.

See Note 3, Leases, for additional information related to the Company's leases.

Goodwill and Other Intangible Assets, Net

Goodwill relating to a single business reporting unit is included as an asset of the applicable segment. Goodwill arising from major acquisitions that involve multiple reportable segments is allocated to the reporting units based on the relative fair value of the reporting unit. Goodwill is reviewed by Veritiv for impairment on a reporting unit basis annually on October 1st or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The testing of goodwill for possible impairment is performed by completing a Step 0 test or electing to by-pass the Step 0 test and comparing the fair value of a reporting unit with its carrying value, including goodwill. The Step 0 test utilizes qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors include: macroeconomic conditions; industry and market considerations; overall financial performance and cost factors to determine whether a reporting unit is at risk for goodwill impairment. In the event a reporting unit fails the Step 0 goodwill impairment test, it is necessary to move forward with a comparison of the fair value of the reporting unit with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not considered to be impaired. If the fair value of a reporting unit is below the carrying value, a goodwill impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, any loss recognized will not exceed the total amount of goodwill allocated to the reporting unit.

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

See Note 6, Goodwill and Other Intangible Assets, for additional information related to the Company's goodwill and other intangible assets.

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

Employee Benefit Plans

The Company sponsors and/or contributes to defined contribution plans, defined benefit pension plans and MEPPs in the U.S. Except for certain union employees who continue to accrue benefits under the U.S. defined benefit pension plan in accordance with their collective bargaining agreements, as discussed below, the defined benefit pension plans are frozen. In addition, the Company and its subsidiaries have various pension plans and other forms of retirement arrangements outside the U.S. See Note 10, Employee Benefit Plans, for additional information related to these plans and arrangements.

The determination of defined benefit pension and postretirement plan obligations and their associated costs requires the use of actuarial computations to estimate participant plan benefits to which the employees will be entitled. The Company's significant assumptions in this regard include discount rates, rate of future compensation increases, expected long-term rates of return on plan assets, mortality rates, and other factors. Each assumption is developed using relevant company experience in conjunction with market-related data in the U.S. and Canada. All actuarial assumptions are reviewed annually with third-party consultants and adjusted, as necessary.

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

The Company also makes contributions to MEPPs for its union employees covered by such plans. For these plans, the Company recognizes a liability only for any required contributions to the plans or surcharges imposed by the plans that are accrued and unpaid at the balance sheet date. The Company does not record an asset or liability to recognize the funded status of the plans. The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability, as the final amount and timing is not assured. When a final determination of the withdrawal liability is received from the plan, the estimated charge is adjusted to the final amount determined by the plan.

Stock-Based Compensation

The Company measures and records compensation expense for all stock-based awards based on the grant date fair values over the vesting period of the awards. Forfeitures are recognized when they occur. See Note 15, Equity-Based Incentive Plans, for additional information.

Income Taxes

Veritiv's income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid.  Veritiv records its global tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates.  Where treatment of a position is uncertain, liabilities are recorded based upon an evaluation of the more likely than not outcome considering technical merits of the position.  Changes to recorded liabilities are made only when an identifiable event occurs that alters the likely outcome, such as settlement with the relevant tax authority or the expiration of statutes of limitation for the subject tax year.  Significant judgments and estimates are required in determining the consolidated income tax expense.

The Tax Act was signed into law on December 22, 2017 and makes broad and complex changes to the U.S. tax code. Veritiv recognized provisional estimates of the impact of the Tax Act in the year ended December 31, 2017 and as of the year ended December 31, 2018, the Company recorded additional tax expense. Although the Company considers these items complete, the determination of the Tax Act's income tax effects may change following future legislation or further interpretation of the Tax Act based on the publication of U.S. Treasury regulations and guidance from the Internal Revenue Service ("IRS") and state tax authorities.  Additionally, the Company has concluded the applicable accounting policy election associated with Global Intangible Low Tax Income ("GILTI") will be treated as a period cost.  See Note 8, Income Taxes, for additional details regarding the Tax Act.

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

Level 1 –	Quoted market prices in active markets for identical assets or liabilities.
Level 2 –	Observable market-based inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 –	Unobservable inputs for the asset or liability reflecting the reporting entity's own assumptions or external inputs from inactive markets.
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

Accounting for Derivative Instruments

The Company holds one interest rate cap agreement which is subject to ASC 815, Derivatives and Hedging. For those instruments that are designated and qualify as hedging instruments, a company must designate the instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation. A cash flow hedge refers to hedging the exposure to variability in expected future cash flows attributable to a particular risk. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCL until reclassified into earnings in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion, if any, is immediately recognized in earnings. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

Recently Issued Accounting Standards

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and its related interpretations. The standard requires lessees to recognize ROU assets and liabilities for leases with a lease term greater than twelve months on their balance sheet. The pattern and classification of expense recognition in a lessee's statement of operations will remain similar to prior accounting guidance. The new standard also eliminates the prior guidance related to real estate specific provisions. The guidance allows an entity to elect to adopt the standard using either a modified retrospective approach, applying the standard to leases that existed at the beginning of the earliest period presented and those entered into thereafter with restated comparative period financial statements, or an additional transition approach (under ASU 2018-11), which allows an entity to initially apply the new lease standard at the adoption date (January 1, 2019, for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard, will not be restated and will continue to be in accordance with prior U.S. GAAP (Topic 840, Leases). The Company adopted this ASU applying the additional transition approach. The standard permits entities to elect a package of practical expedients which must be applied consistently to all leases that commenced prior to the effective date. If the package of practical expedients is elected, entities do not need to reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company elected to apply the package of practical expedients to all leases that commenced prior to the date of adoption. The guidance also allows entities to make certain policy elections under the new standard, including: (i) the use of hindsight to determine lease term and when assessing existing right of use assets for impairment; (ii) a policy to not record short-term leases on the balance sheet; and (iii) a policy to not separate lease and non-lease components. The Company made a policy election to exclude short-term leases from the Consolidated Balance Sheet and to separate lease and non-lease components for most lease categories. The Company made a policy election to not use hindsight to determine lease term and when assessing existing ROU assets for impairment. Upon adoption, the Company recorded (i) operating lease obligations and related ROU assets of approximately $428 million and (ii) an increase to retained earnings of approximately $2.7 million, primarily driven by the derecognition of the unamortized deferred gain from the 2017 sale of the Austin, Texas property. The Company's debt covenants and bank capital requirements were not impacted by the adoption of this ASU. See Note 3, Leases, for additional information regarding the Company's leases.

Other Recently Adopted Accounting Standards

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - The standard replaces the previously required incurred loss impairment methodology with guidance that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to be considered in making credit loss estimates. The guidance requires application on a modified retrospective basis. Other application requirements exist for specific assets impacted by a more-than-insignificant credit deterioration since origination. The ASU is effective January 1, 2020. The Company adopted this ASU on January 1, 2020. The adoption did not materially impact the Consolidated Financial Statements.

ASU 2018-13, Fair Value Measurement (Topic 820) - The standard modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The ASU is effective January 1, 2020. The Company adopted this ASU on January 1, 2020. The adoption did not materially impact its financial statement disclosures.

ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update also require companies to expense capitalized implementation costs over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The amendments also stipulate presentation requirements for the Statement of Operations, Balance Sheet and Statement of Cash Flows. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The ASU is effective January 1, 2020. The Company adopted this ASU on January 1, 2020 on a prospective basis. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements and related disclosures.

ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20) - The standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans.  The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant.  The guidance requires application on a retrospective basis to all periods presented. The standard is effective December 31, 2020; early adoption is permitted. The Company adopted this ASU on December 31, 2019. The adoption did not materially impact its financial statement disclosures.

Recently Issued Accounting Standards Not Yet Adopted

ASU 2019-12, Income Taxes (Topic 740) - The standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The update also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The ASU is effective January 1, 2021; early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its Consolidated Financial Statements and related disclosures.

2. REVENUE RECOGNITION

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") on January 1, 2018, using the modified retrospective approach for all contracts not completed as of the date of adoption, with no impact to the opening retained earnings. Results for periods beginning after January 1, 2018 are presented following the guidance of Topic 606, while prior period amounts are not adjusted and continue to be reported following the Company's historical accounting under the accounting standards in effect for those periods. The Company elected to adopt certain practical expedients outlined in Topic 606. As such, Veritiv does not include sales tax in the transaction price and does recognize revenue in the amount to which it has a right to invoice the customer as it believes that amount corresponds directly with the value provided to the customer. Additionally, Veritiv utilized certain exceptions allowed under Topic 606, including: (i) not assessing whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer and (ii) not disclosing the value of unsatisfied performance obligations for contracts with an original estimated length of time to convert of one year or less.

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

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Consolidated Balance Sheets.

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

As of December 31, 2019 and 2018, the Company recognized estimated inventory returns of approximately $2.0 million and $2.5 million, respectively, which are included in inventories on the Consolidated Balance Sheets. Additionally, the Company recognized customer contract liabilities related to its customer deposits for equipment sales and payments received for bill-and-hold arrangements, which are included in accounts payable on the Consolidated Balance Sheets. See the table below for a summary of the changes to the customer contract liabilities for the years ended December 31, 2019 and 2018:

	Customer Contract Liabilities
(in millions)	2019	2018
Balance at January 1,	$17.7	$20.5
Payments received	46.1	55.0
Revenue recognized from beginning balance	(17.7)	(20.5)
Revenue recognized from current year receipts	(34.4)	(37.3)
Balance at December 31,	$11.7	$17.7

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

Certain revenues are derived from shipments which are made directly from a manufacturer to a Veritiv customer. The Company is considered to be a principal to these transactions because, among other factors, it maintains control of the goods after they leave the supplier and before they are received at the customer's location, in most cases it selects the supplier and sets the price to the customer, and it bears the risk of the customer defaulting on payment or rejecting the goods. Revenues from these sales are reported on a gross basis in the Consolidated Statements of Operations. Revenues from these sales amounted to $2.6 billion and $3.1 billion for the years ended December 31, 2019 and 2018, respectively. Comparably, under the previous revenue recognition standards, revenue from these sales amounted to $3.0 billion for the year ended December 31, 2017.

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

Veritiv evaluated the nature of the products and services provided to its customers as well as the nature of the customer and the geographical distribution of its customer base and determined that the best representative level of disaggregated revenue is the product category basis as shown in the segment results. The Company is able to serve a wide variety of customers, from large national companies to small local customers through its distribution network. Historically, the Company's ten largest customers have generated approximately 10% of its consolidated annual net sales. Veritiv's principal markets are concentrated primarily across North America with net sales in the U.S., Canada and Mexico of approximately 89%, 9% and 1%, respectively.

The following is a brief description of the Company's four reportable segments, organized by major product category:

•Packaging – The Packaging segment provides standard as well as custom and comprehensive packaging solutions for customers based in North America and in key global markets. The business is strategically focused on higher growth industries including light industrial/general manufacturing, food processing, fulfillment and internet retail, as well as niche verticals based on geographical and functional expertise. This segment also provides supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting and fulfillment.

•Facility Solutions – The Facility Solutions segment sources and sells cleaning, break-room and other supplies such as towels, tissues, wipers and dispensers, can liners, commercial cleaning chemicals, soaps and sanitizers, sanitary maintenance supplies and equipment, safety and hazard supplies, and shampoos and amenities primarily in North America. Additionally, the Company offers total cost of ownership solutions with re-merchandising, budgeting and compliance reporting, and inventory management.

•Print – The Print segment sells and distributes commercial printing, writing, copying, digital, specialty products, graphics consumables and graphics equipment primarily in North America. This segment also includes customized paper conversion services of commercial printing paper for distribution to document centers and form printers. Veritiv's broad geographic platform of operations coupled with the breadth of paper and graphics products, including exclusive private brand offerings, provides a foundation to service national, regional and local customers across North America.

•Publishing – The Publishing segment sells and distributes coated and uncoated commercial printing papers to publishers, retailers, converters, printers and specialty businesses for use in magazines, catalogs, books, directories, gaming, couponing, retail inserts and direct mail primarily in the U.S. This segment also provides print management, procurement and supply chain management solutions to simplify paper and print procurement processes for its customers.

The Company's consolidated financial results also include a "Corporate & Other" category which includes certain assets and costs not primarily attributable to any of the reportable segments. Corporate & Other also includes the Veritiv logistics solutions business which provides transportation and warehousing solutions.

See Note 17, Segment Information, for the disaggregation of revenue and other information related to the Company's reportable segments and Corporate & Other.

3. LEASES

The Company adopted Topic 842 and its related interpretations on January 1, 2019, applying the additional transition approach, available under ASU 2018-11, Leases, whereby the new lease standard is applied at the adoption date recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the reporting for the comparative periods presented in the financial statements in which the new lease standard is adopted will continue to be reported in accordance with Topic 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed for the carry-forward of historical lease classification. The Company did not elect the hindsight practical expedient in determining lease terms for existing leases and when assessing existing ROU assets for impairment. The Company does not expect the new accounting standard to have a material effect on future financial results as the adoption did not change the lease classifications of its historical operating leases. The Company's accounting for finance leases, previously reported as capital leases and financing obligations, remained unchanged except for the Company's one non-related party failed sale-leaseback. The Company determined that upon transition to Topic 842, the previously reported failed sale-leaseback financing obligation would be reported as a finance lease, and its land operating lease would now be combined with its building finance lease and reported together as one finance lease. Finance leases are reported as part of property and equipment, net and debt obligations on the Consolidated Balance Sheets. The Company elected the practical expedients permitted under Topic 842 and made accounting policy elections to (i) not include short-term leases on the balance sheets and (ii) not separate lease and non-lease components for its delivery equipment leases. The Company determines if an arrangement is a lease at lease inception and reviews lease arrangements for finance or operating lease classification at their commencement date. The Company leases certain property and equipment used for operations to limit exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment.

As of December 31, 2019, the Company operated from approximately 150 distribution centers of which approximately 140 were leased. These facilities are strategically located throughout the U.S., Canada and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions. Real estate leases generally carry lease terms of three to seven years. Delivery equipment leases generally carry lease terms of three to eight years and other non-real estate leases generally carry lease terms of three to five years. In order to value the ROU assets and related liabilities, the Company makes certain estimates and assumptions related to establishing the lease term, discount rates and variable lease payments (e.g., rent escalations tied to changes in the CPI). The exercise of any lease renewal or asset purchase option is at the Company's sole discretion. The lease term for all of the Company's leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. Similar to a variable lease payment, certain delivery equipment leases include a provision for an amount the Company may be required to pay at the end of the lease for any residual value deficiency incurred by the lessor upon resale of the underlying asset. The Company uses the implicit rate of interest when it is available; however, as most of the Company's leases do not provide an implicit rate of interest, the Company uses its incremental borrowing rate based on information available at the lease commencement date in determining the discounted value of the lease payments. Lease expense and depreciation expense are recognized on a straight-line basis over the lease term, or for a finance lease, over the shorter of the life of the underlying asset or the lease term.

The components of lease expense were as follows:

(in millions)		Year Ended December 31, 2019
Lease Classification	Financial Statement Classification
Short-term lease expense(1)	Operating expenses	$7.1

Operating lease expense(2)	Operating expenses	$113.9

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$10.8
Interest expense	Interest expense, net	2.3
Total finance lease expense		$13.1

Total Lease Cost		$134.1
(1) Short-term lease expense is comprised of expenses related to leases with a term of twelve months or less, which includes expenses related to month-to month leases.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were immaterial for the year ended December 31, 2019.

Supplemental balance sheet and other information were as follows:

(in millions, except weighted-average data)		December 31, 2019
Lease Classification	Financial Statement Classification
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$429.2

Operating lease obligations - current	Other accrued liabilities	$90.5
Operating lease obligations - non-current	Other non-current liabilities	376.6
Total operating lease obligations		$467.1

Weighted-average remaining lease term in years		6.6
Weighted-average discount rate		4.6%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$76.6

Finance lease obligations - current	Current portion of debt	$11.5
Finance lease obligations - non-current	Long-term debt, net of current portion	69.2
Total finance lease obligations		$80.7

Weighted-average remaining lease term in years		7.8
Weighted-average discount rate		3.4%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Year Ended December 31, 2019
Lease Classification	Financial Statement Classification
Operating Leases:
Operating cash flows from operating leases	Operating activities	$109.5

Finance Leases:
Operating cash flows from finance leases	Operating activities	$2.3
Financing cash flows from finance leases	Financing activities	9.1

Lease Commitments

Future minimum lease payments at December 31, 2019 were as follows:

(in millions)	Finance Leases	Operating Leases(1)
2020	$14.3	$110.1
2021	13.9	95.2
2022	13.4	79.8
2023	11.0	58.8
2024	9.2	49.1
Thereafter	31.3	154.6
Total future minimum lease payments	93.1	547.6
Amount representing interest	(12.4)	(80.5)
Total future minimum lease payments, net of interest	$80.7	$467.1
(1) Future sublease income is not included in the above table as the amount is immaterial.

Total future minimum lease payments at December 31, 2019 for finance and operating leases, including the amount representing interest, are comprised of $553.4 million for real estate leases and $87.3 million for non-real estate leases.

At December 31, 2019, the Company had committed to additional future obligations of approximately $0.8 million for one operating lease of real estate that has not yet commenced and therefore is not included in the table above. This lease is expected to commence in February 2020 and has a lease term of five years.

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

Operating Leases - prior to the adoption of Topic 842

Certain properties and equipment are leased under cancelable and non-cancelable agreements. The Company recorded rent expense of $118.1 million and $106.3 million for the years ended December 31, 2018 and 2017, respectively.

Other Lease Transactions

In connection with Bain Capital Fund VII, L.P.'s acquisition of its 60% interest in UWWH on November 27, 2002, Unisource transferred 40 of its U.S. warehouse and distribution facilities (the "Properties") to Georgia-Pacific who then sold 38 of the Properties to an unrelated third party (the "Purchaser/Landlord"). Contemporaneously with the sale, Georgia-Pacific entered into lease agreements with the Purchaser/Landlord with respect to the individual 38 Properties and concurrently entered into sublease agreements with Unisource, which expired in June 2018. As a result of certain forms of continuing involvement, these transactions did not qualify for sale-leaseback accounting. Accordingly, the leases were classified as financing transactions. As of June 30, 2018, the financing obligations for all of the related party financed Properties were either terminated early or had expired in accordance with their terms. Through formal termination or natural expiration of these agreements, the involvement of Georgia-Pacific (the related party) ceased and the leases no longer qualified as failed sale-leaseback financing obligations. Of the original 38 financing obligations to related party Properties, 27 were settled by the return of the Properties to the landlord. The Company currently leases one property that is directly owned by Georgia-Pacific and has classified it as an operating lease in accordance with the accounting guidance. See Note 5, Integration, Acquisition and Restructuring Charges, for additional information regarding the related party failed-sale leaseback agreements.

In May 2017, the Company entered into a purchase and sale agreement under which Veritiv agreed to sell its Austin, Texas facility to an unrelated third party. Upon the closing of the sale, Veritiv entered into a lease of the facility for an initial period of ten years with two optional five-year renewal terms. The sale-leaseback transaction did not provide for any continuing involvement by the Company other than a normal lease for use of the property during the lease term. The transaction resulted in net cash proceeds of $9.1 million and a related deferred gain of $5.4 million. Prior to 2019, the Company recognized a portion of the gain on a straight-line basis over the initial ten-year lease period as a reduction to selling and administrative expenses in the Consolidated Statements of Operations. Upon the Company's adoption of ASU 2016-02 on January 1, 2019, it recognized an increase to retained earnings of $2.7 million, primarily driven by the derecognition of the unamortized gain from the sale of this property.

4. 2017 ACQUISITION

On August 31, 2017 (the "Acquisition Date"), Veritiv completed its acquisition of 100% of the equity interests in various All American Containers entities (collectively, "AAC"), a family owned and operated distributor of rigid packaging products, including plastic, glass and metal containers, caps, closures and plastic pouches. The acquisition of AAC aligns with the Company's strategy of investing in higher growth and higher margin segments of the business. Through the acquisition, Veritiv gains expertise in rigid plastic, glass and metal packaging that complements its portfolio of packaging products and services. This acquisition also provides Veritiv with additional marketing, selling and distribution channels into the growing U.S. rigid packaging market. The rigid packaging market's primary product categories include paperboard, plastics, metals and glass.

Acquisition-related costs of approximately $0.6 million and $7.3 million were expensed as incurred and were recognized in integration and acquisition expenses on the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, respectively. These charges are included in the table in Note 5, Integration, Acquisition and Restructuring Charges, and related primarily to legal, consulting and other professional fees, retention and other costs to integrate the business. All costs associated with the acquisition of AAC, including capitalized goodwill, will be deductible for tax purposes.

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

Goodwill arising from the acquisition of AAC consists largely of the expected synergies and other benefits from combining operations. The goodwill was allocated 100% to the Company's Packaging reportable segment.

Pro Forma Impact (unaudited)

The operating results of AAC are included in the Company's financial statements from September 1, 2017 through December 31, 2019 and are reported as part of the Packaging reportable segment.

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

(Unaudited)
(in millions, except share and per share data)	Year Ended December 31, 2017
Net sales	$8,527.6
Net loss	(7.2)
Basic loss per share	$(0.46)
Weighted-average shares outstanding - Basic	15.70

The unaudited pro forma information reflects primarily the following pre-tax adjustments:
•Acquisition and integration expenses of $8.9 million have been eliminated.
•Pro forma net loss includes incremental amortization expense of $2.5 million.
•Pro forma net loss includes incremental interest expense of $2.0 million.

A combined U.S. federal statutory and state rate of 39.0% was used to determine the after-tax impact on net loss of the pro forma adjustments.

5. INTEGRATION, ACQUISITION AND RESTRUCTURING CHARGES

Merger of xpedx and Unisource

The Company incurred net costs and charges associated with achieving cost savings and other synergies from the Merger (excluding charges relating to the complete or partial withdrawal from MEPPs and including cash proceeds from sales of assets related to consolidation) of $337.0 million from the Distribution Date through December 31, 2019. Included in the costs were $117.4 million for capital expenditures, primarily consisting of information technology infrastructure, systems integration and planning. As of December 31, 2019, the integration and restructuring plans related to the Merger are complete and no further costs or charges are expected.

Integration and Acquisition Expenses

During the years ended December 31, 2019, 2018 and 2017, Veritiv incurred costs and charges related primarily to: internally dedicated integration management resources, retention compensation, information technology conversion costs, rebranding, professional services and other costs to integrate its businesses. The following table summarizes the components of integration and acquisition expenses:

	Year Ended December 31,
(in millions)	2019	2018	2017
Integration management	$10.4	$17.3	$14.5
Retention compensation	1.0	0.5	0.2
Information technology conversion costs	3.4	8.1	8.8
Rebranding	—	0.0	0.5
Legal, consulting and other professional fees	—	0.3	1.5
Other	1.9	3.5	3.0
AAC integration and acquisition	0.8	2.1	8.0
Total integration and acquisition expenses	$17.5	$31.8	$36.5

Veritiv Restructuring Plan: Merger Related

As part of the Merger, the Company executed a multi-year restructuring program of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. The restructuring plan included initiatives to: (i) consolidate warehouse facilities in overlapping markets, (ii) improve efficiency of the delivery network, (iii) consolidate customer service centers, (iv) reorganize the field sales and operations functions and (v) restructure the corporate general and administrative functions. As part of its restructuring efforts, the Company evaluated its operations outside of North America to identify additional cost saving opportunities. As of December 31, 2019, the restructuring plan related to the Merger is complete. See Note 17, Segment Information, for the impact these charges had on the Company's reportable segments.

Costs related to exiting a branded re-distribution business were included in restructuring charges, net, on the Consolidated Statements of Operations and totaled $10.8 million for the year ended December 31, 2019, of which $5.4 million was recognized during the fourth quarter of 2019.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized a net loss of $0.4 million, and net gains of $15.0 million and $24.4 million, respectively, related to the sale or exit of certain facilities. During the fourth quarter of 2018, three properties were sold as part of the Company's restructuring efforts. The Company recognized a gain on the sale of these assets of approximately $12.9 million. As of December 31, 2019, the Company held for sale $10.1 million in assets related to these activities, which are included in other current assets on the Consolidated Balance Sheets.

On June 30, 2018, the related party failed sale-leaseback agreements, originally entered into with Georgia-Pacific, expired in accordance with their terms. The agreements contained provisions that required Veritiv to incur costs during the lease term related to general repairs and maintenance. Certain termination and repair costs were incurred at or near the end of the agreements' expirations. Costs related to the properties that were exited as part of the restructuring plan were classified within restructuring charges, net, on the Consolidated Statements of Operations, and totaled $11.2 million for the year ended December 31, 2018. See Note 3, Leases, for additional information related to the related party failed-sale leaseback agreements.

Other direct costs reported in the tables below include facility closing costs, actual and estimated MEPP withdrawal charges and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The following table presents a summary of restructuring charges, net, related to restructuring initiatives that were incurred during the last three fiscal years and the cumulative recorded amounts since the initiative began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other (non-cash portion)	Total
2019	$9.1	$20.3	$(0.6)	$28.8
2018	3.3	22.3	(15.0)	10.6
2017	7.5	33.6	(24.4)	16.7
Cumulative	32.4	90.5	(38.0)	84.9

The following is a summary of the Company's restructuring liability activity for the periods presented (costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals):

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2017	$4.4	$25.2	$29.6
Costs incurred	3.3	22.3	25.6
Payments	(3.0)	(22.4)	(25.4)
Balance at December 31, 2018	4.7	25.1	29.8
Costs incurred	9.1	20.3	29.4
Payments	(7.6)	(14.8)	(22.4)
Balance at December 31, 2019	$6.2	$30.6	$36.8

The Company has recorded undiscounted charges related to the complete or partial withdrawal from various MEPPs. Charges not related to the Company's restructuring efforts are recorded as distribution expenses. Initial amounts are recorded as other non-current liabilities in the Consolidated Balance Sheets. See the table below for a summary of the net withdrawal charges for the respective years ended December 31:

	Year Ended December 31,
(in millions)	Restructuring charges, net	Distribution expenses	Total Net Charges
2019	$1.5	$6.6	$8.1
2018	(2.8)	11.2	8.4
2017	17.4	2.1	19.5

Final charges for MEPP withdrawals are not known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determination. As of December 31, 2019, the Company has received determination letters resulting from six complete or partial withdrawals. Of those, the liabilities for two withdrawals were settled with lump sum payments, one withdrawal was settled with payments over a nine month period, and three withdrawals are expected to occur over an approximate 20-year period. The Company has not yet received the determination letter for the partial withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund. See Note 10, Employee Benefit Plans, for additional information regarding these transactions.

Veritiv Restructuring Plan: Print Segment

To ensure that Veritiv will be appropriately positioned to respond to the secular decline in the paper industry, the Company restructured its Print segment in 2018. The restructuring plan included initiatives within the Company's Print segment to improve the sustainability of the print business, better serve its customers' needs and work more effectively with suppliers by incorporating a more customer focused, collaborative, team-selling approach as well as better aligning its support functions. The Company completed its efforts as of December 31, 2018. As of December 31, 2019, the Company had $0.1 million of restructuring liabilities related to this plan.

The following is a summary of the Company's Print restructuring liability activity for the years ended December 31, 2019 and 2018:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2017	$—	$—	$—
Costs incurred	10.0	0.7	10.7
Payments	(8.0)	(0.7)	(8.7)
Balance at December 31, 2018	2.0	0.0	2.0
Payments	(1.9)	0.0	(1.9)
Balance at December 31, 2019	$0.1	$0.0	$0.1

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2019, the net goodwill balance was $99.6 million. The following table sets forth the changes in the carrying amount of goodwill during 2019 and 2018:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other	Total
Balance at December 31, 2017:
Goodwill	$99.6	$59.0	$265.4	$50.5	$6.1	$480.6
Accumulated impairment losses	—	(59.0)	(265.4)	(50.5)	(6.1)	(381.0)
Net goodwill 2017	99.6	—	—	—	—	99.6
2018 Activity:
Goodwill acquired	—	—	—	—	—	—
Impairment of goodwill	—	—	—	—	—	—
Balance at December 31, 2018:
Goodwill	99.6	59.0	265.4	50.5	6.1	480.6
Accumulated impairment losses	—	(59.0)	(265.4)	(50.5)	(6.1)	(381.0)
Net goodwill 2018	99.6	—	—	—	—	99.6
2019 Activity:
Goodwill acquired	—	—	—	—	—	—
Impairment of goodwill	—	—	—	—	—	—
Balance at December 31, 2019:
Goodwill	99.6	59.0	265.4	50.5	6.1	480.6
Accumulated impairment losses	—	(59.0)	(265.4)	(50.5)	(6.1)	(381.0)
Net goodwill 2019	$99.6	$—	$—	$—	$—	$99.6

During the third quarter of 2017, as part of the Company's review for possible goodwill impairment indicators, management determined that the goodwill allocated to the logistics solutions business was fully impaired. The impairment was recorded as selling and administrative expense in the Consolidated Statements of Operations. See Note 11, Fair Value Measurements, for additional information related to the impairment. There were no other goodwill impairment charges recorded during the year ended December 31, 2017. There were no goodwill impairment charges recorded during the years ended December 31, 2019 and 2018.

Other Intangible Assets

The components of the Company's other intangible assets were as follows:

	December 31, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$67.7	$15.5	$52.2	$67.7	$10.8	$56.9
Trademarks/Trade names	3.8	3.8	—	3.8	3.5	0.3
Non-compete agreements	1.5	1.5	—	1.5	1.5	—
Total	$73.0	$20.8	$52.2	$73.0	$15.8	$57.2

During the third quarter of 2017, the Company recognized a $1.6 million non-restructuring asset impairment charge related to its logistics solutions business's customer relationship intangible asset, which was recorded in selling and administrative expenses. There were no intangible impairment charges recorded during the years ended December 31, 2019 and 2018. See Note 11, Fair Value Measurements, for additional information related to this impairment.

Upon retirement or full impairment of the intangible asset, the cost and related amount of accumulated amortization are eliminated from the asset and accumulated amortization accounts, respectively.

The Company recorded amortization expense of $5.0 million, $6.9 million and $4.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Total
2020	$4.8
2021	4.8
2022	4.8
2023	4.8
2024	4.8

7. DEBT AND OTHER OBLIGATIONS

The Company's debt obligations were as follows:

	As of December 31,
(in millions)	2019	2018
Asset-Based Lending Facility (the "ABL Facility")	$673.2	$932.1
Commercial card program	1.1	—
Finance and capital leases, respectively	80.7	38.2
Total debt	755.0	970.3
Less: current portion of debt	(12.6)	(6.7)
Long-term debt, net of current portion	$742.4	$963.6

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

(in millions)	December 31, 2018
Obligations - other financing	$24.2
Less: current portion of financing obligations	(0.6)
Financing obligations, net of current portion	$23.6

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

The ABL Facility matures on August 11, 2021. The ABL Facility provides for the right of the individual lenders to extend the maturity date of their respective commitments and loans upon the request of Veritiv and without the consent of any other lenders. The ABL Facility may be prepaid at Veritiv's option at any time without premium or penalty and is subject to mandatory prepayment if the amount outstanding under the ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At December 31, 2019 the above test was not applicable and is not expected to be applicable in the next 12 months.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of December 31, 2019, the available additional borrowing capacity under the ABL Facility was approximately $282.1 million. As of December 31, 2019, the Company held $12.1 million in outstanding letters of credit.

Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker's acceptance rate or base rate plus a margin rate. The weighted-average borrowing interest rate was 3.4% and 4.6% at December 31, 2019 and December 31, 2018, respectively.

In conjunction with the ABL Facility, the Company incurred and deferred financing fees, which are reflected in other non-current assets in the Consolidated Balance Sheets, and will be amortized to interest expense on a straight-line basis over the term of the ABL Facility. Interest expense, net in the Consolidated Statements of Operations included $2.6 million of amortization of deferred financing fees for each of the years ended December 31, 2019, 2018 and 2017.

Finance and Capital Lease Obligations

See Note 3, Leases, for additional information regarding the Company's finance and capital lease obligations.

Interest Rate Caps

The Company's indebtedness under the ABL Facility creates interest rate risk. The Company actively monitors this risk with the objective to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in the interest rate. In July 2015, the Company entered into an interest rate cap agreement which expired on July 1, 2019; all related impacts to the Company's consolidated financial statements for the years ended December 31, 2019, 2018 and 2017 were not significant.

Effective September 13, 2019, the Company entered into a new interest rate cap agreement with an expiration date of September 13, 2022. The interest rate cap effectively limits the floating LIBOR-based portion of the interest rate. The interest rate cap covers $350.0 million of the Company's floating-rate debt at 2.75% plus the applicable credit spread. The Company paid $0.6 million for the interest rate cap. For the year ended December 31, 2019, the amount reclassified from AOCL into earnings was not significant. As of December 31, 2019, the interest rate cap had a fair value that was not significant. The interest rate cap is classified within other non-current assets on the Consolidated Balance Sheet as of December 31, 2019 and the amount expected to be reclassified from AOCL into earnings within the following 12 months is not significant. The fair value was estimated using observable market-based inputs including interest rate curves and implied volatilities (Level 2). The Company designated the new interest rate cap as a cash flow hedge of exposure to changes in cash flows due to changes in the LIBOR-based portion of the interest rate above 2.75%. The Company has determined that the 2019 interest rate cap hedging relationship is effective.

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

Commercial Card Program

In May 2019, the Company entered into a commercial purchasing card agreement with a financial institution. The commercial card is used for business purpose purchasing and must be paid in-full monthly. The card currently carries a maximum credit limit of $37.5 million. At December 31, 2019, $1.1 million was outstanding on the commercial card and was classified as financing activity in the Consolidated Statements of Cash Flows.

8. INCOME TAXES

The Company is subject to federal, state and local income taxes in the U.S., as well as income taxes in Canada, Mexico and other foreign jurisdictions. The domestic (U.S.) and foreign components of the Company's income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Domestic (U.S.)	$(50.5)	$(16.7)	$(18.0)
Foreign	21.7	6.5	16.1
Income (loss) before income taxes	$(28.8)	$(10.2)	$(1.9)

Income tax expense (benefit) in the Consolidated Statements of Operations consisted of the following:

	Year Ended December 31,
(in millions)	2019	2018	2017
Current Provision:
U.S. Federal	$0.7	$0.8	$4.8
U.S. State	0.5	1.2	1.5
Foreign	2.2	1.5	3.2
Total current income tax expense	$3.4	$3.5	$9.5

Deferred, net:
U.S. Federal	$(4.8)	$0.4	$16.3
U.S. State	0.0	0.6	(2.7)
Foreign	2.1	1.0	(11.7)
Total deferred, net	$(2.7)	$2.0	$1.9
Provision for income tax expense	$0.7	$5.5	$11.4

Reconciliation between the federal statutory rate and the effective tax rate is as follows (see Note 9, Related Party Transactions, for additional information related to the Tax Receivable Agreement ("TRA")):

	Year Ended December 31,
(in millions)	2019	2018	2017
Income (loss) before income taxes	$(28.8)	$(10.2)	$(1.9)
Statutory U.S. income tax rate	21.0%	21.0%	35.0%
Tax expense (benefit) using statutory U.S. income tax rate	$(6.0)	$(2.1)	$(0.7)
Foreign income tax rate differential	0.6	0.7	(1.4)
State tax (net of federal benefit)	0.3	1.4	(0.5)
Non-deductible expenses	2.4	2.7	2.2
Global Intangible Low Taxed Income	2.8	1.4	—
TRA (1)	(0.1)	(0.3)	(3.8)
Tax credits (2)	(1.1)	(1.0)	(4.0)
Impact of U.S. Tax Act (Federal and State)	—	1.3	30.2
Stock compensation vesting	1.3	1.7	—
Change in valuation allowance - U.S. Federal (3)	—	(0.1)	—
Change in valuation allowance - Foreign	0.3	(0.4)	(13.7)
Goodwill impairment	—	—	2.1
Foreign taxes	0.9	0.6	0.7
Bad debt	(0.9)	—	—
Other	0.2	(0.4)	0.3
Income tax provision	$0.7	$5.5	$11.4
Effective income tax rate	(2.4)%	(53.9)%	(600.0)%
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

The Tax Act was signed into law on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35.0% to 21.0%, implementation of a territorial tax system and a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. Veritiv recognized the tax effects of the Tax Act in the year ended December 31, 2017 and completed the accounting for certain income tax effects of the Tax Act during the fourth quarter of 2018 in accordance with Staff Accounting Bulletin 118. The total amount recorded related to the Tax Act includes $31.5 million in tax expense, of which $24.0 million related primarily to the remeasurement of the Company's deferred taxes to the 21.0% tax rate and $7.5 million related to the one-time transition tax. Additionally, the Company has concluded the applicable accounting policy election associated with GILTI will be treated as a period cost.  The Company has accounted for the tax impacts related to provisions of the Tax Act effective in fiscal year 2018.

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

Deferred income tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	As of December 31,
	2019		2018
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Deferred income tax assets:
Accrued compensation	$32.9	$2.7	$33.1	$2.6
Capital leases and financing obligations	10.2	9.0	13.0	0.6
Lease obligations	108.4	12.5	—	—
Net operating losses and credit carryforwards	35.4	7.7	40.8	10.0
Allowance for doubtful accounts	11.4	0.1	14.8	0.1
Other	13.7	0.6	10.8	1.4
Gross deferred income tax assets	212.0	32.6	112.5	14.7
Less valuation allowance	(2.4)	(2.4)	(5.1)	(3.3)
Total deferred tax asset	209.6	30.2	107.4	11.4
Deferred income tax liabilities:
Property and equipment, net	(25.6)	(8.1)	(22.9)	—
Lease assets	(101.4)	(12.2)	—	—
Inventory reserve	(28.7)	—	(34.9)	—
Other	(6.8)	—	(4.5)	—
Total deferred tax liability	(162.5)	(20.3)	(62.3)	—
Net deferred income tax asset	$47.1	$9.9	$45.1	$11.4

Deferred income tax asset valuation allowance is as follows:

(in millions)	U.S.	Non-U.S.	Total
Balance at December 31, 2017	$4.7	$3.6	$8.3
Additions	0.5	0.7	1.2
Subtractions	(0.1)	(0.8)	(0.9)
Currency translation adjustments	—	(0.2)	(0.2)
Balance at December 31, 2018	5.1	3.3	8.4
Additions	1.1	0.4	1.5
Subtractions	(3.8)	(1.2)	(5.0)
Currency translation adjustments	—	(0.1)	(0.1)
Balance at December 31, 2019	$2.4	$2.4	$4.8

The Merger resulted in a significant change in the ownership of the Company, which, pursuant to the Internal Revenue Code Section 382, imposes annual limits on the Company's ability to utilize its U.S. federal and state net operating loss ("NOL" or "NOLs") carryforwards. The Company's NOLs will continue to be available to offset taxable income (until such NOLs are either utilized or expire) subject to the Section 382 annual limitation. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years. In accordance with Notice 2003-65, the Company was in a net unrealized built-in gain position at the time of the Merger. During the year ended December 31, 2019, the Company's five-year recognition period to recognize built-in gain ended. As such, the deferred tax asset and valuation allowance representing the book basis in excess of tax basis of various assets was written-off.

In general, it is the practice and intention of Veritiv to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2019, Veritiv's tax basis exceeded its financial reporting basis in certain investments in non-U.S. subsidiaries. The Company does not believe these temporary differences will reverse in the foreseeable future and, therefore, no deferred tax asset has been recognized with respect to these basis differences. Additionally, no deferred tax liability has been recognized for income and withholding tax liabilities associated with investments in non-U.S. subsidiaries where book basis exceeds tax basis. The amount of such temporary differences totaled approximately $31.8 million as of December 31, 2019. The income and withholding tax liability associated with these temporary differences is immaterial.

Veritiv applies a "more likely than not" threshold to the recognition and de-recognition of uncertain tax positions. A change in judgment related to prior years' uncertain tax positions is recognized in the period of such change.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. Total gross unrecognized tax benefits as of December 31, 2019, 2018 and 2017, as well as activity within each of the years, was not material.

In the U.S., Veritiv is generally subject to examination by the IRS for fiscal years 2016 and later and certain states for fiscal years 2015 and later; however, it may be subject to IRS and state tax authority adjustments for years prior to 2016 to the extent of losses or other tax attributes carrying forward from the earlier years. Veritiv Canada remains subject to examination by the Canadian Revenue Agency and certain provinces for fiscal years 2012 and later.

As of December 31, 2019, Veritiv has federal, state and foreign income tax NOLs available to offset future taxable income of $137.3 million, $142.2 million and $29.6 million, respectively. Federal NOLs begin expiring in 2023. State and foreign NOLs will expire at various dates from 2020 through 2039, with the exception of certain foreign NOLs that do not expire, but have a full valuation allowance.

9. RELATED PARTY TRANSACTIONS

Agreements with the UWWH Stockholder

On the Distribution Date UWW Holdings, LLC (the "UWWH Stockholder"), the sole shareholder of UWWH, received 7.84 million shares of Veritiv common stock for all outstanding shares of UWWH common stock that it held in a private placement transaction. Additionally, Veritiv and the UWWH Stockholder executed the following agreements:

•Registration Rights Agreement: The Registration Rights Agreement provides the UWWH Stockholder with certain demand and piggyback registration rights. Under this Agreement, the UWWH Stockholder is also entitled to transfer its Veritiv common stock to one or more of its affiliates or equity-holders and may exercise registration rights on behalf of such transferees if such transferees become a party to the Registration Rights Agreement. The UWWH Stockholder, on behalf of the holders of shares of Veritiv's common stock that are party to the Registration Rights Agreement, under certain circumstances and provided certain thresholds described in the Registration Rights Agreement are met, may make a written request to the Company for the registration of the offer and sale of all or part of the shares subject to such registration rights. If the Company registers the offer and sale of its common stock (other than pursuant to a demand registration or in connection with registration on Form S-4 and Form S-8 or any successor or similar forms, or relating solely to the sale of debt or convertible debt instruments) either on its behalf or on the behalf of other security holders, the holders of the registration rights under the Registration Rights Agreement are entitled to include their shares in such registration. The demand rights described commenced 180 days after the Distribution Date. Veritiv is not required to effect more than one demand registration in any 150-day period or more than two demand registrations in any 365-day period. If Veritiv believes that a registration or an offering would materially affect a significant transaction or would require it to disclose confidential information which it in good faith believes would be adverse to its interest, then Veritiv may delay a registration or filing for no more than 120 days in a 360-day period.

•Tax Receivable Agreement: The Tax Receivable Agreement sets forth the terms by which Veritiv generally will be obligated to pay the UWWH Stockholder an amount equal to 85% of the U.S. federal, state and Canadian income tax savings that Veritiv actually realizes as a result of the utilization of Unisource's NOLs attributable to taxable periods prior to the date of the Merger. For purposes of the TRA, Veritiv's income tax savings will generally be computed by comparing Veritiv's actual aggregate U.S. federal, state and Canadian income tax liability for taxable periods (or portions thereof) beginning after the date of the Merger to the amount of Veritiv's aggregate U.S. federal, state and Canadian income tax liability for the same periods had Veritiv not been able to utilize Unisource's NOLs attributable to taxable periods prior to the date of the Merger. Veritiv will pay to the UWWH Stockholder an amount equal to 85% of such tax savings, plus interest at a rate of LIBOR plus 1.00%, computed from the earlier of the date that Veritiv files its U.S. federal income tax return for the applicable taxable year and the date that such tax return is due (without extensions) until payments are made. Under the TRA, the UWWH Stockholder will not be required to reimburse Veritiv for any payments previously made if such tax benefits are subsequently disallowed or adjusted (although future payments under the TRA would be adjusted to the extent possible to reflect the result of such disallowance or adjustment). The TRA will be binding on and adapt to the benefit of any permitted assignees of the UWWH Stockholder and to any successors to any of the parties of the TRA to the same extent as if such permitted assignee or successor had been an original party to the TRA. In January 2020, 2019 and 2018, Veritiv paid $0.3 million, $8.1 million and $10.1 million, respectively, in principal and interest, to the UWWH Stockholder for the utilization of pre-merger NOLs in its 2018, 2017 and 2016 federal and state tax returns, respectively. As of December 31, 2017, the TRA was revalued for the Tax Act change, lowering the U.S. federal corporate tax rate from 35.0% to 21.0%. This change reduced the value of the TRA liability by $13.5 million.

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

The UWWH Stockholder beneficially owned 2,783,840 shares of Veritiv's outstanding common stock as of December 31, 2019.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and related private placement, Georgia-Pacific, as joint owner of the UWWH Stockholder, is a related party. The following table summarizes the financial impact of these related party transactions with Georgia-Pacific:

	Year Ended December 31,
(in millions)	2019	2018	2017
Sales to Georgia-Pacific, reflected in net sales	$23.4	$28.0	$32.2
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	85.2	146.5	181.6

	As of December 31,
(in millions)	2019	2018
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheet	$11.4	$17.3
Related party payable to Georgia-Pacific	4.3	9.3
Related party receivable from Georgia-Pacific	2.8	3.2

See Note 3, Leases, for information on the Company's financing obligations to Georgia-Pacific.

10. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

Veritiv sponsors qualified defined contribution plans covering its employees in the U.S. and Canada. The defined contribution plans allow eligible employees to contribute a portion of their eligible compensation (including salary and annual incentive plan bonus) to the plans and Veritiv makes matching contributions to participant accounts on a specified percentage of employee deferrals as determined by the provisions of each plan. During the years ended December 31, 2019, 2018 and 2017 Veritiv's contributions to these plans totaled $19.9 million, $20.6 million and $19.4 million, respectively.

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

The liabilities associated with these plans are summarized in the table below.

	As of December 31,
(in millions)	2019	2018
Other accrued liabilities	$3.7	$3.4
Other non-current liabilities	21.1	21.6
Total liabilities	$24.8	$25.0

Defined Benefit Plans

At December 31, 2019 and 2018, Veritiv did not maintain any active defined benefit plans for its non-union employees. Veritiv maintains a defined benefit pension plan in the U.S. for employees covered by certain collectively bargained agreements. Veritiv also assumed responsibility for Unisource's defined benefit plans, which include frozen cash balance accounts for certain former Unisource employees.

During October 2018, the Company settled its pension obligation related to participants currently in receipt of benefits (i.e., retirees) in the U.S. by purchasing a group annuity insurance contract. By purchasing an insurance contract, the Company eliminated its obligation related to paying and managing these participants and passed the full obligation to the selected insurer, which reduced Veritiv's projected benefit obligation and plan assets by approximately $21.6 million for the year ended December 31, 2018. The Company recorded a settlement loss of approximately $0.9 million related to this transaction.

Benefit Obligations and Funded Status

The following table provides information about Veritiv's U.S. and Canadian defined benefit pension plans and Supplemental Executive Retirement Plans ("SERP"):

	Year Ended December 31,
	2019		2018
(in millions)	U.S.	Canada	U.S.	Canada
Accumulated benefit obligation, end of year	$65.4	$81.9	$64.1	$70.2

Change in projected benefit obligation:
Benefit obligation, beginning of year	$64.1	$75.3	$91.0	$90.0
Service cost	1.1	0.3	1.2	0.3
Interest cost	2.1	2.9	2.5	2.7
Actuarial (gain) loss	1.3	8.8	(3.7)	(6.0)
Benefits paid	(3.2)	(3.7)	(1.7)	(4.9)
Settlements	—	—	(25.2)	—
Foreign exchange adjustments	—	4.0	—	(6.8)
Projected benefit obligation, end of year	$65.4	$87.6	$64.1	$75.3

Change in plan assets:
Plan assets, beginning of year	$52.1	$65.9	$81.4	$74.9
Employer contributions	—	1.0	0.1	2.2
Investment returns	11.1	11.2	(1.5)	(0.4)
Benefits paid	(3.2)	(3.7)	(1.7)	(4.9)
Administrative expenses paid	(0.8)	—	(1.0)	—
Settlements	—	—	(25.2)	—
Foreign exchange adjustments	—	3.4	—	(5.9)
Plan assets, end of year	$59.2	$77.8	$52.1	$65.9
Underfunded status, end of year	$(6.2)	$(9.8)	$(12.0)	$(9.4)

Balance Sheet Positions

	As of December 31,
	2019		2018
(in millions)	U.S.	Canada	U.S.	Canada

Amounts recognized in the Consolidated Balance Sheets consist of:
Other accrued liabilities	$0.1	$0.2	$0.1	$0.2
Defined benefit pension obligations	6.1	9.6	11.9	9.2
Net liability recognized	$6.2	$9.8	$12.0	$9.4

	Year Ended December 31,
	2019		2018
(in millions)	U.S.	Canada	U.S.	Canada

Amounts not yet reflected in net periodic benefit cost and included in AOCL consist of:
Net loss, net of tax	$0.7	$5.5	$5.4	$4.7

Net Periodic Cost

Total net periodic benefit cost (credit) associated with the defined benefit pension and SERP plans is summarized below:

	Year Ended December 31,
	2019		2018		2017
(in millions)	U.S.	Canada	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$1.9	$0.3	$2.0	$0.3	$2.0	$0.3

Interest cost	$2.1	$2.9	$2.5	$2.7	$2.7	$2.7
Expected return on plan assets	(3.4)	(3.7)	(5.2)	(3.9)	(5.1)	(3.7)
Settlement loss	—	—	1.1	0.1	—	—
Amortization of net loss	—	0.2	—	0.3	0.1	0.2
Total other components	$(1.3)	$(0.6)	$(1.6)	$(0.8)	$(2.3)	$(0.8)
Net periodic benefit cost (credit)	$0.6	$(0.3)	$0.4	$(0.5)	$(0.3)	$(0.5)

Changes to funded status recognized in other comprehensive (income) loss:
Net loss (gain) during year, net of tax	$(4.7)	$0.8	$2.2	$(1.4)	$(2.5)	$2.7
The components of net periodic benefit cost (credit) other than the service cost component are included in other (income) expense, net in the Company's Consolidated Statements of Operations. Amounts are generally amortized from AOCL over the expected future working lifetime of active plan participants.

Fair Value of Plan Assets

U.S. and Canada pension plan assets are primarily invested in broad-based mutual funds and pooled funds comprised of U.S. and non-U.S. equities, U.S. and non-U.S. high-quality and high-yield fixed income securities, and short-term interest bearing securities or deposits.
The underlying investments of the U.S. plan assets are valued using quoted prices in active markets (Level 1). The underlying investments of the Canada plan assets in equity and fixed income securities are measured at fair value using the Net Asset Value ("NAV") provided by the administrator of the fund and the Company has the ability to redeem such assets at the measurement date or within the near term without redemption restrictions. In accordance with ASU 2015-07, "Fair Value Measurement (Topic 820)", investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The following tables present Veritiv's plan assets using the fair value hierarchy which is reconciled to the amounts presented for the total pension benefit plan assets as of December 31:

As of December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Investments – U.S.:
Equity securities	$36.0	$36.0	$—	$—
Fixed income securities	23.1	23.1	—	—
Cash and short-term securities	0.1	0.1	—	—
Total	$59.2	$59.2	$—	$—

As of December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Investments – Canada:
Cash and short-term securities	$0.6	$0.6	$—	$—
Investments measured at NAV:
Equity securities	52.1
Fixed income securities	25.1
Total	$77.8	$0.6	$—	$—

As of December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Investments – U.S.:
Equity securities	$33.1	$33.1	$—	$—
Fixed income securities	18.7	18.7	—	—
Cash and short-term securities	0.3	0.3	—	—
Total	$52.1	$52.1	$—	$—

As of December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Investments – Canada:
Cash and short-term securities	$0.3	$0.3	$—	$—
Investments measured at NAV:
Equity securities	42.2
Fixed income securities	23.4
Total	$65.9	$0.3	$—	$—

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

The weighted-average asset allocations of invested assets within Veritiv's defined benefit pension plans were as follows:

As of December 31, 2019			Asset Allocation Range
(in millions)	U.S.	Canada	U.S.	Canada
Equity securities	$36.0	$52.1	55 - 75%	50 - 70%
Fixed income securities	23.1	25.1	20 - 40%	30 - 50%
Cash and short-term securities	0.1	0.6	0 - 10%	0 - 5%
Total	$59.2	$77.8

As of December 31, 2018			Asset Allocation Range
(in millions)	U.S.	Canada	U.S.	Canada
Equity securities	$33.1	$42.2	55 - 75%	50 - 70%
Fixed income securities	18.7	23.4	20 - 40%	30 - 50%
Cash and short-term securities	0.3	0.3	0 - 10%	0 - 5%
Total	$52.1	$65.9

Veritiv's investment objectives include maximizing long-term returns at acceptable risk levels, diversifying among asset classes, as applicable, and among investment managers as well as establishing certain risk parameters within asset classes. Investment performance is evaluated at least quarterly. Total returns are compared to the weighted-average return of a benchmark mix of investments. Individual fund investments are compared to historical three-, five- and ten-year returns achieved by funds with similar investment objectives.

Assumptions

The determination of Veritiv's defined benefit obligations and pension expense is based on various assumptions, such as discount rates, expected long-term rates of return, rate of compensation increases, employee retirement patterns and payment selections, inflation, and mortality rates.

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

Veritiv's weighted-average expected rate of return was developed based on several factors, including projected and historical rates of returns, investment allocations of pension plan assets and inflation expectations. Veritiv evaluates the expected rate of return assumptions on an annual basis.

The following table presents significant weighted-average assumptions used in computing the benefit obligations:

	As of December 31,
	2019		2018		2017
	U.S.	Canada	U.S.	Canada	U.S.	Canada
Discount rate	2.98%	3.10%	4.01%	3.90%	3.33%	3.40%
Rate of compensation increases	N/A	3.00%	N/A	3.00%	N/A	3.00%

The following table presents significant weighted-average assumptions used in computing net periodic benefit cost:

	Year Ended December 31,
	2019		2018		2017
	U.S.	Canada	U.S.	Canada	U.S.	Canada
Discount rate	4.01%	3.90%	3.47%	3.40%	3.76%	3.85%
Rate of compensation increases	N/A	3.00%	N/A	3.00%	N/A	3.00%
Expected long-term rate of return on assets	7.15%	5.50%	7.15%	5.50%	7.15%	5.50%
Interest crediting rate	5.00%	N/A	5.00%	N/A	5.00%	N/A

Cash Flows

Veritiv expects to contribute $0.1 million and $0.5 million to its U.S. and Canadian defined benefit pension and SERP plans, respectively, during 2020. Future benefit payments under the defined benefit pension and SERP plans are estimated as follows:

(in millions)	U.S.	Canada
2020	$8.6	$2.9
2021	3.5	2.9
2022	3.5	3.2
2023	3.4	3.3
2024	3.6	3.5
2025 – 2029	18.9	20.1

MEPPs

Veritiv's contributions to MEPPs, excluding the payment of any withdrawal liabilities, were $2.4 million, $3.0 million and $3.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. It is reasonably possible that changes to Veritiv employees covered under these plans might result in additional contribution obligations. Any such obligations would be governed by the specific agreement between Veritiv and any such plan. Veritiv's contributions did not represent more than 5% of total contributions to any MEPPs for the plan years in which Forms 5500 were available. At the date these Consolidated Financial Statements were issued, Forms 5500 were not available for the plan year ended in 2019.

The risks of participating in these MEPPs are different from a single employer plan in the following aspects:
•Assets contributed to the MEPPs by one employer may be used to provide benefits to employees of other participating employers,
•If a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be inherited by the remaining participating employers, and
•If the Company stops participating in any of the MEPPs, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company has recorded undiscounted charges related to the complete or partial withdrawal from various MEPPs. Charges not related to the Company's restructuring efforts are recorded as distribution expenses. Initial amounts are recorded as other non-current liabilities in the Consolidated Balance Sheets. See the table below for a summary of the net withdrawal charges and the year-end balance sheet liability positions for the respective years ended December 31:

	Year Ended December 31,
(in millions)	Restructuring charges, net	Distribution expenses	Total Net Charges
2019	$1.5	$6.6	$8.1
2018	(2.8)	11.2	8.4
2017	17.4	2.1	19.5

	As of December 31,
(in millions)	Other accrued liabilities	Other non-current liabilities
2019	$1.9	$37.4
2018	0.7	32.5

During the second quarter of 2019, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund") related to its Warrendale, Pennsylvania location and recognized an estimated partial withdrawal liability of $6.5 million in distribution expenses, as it was not related to a restructuring activity. Also during the second quarter of 2019, Veritiv recognized an estimated complete withdrawal liability of $1.8 million in restructuring charges related to the closing of its Philadelphia, Pennsylvania location for those employees who participated in the Warehouse Employees Local Union 169 and Employer's Joint Pension Trust MEPP ("Local 169 MEPP"). In the fourth quarter of 2019, Veritiv received the estimated determination letter from the Local 169 MEPP assessing a complete withdrawal liability of $1.8 million, which was equal to the amount recognized during the second quarter of 2019, and is payable in 80 quarterly installments beginning in December 2019.

Included in the restructuring charges, net amounts above for 2018 and 2017, is a MEPP withdrawal reduction of $2.7 million and a charge of $3.4 million, respectively, related to the Central States MEPP. During the third quarter of 2018, based on an estimate provided by the MEPP and an actuarial review change, Veritiv recognized a reduction of $2.7 million in the estimated partial withdrawal liability for the three locations which exited from the Central States MEPP in 2017 and 2016. During the fourth quarter of 2018, Veritiv negotiated a withdrawal from the Central States MEPP for its Rogers, Minnesota location and recognized an estimated complete withdrawal liability of an additional $12.0 million in distribution expenses, as it was not related to a restructuring activity. In the second quarter of 2019, Veritiv received the final determination letters for the partial and the complete withdrawals. The determinations were in the amount of $7.7 million for the partial and $12.0 million for the complete, both payable in 240 equal monthly installments beginning in April 2019. This was a reduction of $0.4 million from what had previously been recorded.

Included in the restructuring charges, net amount above for 2017, are MEPP withdrawal charges of $13.6 million related to the New England Teamsters and Trucking Industry Pension Fund (the "NE Fund"), a MEPP. During the second quarter of 2017, the Company was presented with a Demand for Payment of Withdrawal Liability from the NE Fund attributable to the closure of the Company's Wilmington, Massachusetts facility in the amount of $10.9 million, payable in 240 equal monthly installments beginning in August 2017. Also as part of this same consolidation, the Company's Windsor and Middletown, Connecticut facilities were closed and relocated to Enfield, Connecticut. Employees at both the Windsor and Middletown locations were covered by separate collective bargaining agreements. Employees at the Middletown location subject to that agreement also participate in the NE Fund. The Company entered into a new collective bargaining agreement for the Enfield, Connecticut facility to replace the legacy Windsor and Middletown, Connecticut agreements. The new agreement ended participation in the NE Fund. As a result, in December 2017, the Company received another Demand for Payment of Withdrawal Liability from the NE Fund attributable to that negotiated exit in the amount of $2.7 million, payable in 240 equal monthly installments beginning in February 2018.

See Note 5, Integration, Acquisition and Restructuring Charges, for additional information regarding these transactions. The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability. Final charges for MEPP withdrawals are not known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determination. As of December 31, 2019, the Company has received determination letters resulting from six complete or partial withdrawals. Of those, the liabilities for two withdrawals were settled with lump sum payments, one withdrawal was settled with payments over a nine month period, and three withdrawals are expected to occur over an approximate 20-year period. The Company has not yet received the determination letter for the partial withdrawal from the Western Pennsylvania Fund.

Veritiv's participation in the MEPPs for the year ended December 31, 2019, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number and the three-digit plan number, if applicable. The Pension Protection Act zone listed below is based on the latest information Veritiv received from the plan and is certified by the plan's actuary. Plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. There were no changes in the status of any zones based on the information provided to Veritiv during 2019. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s). Contributions in the table below, for the year ended December 31, 2019 exclude $2.0 million related to payments made for accrued withdrawal liabilities.

Pension Fund	EIN/Pension Plan No.	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented	Veritiv's Contributions			Surcharge Imposed	Expiration Date(s) of Collective Bargaining Agreement(s)
				2019	2018	2017
Western Conference of Teamsters Pension Trust Fund (1)	916145047/001	Green	No	$1.3	$1.6	$1.6	No	10/31/2019 - 5/31/2022
Central States, Southeast & Southwest Areas Pension Fund	366044243/001	Red	Implemented	—	0.2	0.2	Yes	Exited during 2018
Teamsters Pension Plan of Philadelphia & Vicinity	231511735/001	Yellow	Implemented	0.4	0.4	0.4	Yes	7/31/2021
New England Teamsters & Trucking Industry Pension	046372430/001	Red	Implemented	—	—	0.4	Yes	Exited during 2017
Western Pennsylvania Teamsters and Employers Pension Plan	256029946/001	Red	Implemented	0.2	0.3	0.3	Yes	Partial exit during 2019; 3/31/2020
Contributions for individually significant plans				1.9	2.5	2.9
Contributions to other multi-employer plans				0.5	0.5	0.6
Total contributions				$2.4	$3.0	$3.5
(1) As of December 31, 2019, there were ten collective bargaining units participating in the Western Conference of Teamsters Pension Trust. As of
December 31, 2019, two were then in negotiations.

11. FAIR VALUE MEASUREMENTS

At December 31, 2019 and 2018, the carrying amounts of cash, receivables, payables, other components of other current assets and other accrued liabilities, and the short-term debt associated with the commercial card program approximate their fair values due to the short maturity of these items.

Debt and Other Obligations

Borrowings under the ABL Facility are at variable market interest rates, and accordingly, the carrying amount approximates fair value. The fair value of the debt-related interest rate cap was derived from a discounted cash flow analysis based on the terms of the agreement and Level 2 data for the forward interest rate curve adjusted for the Company's credit risk. See Note 7, Debt and Other Obligations, for additional information regarding the Company's ABL Facility and other obligations.

Goodwill and Other Intangibles

The fair value analysis for the goodwill and intangible asset impairments described in Note 6, Goodwill and Other Intangible Assets and Note 1, Business and Summary of Significant Accounting Policies relied upon both Level 2 data (publicly observable data such as market interest rates, the Company's stock price, the stock prices of peer companies and the capital structures of peer companies) and Level 3 data (internal data such as the Company's operating and cash flow projections).

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

The Company has on occasion recognized other minor impairments when warranted as part of its normal review of long-lived assets and these impairments are included in selling and administrative expenses on the Consolidated Statements of Operations. Total goodwill and long-lived asset impairments for the years ended December 31, 2019, 2018 and 2017 were none, $0.4 million and $8.4 million, respectively.

Pension Plan Assets

At December 31, 2019 and 2018, the pension plan assets were primarily comprised of mutual funds and pooled funds. The underlying investments of these funds were valued using either quoted prices in active markets or valued as of the most recent trade date. See Note 10, Employee Benefits Plans, for further detail.

TRA Contingent Liability

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the TRA at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the TRA is a Level 3 measurement which relied upon both Level 2 data (publicly observable data such as market interest rates) and Level 3 data (internal data such as the Company's projected revenues, taxable income and assumptions about the utilization of Unisource's NOLs, attributable to taxable periods prior to the Merger, by the Company). The amount payable under the TRA is contingent on the Company generating a certain level of taxable income prior to the expiration of the NOL carryforwards. Moreover, future trading of Company stock may result in additional ownership changes as defined under Section 382 of the Internal Revenue Code, further limiting the use of Unisource's NOLs and the amount ultimately payable under the TRA. The contingent liability is remeasured at fair value at each reporting period-end with the change in fair value recognized in other (income) expense, net on the Consolidated Statements of Operations. At December 31, 2019, the Company remeasured the contingent liability using a discount rate of 3.9% (Moody's daily long-term corporate BAA bond yield). There have been no transfers between the fair value measurement levels for the years ended December 31, 2019 and 2018. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period. See Note 9, Related Party Transactions, for further discussion of the TRA.

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the years ended December 31, 2019 and 2018:

(in millions)	TRA Contingent Liability
Balance at December 31, 2017	$50.0
Change in fair value adjustment recorded in other (income) expense, net	(1.2)
Principal payment	(9.9)
Balance at December 31, 2018	38.9
Change in fair value adjustment recorded in other (income) expense, net	0.3
Principal payment	(7.8)
Balance at December 31, 2019	$31.4

AAC Contingent Consideration

The purchase price allocation for the acquisition of AAC, described in Note 4, 2017 Acquisition, included $22.2 million for the estimated fair value of contingent consideration. The maximum amount payable for the contingent consideration was $50.0 million, with up to $25.0 million payable at each of the first and second anniversaries of the Acquisition Date. The Company paid $2.5 million on December 26, 2018 and $20.0 million on December 11, 2019 for contingent consideration earned as of the first and second anniversaries of the Acquisition Date, respectively. The Company and the sellers of AAC have tentatively agreed to an additional $3.0 million payable with respect to the contingent consideration earned at the second anniversary of the Acquisition Date; however, the Company and the sellers are continuing discussions regarding certain additional amounts payable in connection with taxes related to the contingent consideration. Resolution of these discussions may result in future adjustments to the AAC contingent liability.

The following table provides a reconciliation of the beginning and ending balance of the AAC contingent liability for the year ended December 31, 2019:

(in millions)	AAC Contingent Liability
Balance at December 31, 2017	$24.2
Change in fair value adjustment recorded in other (income) expense, net	(12.3)
Contingent liability payment	(2.5)
Balance at December 31, 2018	9.4
Change in fair value adjustment recorded in other (income) expense, net	13.1
Contingent liability payment	(20.0)
Balance at December 31, 2019	$2.5

12. SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Other Current Assets

The components of other current assets as of December 31 were as follows:

(in millions)	2019	2018
Rebates receivable	$51.1	$78.0
Prepaid expenses	32.9	32.0
Value Added Tax receivable	13.7	18.1
Vendor Deposits	5.7	10.9
Other	22.7	8.2
Other current assets	$126.1	$147.2

Other Non-Current Assets

The components of other non-current assets as of December 31 were as follows:

(in millions)	2019	2018
Operating lease right-of-use assets	$429.2	$—
Deferred financing costs	4.1	6.7
Investments in real estate joint ventures	7.1	6.7
Other	14.4	12.0
Other non-current assets	$454.8	$25.4

Accrued Payroll and Benefits

The components of accrued payroll and benefits as of December 31 were as follows:

(in millions)	2019	2018
Accrued incentive plans	$24.7	$23.6
Accrued commissions	17.0	20.6
Accrued payroll and related taxes	8.8	9.2
Other	3.4	3.1
Accrued payroll and benefits	$53.9	$56.5

Other Accrued Liabilities

The components of other accrued liabilities as of December 31 were as follows:

(in millions)	2019	2018
Operating lease obligations - current	$90.5	$—
Accrued customer incentives	21.1	25.1
Accrued freight	9.0	16.4
Accrued taxes	9.0	9.9
AAC contingent liability	2.5	9.4
TRA contingent liability	0.3	7.9
Escheat audit accrual	0.4	10.0
Accrued professional fees	3.4	6.6
Other	47.6	49.4
Other accrued liabilities	$183.8	$134.7

Other Non-Current Liabilities

The components of other non-current liabilities as of December 31 were as follows:

(in millions)	2019	2018
Operating lease obligations - non-current	$376.6	$—
MEPP withdrawals	37.4	32.5
TRA contingent liability	31.1	31.0
Deferred compensation	21.1	21.6
Straight-line rent	—	19.5
Other	19.1	24.0
Other non-current liabilities	$485.3	$128.6

13. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for Veritiv common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the respective periods. Diluted earnings per share is similarly calculated, except that the denominator is increased to include the number of additional common shares that would have been outstanding during those periods if the dilutive potential common shares had been issued, using the treasury stock method, except where the inclusion of such common shares would have an antidilutive impact. See Note 15, Equity-Based Incentive Plans, for additional information.

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations is as follows:

	Year Ended December 31,
(in millions, except per share data)	2019	2018	2017

Numerator:
Net income (loss)	$(29.5)	$(15.7)	$(13.3)

Denominator:
Weighted-average number of shares outstanding – basic and diluted	16.06	15.82	15.70

Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$(1.84)	$(0.99)	$(0.85)

Antidilutive stock-based awards excluded from computation of diluted earnings per share	1.17	1.32	0.80
Performance stock-based awards excluded from computation of diluted earnings per share because performance conditions had not been met	0.33	0.26	0.30

In accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units ("RSUs") and/or Performance Condition Share Units ("PSUs") vested during those periods, see the table below for information related to these transactions:

	Year Ended December 31,
(in millions)	2019	2018
Shares issued	0.3	0.3
Shares recovered for minimum tax withholding	(0.1)	(0.1)
Net shares issued	0.2	0.2

The net share issuance is included on the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2019 and 2018.

14. SHAREHOLDERS' EQUITY

Common Stock

Shares Outstanding: On November 23, 2016, the UWWH Stockholder sold 1.76 million shares of Veritiv common stock in an underwritten public offering. The Company did not sell any shares and did not receive any of the proceeds in this transaction. See the "Treasury Stock" section of this footnote for additional information on this transaction. On March 22, 2017, and September 25, 2018, the UWWH Stockholder sold 1.80 million and 1.50 million shares of Veritiv common stock in a block trade, respectively. The Company did not sell or repurchase any shares and did not receive any of the proceeds in the 2017 and 2018 transactions.

Dividends: Each holder of common stock shall be entitled to participate equally in all dividends payable with respect to the common stock.

Voting Rights: The holders of the Company's common stock are entitled to vote only in the circumstances set forth in Veritiv's Amended and Restated Certificate of Incorporation. Each holder of common stock shall be entitled to one vote for each share of common stock held of record by such holder upon all matters to be voted on by the holders of the common stock.

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

Preferred Stock

Subject to the provisions of the Amended and Restated Certificate of Incorporation, the Board of Directors of Veritiv is authorized to provide for the issuance of up to 10.0 million shares of preferred stock in one or more series. The Board of Directors may fix the number of shares constituting any series and determine the designation of the series, the dividend rates, rights of priority of dividend payment, the voting powers (if any) of the shares of the series, and the preferences and relative participating, optional and other rights, if any, and any qualifications, limitations or restrictions, applicable to the shares of such series. No preferred stock was issued and outstanding as of December 31, 2019.

Treasury Stock

In conjunction with the November 2016 UWWH Stockholder offering, Veritiv repurchased 0.31 million of the offered shares. The Company may repurchase shares in the future, however, there is currently no share repurchase authorization plan approved by the Company's Board of Directors.

Accumulated Other Comprehensive Loss (AOCL)

Comprehensive income (loss) is reported in the Consolidated Statements of Comprehensive Income (Loss) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income (loss).

AOCL consisted of the following:

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2017	$(23.5)	$(9.3)	$(0.7)	$(33.5)
Unrealized net gains (losses) arising during the period	(6.8)	(0.2)	0.0	(7.0)
Amounts reclassified from AOCL	—	0.1	0.5	0.6
Net current period other comprehensive income (loss)	(6.8)	(0.1)	0.5	(6.4)
Adjustment for adoption of ASU 2018-02	—	(0.7)	(0.1)	(0.8)
Balance at December 31, 2018	(30.3)	(10.1)	(0.3)	(40.7)
Unrealized net gains (losses) arising during the period	4.7	5.2	(0.4)	9.5
Amounts reclassified from AOCL	(1.0)	(1.3)	0.4	(1.9)
Net current period other comprehensive income (loss)	3.7	3.9	0.0	7.6
Balance at December 31, 2019	$(26.6)	$(6.2)	$(0.3)	$(33.1)

15. EQUITY-BASED INCENTIVE PLANS

Veritiv Omnibus Incentive Plan

The 2014 Plan provides for the grant of stock, Deferred Share Units ("DSUs"), RSUs, PSUs, and Market Condition Performance Share Units ("MCPSUs"), among other awards. A total of 3.08 million shares of Veritiv common stock may be issued under the 2014 Plan subject to certain adjustment provisions. As of December 31, 2019, there were approximately 1.00 million shares available to be granted to any employee, director or consultant of Veritiv or a subsidiary of Veritiv. Grants are made at the discretion of the Compensation and Leadership Development Committee of the Company's Board of Directors.

Stock

The Company made grants of common stock in 2019, 2018 and 2017 to its non-employee directors. The stock grants were fully vested and non-forfeitable as of the grant dates. The non-employee directors were eligible to defer receipt of the awards under the Veritiv Deferred Compensation Savings Plan, a nonqualified plan. The Company recognized $1.0 million, $1.1 million and $1.1 million in expense related to these grants for the years ended December 31, 2019, 2018 and 2017, respectively.

Deferred Share Units

The Company granted DSUs in 2014, 2015 and 2016 to its non-employee directors. Each DSU is the economical equivalent of one share of Veritiv's common stock. The DSUs were fully vested and non-forfeitable as of the grant date and are payable following the individual's separation of service as a Veritiv director. The DSUs granted in 2014 and 2015 are payable in cash and the DSUs granted in 2016 are settled in stock. The cash-settled DSUs are classified as a non-current liability and are remeasured at each reporting date, with a corresponding adjustment to compensation expense. At December 31, 2019 there were approximately 51,900 DSUs outstanding with a fair value of $1.4 million. At December 31, 2018, there were approximately 51,900 DSUs outstanding with a fair value of $1.6 million. The Company recognized impacts of $(0.2) million, $(0.1) million and $(0.8) million in selling and administrative expenses related to these grants for the years ended December 31, 2019, 2018 and 2017, respectively.

Restricted Stock Units

RSUs are awarded to key employees and typically cliff vest at the end of three years, subject to continued service. The fair value of the RSU awards is based typically on either the closing price of Veritiv common stock on the date of grant or the closing price on the trading date immediately prior to the date of grant if the grant date is not a trading date. Compensation expense for the RSUs is recognized ratably from the grant date to the vesting date. The total fair value of

RSUs that vested during 2019 and 2018 was $3.8 million and $3.2 million, respectively. There were no vested RSUs in 2017.

A summary of activity related to non-vested RSUs is presented below:

(units in thousands)	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at December 31, 2016	146	$42.05
Granted	111	$49.86
Vested	—	$—
Forfeited	(8)	$44.21
Non-vested at December 31, 2017	249	$45.43
Granted	228	$29.69
Vested	(65)	$50.03
Forfeited	(14)	$39.01
Non-vested at December 31, 2018	398	$35.88
Granted	160	$24.70
Vested	(102)	$37.53
Forfeited	(87)	$29.96
Non-vested at December 31, 2019	369	$32.00

Performance Share Units

PSUs are awarded to key employees annually and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The PSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of PSUs. The PSUs are divided into three tranches, and each tranche is earned based on the achievement of an annual Adjusted EBITDA target which is set at the beginning of each of the three years in the vesting period. The Company defines Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring charges, net, integration and acquisition expenses and other similar charges including any severance costs, costs associated with warehouse and office openings or closings, consolidation, and relocation and other business optimization expenses, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges, net, fair value adjustments related to contingent liabilities assumed in mergers and acquisitions and certain other adjustments. Compensation expense for each tranche is recognized ratably from the date the fair value is measured to the vesting date for the number of awards expected to vest. The total fair value of PSUs that vested during 2019 and 2018 was $6.7 million and $5.8 million, respectively. There were no vested PSUs in 2017.

A summary of activity related to non-vested PSUs is presented below:

(units in thousands)	Number of PSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at December 31, 2016	355	$42.14
Granted	166	$35.81	(1)
Shares lost based on actual performance	(45)	$35.81
Vested	—	$—
Forfeited	(22)	$40.78
Non-vested at December 31, 2017	454	$40.87
Granted	323	$26.39	(2)
Shares gained based on actual performance	7	$26.39
Vested	(122)	$47.37
Forfeited	(35)	$34.57
Non-vested at December 31, 2018	627	$32.59
Granted	392	$24.82	(3)
Shares lost based on actual performance	(112)	$24.82
Vested	(174)	$38.36
Forfeited	(88)	$25.30
Non-vested at December 31, 2019	645	$25.10
(1) Represents weighted-average grant date fair value for the 2017, 2018 and 2019 tranches.
(2) Represents weighted-average grant date fair value for the 2018 and 2019 tranches.
(3) Represents weighted-average grant date fair value for the 2019 tranche.

Market Condition Performance Share Units

MCPSUs are awarded to key employees annually and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The MCPSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of MCPSUs. The MCPSUs are divided into three tranches and each tranche is earned based on the achievement of a total shareholder return ("TSR") target relative to the TSR of an applicable peer group over the one-, two- and three-year cumulative periods in the vesting period. The weighted-average grant date fair value of the MCPSUs is determined using a Monte Carlo simulation model. Assumptions used in the 2019, 2018 and 2017 models included an expected volatility rate of 53.6%, 45.5% and 25.0%, respectively, and a risk-free interest rate of 2.5%, 2.0% and 1.1%, respectively. The expected volatility rate is based on the historical volatility over the most recent period equal to the vesting period. The risk-free interest rate is based on the yield on U.S. Treasury securities matching the vesting period. Compensation expense is recognized ratably from the grant date to the vesting date. The total fair value of MCPSUs that vested during 2019 and 2018 was $2.7 million and $1.4 million, respectively. There were no vested MCPSUs in 2017.

A summary of activity related to non-vested MCPSUs is presented below:

(units in thousands)	Number of MCPSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at December 31, 2016	208	$48.23
Granted	100	$71.63
Shares lost based on actual performance	(103)	$71.63
Vested	—	$—
Forfeited/cancelled	(12)	$55.65
Non-vested at December 31, 2017	193	$56.23
Granted	194	$37.76
Shares lost based on actual performance	(35)	$37.76
Vested	(23)	$62.53
Forfeited/cancelled	(21)	$49.66
Non-vested at December 31, 2018	308	$46.74
Granted	235	$31.41
Shares lost based on actual performance	(153)	$31.41
Vested	(64)	$42.12
Forfeited/cancelled	(52)	$40.93
Non-vested at December 31, 2019	274	$40.81

For the years ended December 31, 2019, 2018 and 2017, the Company recognized $14.6 million, $18.1 million and $15.7 million, respectively, in expense related to the aforementioned equity-based awards. The income tax benefit recognized in 2019, 2018 and 2017 related to stock-based compensation expense was $3.8 million, $4.7 million and $5.7 million, respectively. As of December 31, 2019, total unrecognized stock-based compensation expense was $21.4 million and is expected to be recognized over a weighted-average period of approximately 2.0 years. Unrecognized compensation expense for the 2020 and 2021 tranches of the PSU awards is estimated based on the Company's closing stock price at December 31, 2019. Dividends are not paid or accrued on unvested stock units. The grant date fair values are not reduced for dividends as none are expected to be paid during the vesting period.

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

Escheat Audit

In 2013, Unisource was notified by the State of Delaware that it intended to examine the books and records of Unisource to determine compliance with Delaware escheat laws. Since that date, seven other states joined with Delaware in the audit process, which is conducted by an outside firm on behalf of the states. During the fourth quarter of 2017, the Company filed an election to convert the Delaware portion of the audit into a review under the State of Delaware's Voluntary Disclosure Agreement Program.

In December 2019, the Company and the State of Delaware signed a Voluntary Disclosure Agreement, pursuant to which the Company paid approximately $12.7 million to the State of Delaware in full satisfaction of the Delaware portion of the audit. Additionally during the fourth quarter of 2019, the Company paid approximately $0.6 million to other participating states and claimants as settlement of certain of their claims.

As of December 31, 2019 and 2018, the Company recognized an estimated liability of approximately $0.4 million and $10.0 million, respectively, based upon the information available at that time related to the remaining unsettled claims. The Company currently expects to resolve the remaining claims in the first half of 2020. The Company believes that it has established sufficient reserves with respect to the remaining claims, and that the resolution of those claims will not have a material adverse impact on its cash flow, results of operations or financial condition.

International Paper Potential Earn-Out

International Paper had a potential earn-out payment of up to $100.0 million that would have become due in 2020 if Veritiv's aggregate EBITDA for fiscal years 2017, 2018 and 2019 had exceeded an agreed-upon target of $759.0 million, subject to certain adjustments and would have been reflected by Veritiv as a reduction to equity at the time of payment. Based on actual results for 2017, 2018 and 2019, Veritiv did not meet the agreed-upon target value and thus will not be required to make the earn-out payment in 2020.

17. SEGMENT INFORMATION

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

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Year Ended December 31, 2019
Net sales	$3,446.3	$1,181.8	$2,104.6	$798.0	$7,530.7	$128.7	$7,659.4
Adjusted EBITDA	243.5	33.1	43.1	21.4	341.1	(185.2)
Depreciation and amortization	18.9	7.0	8.4	0.5	34.8	18.7	53.5
Restructuring charges, net	10.3	14.7	7.2	(9.1)	23.1	5.7	28.8
Year Ended December 31, 2018
Net sales	3,547.1	1,311.7	2,676.7	1,019.2	8,554.7	141.5	8,696.2
Adjusted EBITDA	246.7	29.0	64.0	24.6	364.3	(178.9)
Depreciation and amortization	19.2	6.8	8.8	0.8	35.6	17.9	53.5
Restructuring charges, net	4.7	3.4	12.1	0.7	20.9	0.4	21.3
Year Ended December 31, 2017
Net sales	3,157.8	1,309.7	2,793.7	958.0	8,219.2	145.5	8,364.7
Adjusted EBITDA	238.0	35.5	60.8	26.4	360.7	(184.3)
Depreciation and amortization	15.9	6.0	10.4	1.5	33.8	20.4	54.2
Restructuring charges, net	6.1	2.3	8.0	0.0	16.4	0.3	16.7

The table below presents a reconciliation of income (loss) before income taxes as reflected in the Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Year Ended December 31,
(in millions)	2019	2018	2017
Income (loss) before income taxes	$(28.8)	$(10.2)	$(1.9)
Interest expense, net	38.1	42.3	31.2
Depreciation and amortization	53.5	53.5	54.2
Restructuring charges, net	28.8	21.3	16.7
Stock-based compensation	14.6	18.1	15.7
LIFO reserve (decrease) increase	(3.7)	19.9	7.1
Non-restructuring asset impairment charges	—	0.4	8.4
Non-restructuring severance charges	8.4	4.9	3.5
Non-restructuring pension charges, net	6.6	11.3	2.2
Integration and acquisition expenses	17.5	31.8	36.5
Fair value adjustment on TRA contingent liability	0.3	(1.2)	(9.4)
Fair value adjustment on contingent consideration liability	13.1	(12.3)	2.0
Escheat audit contingent liability	3.7	2.5	7.5
Other	3.8	3.1	2.7
Adjustment for Corporate & Other	185.2	178.9	184.3
Adjusted EBITDA for reportable segments	$341.1	$364.3	$360.7

The table below summarizes total assets as of December 31, 2019 and 2018:

(in millions)	2019	2018
Packaging	$1,290.2	$1,183.1
Facility Solutions	324.4	345.5
Print	610.3	684.5
Publishing	123.9	196.3
Corporate & Other	162.3	120.3
Total assets	$2,511.1	$2,529.7

The following table presents net sales, property and equipment, net and operating lease ROU assets by geographic area:

	Net Sales			Property and Equipment, Net		Operating Lease ROU Assets
	Year Ended December 31,			As of December 31,		As of December 31,
(in millions)	2019	2018	2017	2019	2018	2019	2018
U.S.	$6,779.6	$7,800.9	$7,510.9	$174.3	$171.6	$383.4	$—
Canada	699.4	712.7	682.0	39.1	32.1	34.9	—
Rest of world	180.4	182.6	171.8	3.5	3.0	10.9	—
Total	$7,659.4	$8,696.2	$8,364.7	$216.9	$206.7	$429.2	$—
No single customer accounted for more than 5% of net sales for the years ended December 31, 2019, 2018 and 2017. During the year ended December 31, 2019, approximately 35% of our purchases were made from ten suppliers.

18. QUARTERLY DATA (UNAUDITED)

The unaudited quarterly results of operations for 2019 and 2018 are summarized below:

	2019
	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
Net sales	$1,941.5	$1,958.2	$1,924.5	$1,835.2
Cost of products sold	1,591.4	1,584.3	1,550.8	1,479.7
Net income (loss)	(26.7)	(11.3)	5.1	3.4

Weighted-average number of shares outstanding – basic	15.94	16.09	16.10	16.10
Weighted-average number of shares outstanding – diluted	15.94	16.09	16.24	16.40

Earnings (loss) per share (1):
Basic earnings (loss) per share	$(1.68)	$(0.70)	$0.32	$0.21

Diluted earnings (loss) per share	$(1.68)	$(0.70)	$0.31	$0.21
(1) See Note 13, Earning (Loss) Per Share, for discussion about the shares of common stock utilized in the computation of basic and diluted earnings per share for the year ended December 31, 2019.

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

See the table below for the quarterly breakdown of integration and acquisition expenses and restructuring charges, net:

	2019
(in millions)	Three Months Ended
	March 31	June 30	September 30	December 31
Integration and acquisition expenses	$4.3	$4.5	$4.5	$4.2
Restructuring charges, net	2.4	6.9	7.6	11.9

	2018
(in millions)	Three Months Ended
	March 31	June 30	September 30	December 31
Integration and acquisition expenses	$8.3	$8.4	$7.9	$7.2
Restructuring charges, net	11.9	11.4	5.4	(7.4)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act, of 1934, as amended (the "Exchange Act"), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company's management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019.

Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company's management, including the Chief Executive Officer and the Principal Financial Officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Annual Report On Internal Control Over Financial Reporting

Management's Responsibility for the Financial Statements

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

Internal Control Over Financial Reporting

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of conduct adopted by our Board of Directors that is applicable to all officers and employees of our Company and subsidiaries, as well as a code of conduct that is applicable to all of our directors.

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

Management, including the Chief Executive Officer and the Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's businesses. In making this assessment on the effectiveness of our internal control over financial reporting as of December 31, 2019, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). Based on our assessment, management has concluded that internal controls over financial reporting were effective as of December 31, 2019.

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

Audit and Finance Committee Responsibility

The Audit and Finance Committee of our Board of Directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit and Finance Committee reviews with the independent auditors the scope and results of the audit effort. The Audit and Finance Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit and Finance Committee. Our Audit and Finance Committee's Report can be found in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2020, which will be filed on or about March 12, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Veritiv Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Veritiv Corporation and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of a new accounting standard.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 27, 2020

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors of the Company.
This information is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Proposal 1 – Election of Directors."

(b) Executive Officers of the Company.
This information can be found under "Information About Our Executive Officers" in Part I, Item 1 of this report.

(c) Audit Committee Financial Experts.
This information is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Board Committees."

(d) Identification and Composition of the Audit and Finance Committee.
This information is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Board Committees."

(e) Delinquent Section 16(a) Reports.
Not applicable.

(f) Code of Ethics.
This information is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Corporate Governance Principles."

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Executive Compensation" and "Corporate Governance—Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Corporate Governance—Related Person Transaction Policy" and "Corporate Governance—Director Independence."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Principal Accountant Fees and Services."

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

3.3	Amended and Restated Bylaws of Veritiv Corporation, incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 21, 2018

4.1*	Description of the Registrant's Securities

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

10.12†
Offer Letter, dated as of February 15, 2018, between Veritiv Operating Company and Salvatore Abbate, incorporated by reference from Exhibit 10.12 to the Registrant's Form 10-K filed on February 28, 2019.

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

10.23†
Separation Agreement, dated as of December 6, 2019, by and between Veritiv Corporation and Thomas S. Lazzaro, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 9, 2019.

10.24†*	Form of Restricted Stock Unit Award Agreement (2020 revision)

10.25†*	Form of Performance-Based Unit Award Agreement (ROIC, Packaging Gross Profit Dollar Growth & Relative TSR Modifier)

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Omitted schedules will be furnished supplementally to the SEC upon request
† Management contract or compensatory plans or arrangements
* Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2020.

VERITIV CORPORATION
(Registrant)

By:	/s/ Mary A. Laschinger
Name: Mary A. Laschinger
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2020.

(i)	Principal executive officer:
	/s/ Mary A. Laschinger	Chairman of the Board of Directors and Chief Executive Officer
Mary A. Laschinger

(ii)	Principal financial officer:
	/s/ Guilherme Nebel de Mello	Interim Principal Financial Officer and Treasurer
Guilherme Nebel de Mello

(iii)	Principal accounting officer:
	/s/ Andrew E. Magley	Chief Accounting Officer
Andrew E. Magley

(iv)	Directors:

	/s/ Shantella E. Cooper	Director
Shantella E. Cooper

	/s/ David E. Flitman	Director
David E. Flitman

	/s/ Daniel T. Henry	Director
Daniel T. Henry

	/s/ Tracy A. Leinbach	Director
Tracy A. Leinbach

	/s/ Stephen E. Macadam	Director
Stephen E. Macadam

	/s/ William E. Mitchell	Director
William E. Mitchell

	/s/ Michael P. Muldowney	Director
Michael P. Muldowney

	/s/ Charles G. Ward, III	Director
Charles G. Ward, III

	/s/ John J. Zillmer	Director
John J. Zillmer