Form 10-Q
period 2020-03-31
Veritiv Corp
filed 2020-05-06
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
or
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

The number of shares outstanding of the registrant's common stock as of April 30, 2020 was 15,866,822.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales (including sales to related party of $5.6 and $6.4, respectively)	$1,707.3	$1,941.5
Cost of products sold (including purchases from related party of $18.8 and $24.8, respectively) (exclusive of depreciation and amortization shown separately below)	1,359.6	1,591.4
Distribution expenses	123.4	130.4
Selling and administrative expenses	203.6	216.1
Depreciation and amortization	13.8	12.8
Integration expenses	—	4.3
Restructuring charges, net	—	2.4
Operating income (loss)	6.9	(15.9)
Interest expense, net	7.0	11.4
Other (income) expense, net	(0.1)	6.2
Income (loss) before income taxes	0.0	(33.5)
Income tax expense (benefit)	0.4	(6.8)
Net income (loss)	$(0.4)	$(26.7)

Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$(0.02)	$(1.68)

Weighted-average shares outstanding:
Basic and diluted	16.16	15.94

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(0.4)	$(26.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	(14.0)	2.4
Change in fair value of cash flow hedge, net of $0.0 and $(0.1) tax, respectively	0.0	0.1
Other comprehensive income (loss)	(14.0)	2.5
Total comprehensive income (loss)	$(14.4)	$(24.2)

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$74.6	$38.0
Accounts receivable, less allowances of $44.2 and $43.8, respectively	915.4	910.8
Related party receivable	3.3	2.8
Inventories	505.2	552.9
Other current assets	118.4	126.1
Total current assets	1,616.9	1,630.6
Property and equipment (net of accumulated depreciation and amortization of $350.6 and $342.6, respectively)	215.8	216.9
Goodwill	99.6	99.6
Other intangibles, net	51.0	52.2
Deferred income tax assets	50.9	57.0
Other non-current assets	438.0	454.8
Total assets	$2,472.2	$2,511.1
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$494.8	$476.9
Related party payable	5.2	4.3
Accrued payroll and benefits	40.2	53.9
Other accrued liabilities	168.7	183.8
Current portion of debt	14.3	12.6
Total current liabilities	723.2	731.5
Long-term debt, net of current portion	740.1	742.4
Defined benefit pension obligations	14.4	15.7
Other non-current liabilities	467.7	485.3
Total liabilities	1,945.4	1,974.9
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 16.5 million and 16.4 million, respectively; shares outstanding - 15.8 million and 16.1 million, respectively	0.2	0.2
Additional paid-in capital	626.8	618.0
Accumulated (deficit) earnings	(36.0)	(35.3)
Accumulated other comprehensive loss	(47.1)	(33.1)
Treasury stock at cost - 0.7 million shares in 2020 and 0.3 million shares in 2019	(17.1)	(13.6)
Total shareholders' equity	526.8	536.2
Total liabilities and shareholders' equity	$2,472.2	$2,511.1

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income (loss)	$(0.4)	$(26.7)
Depreciation and amortization	13.8	12.8
Amortization of deferred financing fees	0.6	0.6
Net losses (gains) on dispositions of property and equipment	0.1	0.1
Provision for expected credit losses and doubtful accounts, respectively	4.4	3.8
Deferred income tax provision (benefit)	5.2	(7.3)
Stock-based compensation	9.4	4.7
Other non-cash items, net	2.6	1.8
Changes in operating assets and liabilities
Accounts receivable and related party receivable	(19.6)	118.3
Inventories	38.5	8.6
Other current assets	1.2	6.2
Accounts payable and related party payable	50.9	(57.8)
Accrued payroll and benefits	(13.2)	(21.5)
Other accrued liabilities	(8.8)	(6.4)
Other	0.1	6.6
Net cash provided by (used for) operating activities	84.8	43.8
Investing activities
Property and equipment additions	(8.9)	(7.5)
Proceeds from asset sales	0.7	0.1
Net cash provided by (used for) investing activities	(8.2)	(7.4)
Financing activities
Change in book overdrafts	(24.7)	17.1
Borrowings of long-term debt	1,479.8	1,767.9
Repayments of long-term debt	(1,483.6)	(1,815.2)
Payments under right-of-use finance leases	(2.9)	(2.1)
Purchase of treasury stock	(3.5)	—
Payments under Tax Receivable Agreement	(0.3)	(7.8)
Payments under other contingent consideration	(3.5)	—
Other	(0.5)	(2.7)
Net cash provided by (used for) financing activities	(39.2)	(42.8)
Effect of exchange rate changes on cash	(0.8)	0.1
Net change in cash	36.6	(6.3)
Cash at beginning of period	38.0	64.3
Cash at end of period	$74.6	$58.0
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$0.6	$0.7
Cash paid for interest	6.2	10.6
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases	$11.2	$2.1
Non-cash additions to other non-current assets for right-of-use operating leases	10.8	46.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, unaudited)

	2020
	Common Stock Issued		Additional Paid-in Capital	Accumulated (Deficit) Earnings	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	16.4	$0.2	$618.0	$(35.3)	$(33.1)	(0.3)	$(13.6)	$536.2
Net income (loss)				(0.4)				(0.4)
Other comprehensive income (loss)					(14.0)			(14.0)
Stock-based compensation			9.4					9.4
Issuance of common stock, net of stock received for minimum tax withholdings	0.1	0.0	(0.6)					(0.6)
Adoption impact - Accounting Standards Update 2016-13				(0.3)				(0.3)
Treasury stock						(0.4)	(3.5)	(3.5)
Balance at March 31, 2020	16.5	$0.2	$626.8	$(36.0)	$(47.1)	(0.7)	$(17.1)	$526.8
(1) Accumulated other comprehensive loss.

	2019
	Common Stock Issued		Additional Paid-in Capital	Accumulated (Deficit) Earnings	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	16.2	$0.2	$605.7	$(8.5)	$(40.7)	(0.3)	$(13.6)	$543.1
Net income (loss)				(26.7)				(26.7)
Other comprehensive income (loss)					2.5			2.5
Stock-based compensation			4.7					4.7
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(2.7)					(2.7)
Adoption impact - Accounting Standards Update 2016-02				2.7				2.7
Balance at March 31, 2019	16.4	$0.2	$607.7	$(32.5)	$(38.2)	(0.3)	$(13.6)	$523.6
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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete set of annual audited financial statements. The accompanying unaudited financial information should be read in conjunction with the Consolidated Financial Statements and Notes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2019. In the opinion of management, all adjustments, including normal recurring accruals and other adjustments, considered necessary for a fair presentation of the interim financial information have been included. The operating results for the interim periods are not necessarily indicative of results for the full year, particularly in light of the novel coronavirus ("COVID-19") pandemic and its effects on the domestic and global economies. These financial statements include all of the Company's subsidiaries. All significant intercompany transactions between Veritiv's businesses have been eliminated.

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, revenue recognition, right-of-use ("ROU") asset and liability valuations, accounts and notes receivable valuations, inventory valuation, employee benefit plans, income tax contingency accruals and valuation allowances, multi-employer pension plan withdrawal liabilities, contingency accruals and goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

As a result of the COVID-19 pandemic, the Company could experience impacts including, but not limited to, charges from potential adjustments of the carrying amount of accounts and notes receivables and inventory, asset impairment charges and deferred tax valuation allowances. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations, access to sources of liquidity and its financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread and severity of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession or downturn that has occurred or may occur in the future. Estimates are revised as additional information becomes available.

Accounting Pronouncements

Recently Adopted Accounting Standards

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326). The standard replaces the previously required incurred loss impairment methodology with guidance that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to be considered in making credit loss estimates. The standard requires application on a modified retrospective basis; accordingly, prior periods have not been adjusted to conform to the new guidance. Upon adoption, the Company recorded a $0.3 million decrease to retained earnings as the cumulative effect adjustment from applying the standard.

The Company performs an assessment of its financial assets which consist primarily of accounts receivable and identifies pools (i.e., groups of similar assets within the accounts receivable portfolio) based on the Company’s internal risk ratings, geographical locations and historical loss information. The Company’s pools are classified by reportable segment, risk level and the geographical location of the Company’s customers. The risk characteristics of each segment are determined by the impact of economic and structural fluctuations that are specific to the industries served by the Company, competition from other suppliers, and the nature of the products and services provided to the Company’s customers. The Print and Publishing segments are faced with industry-wide decreases in demand for products and services due to the increasing use of e-commerce and other on-line product substitutions. The Facility Solutions segment could experience revenue declines and increases in delinquency rates attributable to changes in the travel industry and back-to-school activities. The Packaging segment’s performance could be negatively impacted by changes in customer buying habits and product preferences. The Company considered the Packaging and Facility Solutions segments to be a single pool as they share similar risk characteristics.

The Company’s allowance for credit losses reflects the best estimate of expected losses to the Company's accounts receivable portfolio determined on the basis of historical experience, current conditions, reasonable and supportable forecasts and specific allowances for known troubled accounts. In developing the allowance for credit losses, the Company utilizes internal risk ratings that are determined based on a number of factors including a periodic evaluation of each customer’s financial condition where possible. In addition to leveraging the internally developed risk ratings and historical experience, the expected credit loss estimates are developed using quantitative analyses, where meaningful, and qualitative analyses to forecast the impact that external factors and economic indicators may have on the amount that the Company expects to collect.

The components of the accounts receivable allowances were as follows:

(in millions)	March 31, 2020	December 31, 2019
Allowance for credit losses and doubtful accounts, respectively	$31.7	$30.4
Other allowances	12.5	13.4
Total accounts receivable allowances	$44.2	$43.8

Below is a rollforward of the Company’s allowance for credit losses for the three months ended March 31, 2020:

	Packaging and Facility Solutions		Print - High Risk		Print - Medium/Low Risk
(in millions)	U.S.	Canada	U.S.	Canada	U.S.	Canada	Publishing(1)	Rest of world	Corporate & Other(1)	Total
Balance at January 1, 2020	$13.3	$1.0	$11.9	$0.4	$0.9	$0.1	$1.3	$0.6	$0.9	$30.4
Add / (Deduct):
Adoption impact - ASU 2016-13	1.0	(0.3)	(0.2)	0.0	0.1	(0.1)	(0.1)	—	0.0	0.4
Provision for expected credit losses	1.6	0.0	(0.2)	0.0	0.6	0.0	(0.1)	0.1	0.1	2.1
Write-offs charged against the allowance	(0.1)	0.0	(0.9)	0.0	(0.1)	—	—	—	0.0	(1.1)
Recoveries of amounts previously written off	0.0	—	0.0	0.0	0.1	—	—	—	0.0	0.1
Other adjustments(2)	—	(0.1)	—	0.0	—	0.0	—	(0.1)	—	(0.2)
Balance at March 31, 2020	$15.8	$0.6	$10.6	$0.4	$1.6	$0.0	$1.1	$0.6	$1.0	$31.7
(1) Publishing and Corporate & Other have only U.S. Operations.
(2) Other adjustments represent amounts reserved for foreign currency translation adjustments and reserves for certain customer accounts where revenue is not recognized because collectability is not probable, and may include accounts receivable allowances recorded in connection with acquisitions.

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

ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update also require companies to expense capitalized implementation costs over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The amendments also stipulate presentation requirements for the Statement of Operations, Balance Sheet and Statement of Cash Flows. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this ASU on January 1, 2020 on a prospective basis. Capitalized amounts are reported in the Condensed Consolidated Balance Sheet as other current assets and other non-current assets based on the remaining useful life of the asset. The related periodic expense is reported as part of operating expenses in the Condensed Consolidated Statement of Operations and the corresponding cash flow impact is reported as part of operating activities in the Condensed Consolidated Statement of Cash Flows. The Company does not expect the adoption of this standard to have a material impact on its future consolidated financial statements and related disclosures.

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

2. REVENUE RECOGNITION

Revenue Recognition

Veritiv applies the five-step model to assess its contracts with customers. The Company's revenue is reported as net sales and is measured as the determinable transaction price, net of any variable consideration (e.g., sales incentives and rights to return product) and any taxes collected from customers and remitted to governmental authorities. When the Company enters into a sales arrangement with a customer, it believes it is probable that it will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. When management cannot conclude collectability is probable for shipments to a particular customer, revenue associated with that customer is not recognized until cash is collected or management is otherwise able to establish that collectability is probable. The Company has established credit and collection processes whereby collection assessments are performed and expected credit losses are recognized. As a normal business practice, Veritiv does not enter into contracts that require more than one year to complete or that contain significant financing components.

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

A customer contract liability will arise when Veritiv has received payment for goods and services, but has not yet transferred the items to a customer and satisfied its performance obligations. Veritiv records a customer contract liability for performance obligations outstanding related to payments received in advance for customer deposits on equipment sales and its bill-and-hold arrangements. Veritiv expects to satisfy these remaining performance obligations and recognize the related revenues upon delivery of the goods and services to the customer's designated location within 12 months following receipt of the payment. Most equipment sales deposits are held for approximately 90 days and bill-and-hold arrangements initially cover a 60 - 90 day period, but can be renewed by the customer.

As of March 31, 2020 and December 31, 2019, the Company recognized estimated inventory returns of approximately $1.8 million and $2.0 million, respectively, which are included in inventories on the Condensed Consolidated Balance Sheets. Additionally, the Company recognized customer contract liabilities related to its customer deposits for equipment sales and payments received for bill-and-hold arrangements, which are included in accounts payable on the Condensed Consolidated Balance Sheets.

See the table below for a summary of the changes to the customer contract liabilities for the three months ended March 31, 2020 and 2019:

	Customer Contract Liabilities
(in millions)	2020	2019
Balance at January 1,	$11.7	$17.7
Payments received	11.0	11.7
Revenue recognized from beginning balance	(9.0)	(13.3)
Revenue recognized from current year receipts	(2.8)	(3.4)
Balance at March 31,	$10.9	$12.7

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

Veritiv evaluated the nature of the products and services provided to its customers as well as the nature of the customer and the geographical distribution of its customer base and determined that the best representative level of disaggregated revenue is the product category basis. The Company is able to serve a wide variety of customers, from large national companies to small local customers, through its distribution network. Historically, the Company's ten largest customers have generated approximately 10% of its consolidated annual net sales. Veritiv's principal markets are concentrated primarily across North America with net sales in the U.S., Canada and Mexico of approximately 89%, 9% and 1%, respectively.

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

3. LEASES

The Company leases certain property and equipment used for operations to limit its exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment. As of March 31, 2020, the Company operated from approximately 150 distribution centers of which approximately 140 were leased. These facilities are strategically located throughout the U.S., Canada and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions. Real estate leases generally carry lease terms of three to ten years. Delivery equipment leases generally carry lease terms of three to eight years and other non-real estate leases generally carry lease terms of three to five years.

The Company determines if an arrangement is a lease at lease inception and reviews lease arrangements for finance or operating lease classification at their commencement date. The Company does not include short-term leases on the balance sheets and does not separate lease and non-lease components for its delivery equipment leases. In order to value the ROU assets and related liabilities, the Company makes certain estimates and assumptions related to establishing the lease term, discount rates and variable lease payments (e.g., rent escalations tied to changes in the Consumer Price Index). The exercise of any lease renewal or asset purchase option is at the Company's sole discretion. The lease term for all of the Company's leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. Similar to a variable lease payment, certain delivery equipment leases include a provision for an amount the Company may be required to pay at the end of the lease for any residual value deficiency incurred by the lessor upon resale of the underlying asset. The Company uses the implicit rate of interest when it is available; however, as most of the Company's leases do not provide an implicit rate of interest, the Company uses its incremental borrowing rate based on information available at the lease commencement date in determining the discounted value of the lease payments. Lease expense and depreciation expense are recognized on a straight-line basis over the lease term, or for a finance lease, over the shorter of the life of the underlying asset or the lease term.

The components of lease expense were as follows:

(in millions)		Three Months Ended March 31,
Lease Classification	Financial Statement Classification	2020	2019
Short-term lease expense(1)	Operating expenses	$0.9	$1.9

Operating lease expense(2)	Operating expenses	$27.1	$27.3

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$3.5	$2.3
Interest expense	Interest expense, net	0.8	0.5
Total finance lease expense		$4.3	$2.8

Total Lease Cost		$32.3	$32.0
(1) Short-term lease expense is comprised of expenses related to leases with a term of twelve months or less, which includes expenses related to month-to month leases.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were not significant for the periods presented.

Supplemental balance sheets and other information were as follows:

(in millions, except weighted-average data)		March 31, 2020	December 31, 2019
Lease Classification	Financial Statement Classification
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$413.6	$429.2

Operating lease obligations - current	Other accrued liabilities	$89.0	$90.5
Operating lease obligations - non-current	Other non-current liabilities	361.3	376.6
Total operating lease obligations		$450.3	$467.1

Weighted-average remaining lease term in years		6.5	6.6
Weighted-average discount rate		4.7%	4.6%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$81.4	$76.6

Finance lease obligations - current	Current portion of debt	$13.0	$11.5
Finance lease obligations - non-current	Long-term debt, net of current portion	73.0	69.2
Total finance lease obligations		$86.0	$80.7

Weighted-average remaining lease term in years		7.4	7.8
Weighted-average discount rate		3.6%	3.4%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Three Months Ended March 31,
Lease Classification	Financial Statement Classification	2020	2019
Operating Leases:
Operating cash flows from operating leases	Operating activities	$27.8	$26.5

Finance Leases:
Operating cash flows from finance leases	Operating activities	$0.8	$0.5
Financing cash flows from finance leases	Financing activities	2.9	2.1

Lease Commitments

Future minimum lease payments at March 31, 2020 were as follows:

(in millions)	Finance Leases	Operating Leases(1)
2020 (excluding the three months ended March 31, 2020)	$11.8	$82.2
2021	15.2	96.7
2022	14.6	81.5
2023	12.3	60.6
2024	10.5	51.5
2025	9.8	41.8
Thereafter	24.7	112.5
Total future minimum lease payments	98.9	526.8
Amount representing interest	(12.9)	(76.5)
Total future minimum lease payments, net of interest	$86.0	$450.3
(1) Future sublease income is not included in the above table as the amount is not significant.

Total future minimum lease payments at March 31, 2020 for finance and operating leases, including the amount representing interest, are comprised of $532.3 million for real estate leases and $93.4 million for non-real estate leases.

At March 31, 2020, the Company had committed to additional future obligations of approximately $7.7 million for operating leases of real estate that have not yet commenced and therefore are not included in the table above. These leases will commence over the next six months with an average lease term of six years.

4. INTEGRATION AND RESTRUCTURING CHARGES

Merger of xpedx and Unisource

Integration Expenses
As of December 31, 2019, the integration plan related to the Merger was complete. During the three months ended March 31, 2019, Veritiv incurred costs and charges for the integration of the xpedx and Unisource businesses, which primarily related to: internally dedicated integration management resources, information technology conversion costs and other costs to integrate its businesses.

The following table summarizes the components of these integration expenses:

Three Months Ended March 31,
(in millions)	2019
Integration management	$2.7
Information technology conversion costs	0.8
Other	0.6
All American Containers ("AAC") integration	0.2
Total integration expenses	$4.3

Veritiv Restructuring Plan: Merger Related
As part of the Merger, the Company executed a multi-year restructuring program of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. The restructuring plan included initiatives to (i) consolidate warehouse facilities in overlapping markets, (ii) improve efficiency of the delivery network, (iii) consolidate customer service centers, (iv) reorganize the field sales and operations functions and (v) restructure the corporate general and administrative functions. As part of its restructuring efforts, the Company evaluated its operations outside of North America to identify additional cost saving opportunities. As of December 31, 2019, the restructuring plan related to the Merger was complete. See Note 13, Segment Information, for the impact these charges had on the Company's reportable segments.

Other direct costs reported in the tables below include facility closing costs, actual and estimated multi-employer pension plan ("MEPP") withdrawal charges and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The following is a summary of the Company's restructuring liability activity for the three months ended March 31, 2020. The majority of the remaining liability balance is related to MEPP withdrawal liabilities with payments expected to be made over an approximate 20-year period.

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2019	$6.2	$30.6	$36.8
Payments	(2.7)	(3.8)	(6.5)
Balance at March 31, 2020	$3.5	$26.8	$30.3

The following is a summary of the Company's restructuring liability activity for the three months ended March 31, 2019 (costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals):

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2018	$4.7	$25.1	$29.8
Costs incurred	1.3	1.3	2.6
Payments	(1.0)	(3.1)	(4.1)
Balance at March 31, 2019	$5.0	$23.3	$28.3

5. DEBT

The Company's debt obligations were as follows:

(in millions)	March 31, 2020	December 31, 2019
Asset-Based Lending Facility (the "ABL Facility")	$667.1	$673.2
Commercial card program	1.3	1.1
Finance leases	86.0	80.7
Total debt	754.4	755.0
Less: current portion of debt	(14.3)	(12.6)
Long-term debt, net of current portion	$740.1	$742.4

ABL Facility

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2020, the available additional borrowing capacity under the ABL Facility was approximately $286.0 million. As of March 31, 2020, the Company held $12.1 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At March 31, 2020, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Interest Rate Caps

The Company’s indebtedness under the ABL Facility creates interest rate risk. The Company actively monitors this risk with the objective to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in the interest rate. In July 2015, the Company entered into an interest rate cap agreement which expired on July 1, 2019; all related impacts to the Company's consolidated financial statements for the three months ended March 31, 2019 were not significant.

Effective September 13, 2019, the Company entered into a new interest rate cap agreement with an expiration date of September 13, 2022. The interest rate cap effectively limits the floating LIBOR-based portion of the interest rate. The interest rate cap covers $350.0 million of the Company’s floating-rate debt at 2.75% plus the applicable credit spread. The Company paid $0.6 million for the interest rate cap. For the three months ended March 31, 2020, the amount reclassified from AOCL into earnings was not significant. As of March 31, 2020 and December 31, 2019, the interest rate cap had a fair value that was not significant. The interest rate cap is classified within other non-current assets on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. The amount expected to be reclassified from AOCL into earnings within the following 12 months is not significant. The fair value was estimated using observable market-based inputs including interest rate curves and implied volatilities (Level 2). The Company designated the new interest rate cap as a cash flow hedge of exposure to changes in cash flows due to changes in the LIBOR-based portion of the interest rate above 2.75%. The Company has determined that the interest rate cap hedging relationship is effective.

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

Commercial Card Program

In May 2019, the Company entered into a commercial purchasing card agreement with a financial institution. The commercial card is used for business purpose purchasing and must be paid in-full monthly. The card currently carries a maximum credit limit of $37.5 million. At March 31, 2020 and December 31, 2019, $1.3 million and $1.1 million, respectively, was outstanding on the commercial card. The net change in the outstanding balance is classified as a financing activity in the Condensed Consolidated Statements of Cash Flows.

6. INCOME TAXES

Due to the heightened uncertainty surrounding the COVID-19 pandemic, Veritiv is unable to reasonably estimate its annual effective tax rate (“AETR”) at this time. See Note 1, Business and Summary of Significant Accounting Policies for further information. As a result, Veritiv used its actual year-to-date effective tax rate to calculate taxes for the three months ended March 31, 2020. For the three months ended March 31, 2019 the estimate was highly sensitive to estimates of ordinary income (loss) and permanent differences such that minor fluctuations in these estimates could result in significant fluctuations of the Company’s AETR and thus, the actual year-to-date effective tax rate was used to calculate taxes.

The following table presents the expense (benefit) for income taxes and the effective tax rates for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions)	2020	2019
Income (loss) before income taxes	$0.0	$(33.5)
Income tax expense (benefit)	0.4	(6.8)
Effective tax rate	*	20.3%
*- not meaningful

The difference between the Company's effective tax rates for the three months ended March 31, 2020 and 2019, and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), tax expense for stock compensation vesting, Global Intangible Low-Taxed Income, non-deductible expenses, tax credits and the Company's pre-tax book income (loss) by jurisdiction. In addition, Veritiv recognized the tax effect of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the quarter ended March 31, 2020, and recorded an estimated $2.1 million benefit, primarily related to the carryback of net operating loss (“NOL” or “NOLs”) generated in 2019 to prior years in which the U.S. statutory tax rate was 35%.

The CARES Act was signed into law on March 27, 2020 and makes significant economic stimulus changes and additional changes to the U.S. tax code, including, but not limited to, allowing the carryback of NOLs occurring in 2018, 2019, and 2020 to the prior five years and eliminating the taxable income limitation, changes interest expense limitation, includes a technical correction for qualified improvement property depreciation, and provides additional employee retention credits.

7. RELATED PARTY TRANSACTIONS

Agreements with the UWWH Stockholder

In January 2020 and 2019, in connection with the Tax Receivable Agreement ("TRA") executed at the time of the Merger, Veritiv paid $0.3 million and $8.1 million, respectively, in principal and interest to UWW Holdings, LLC (the "UWWH Stockholder"), one of Veritiv's existing stockholders and the former sole stockholder of UWWH, for the utilization of pre-merger NOLs in its 2018 and 2017 federal and state tax returns, respectively. See Note 9, Fair Value Measurements, for additional information regarding the TRA.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. As a result of the Merger and related private placement, Georgia-Pacific, as joint owner of the UWWH Stockholder, is a related party.

The following tables summarize the financial impact of these related party transactions with Georgia-Pacific:

	Three Months Ended March 31,
(in millions)	2020	2019
Sales to Georgia-Pacific, reflected in net sales	$5.6	$6.4
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	18.8	24.8

(in millions)	March 31, 2020	December 31, 2019
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheets	$9.3	$11.4
Related party payable to Georgia-Pacific	5.2	4.3
Related party receivable from Georgia-Pacific	3.3	2.8

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

Total net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.6	$0.1	$0.4	$0.1

Interest cost	$0.4	$0.6	$0.6	$0.7
Expected return on plan assets	(1.0)	(0.9)	(0.9)	(0.9)
Amortization of net loss	0.0	0.0	0.1	0.0
Total other components	$(0.6)	$(0.3)	$(0.2)	$(0.2)
Net periodic benefit cost (credit)	$0.0	$(0.2)	$0.2	$(0.1)

9. FAIR VALUE MEASUREMENTS

At March 31, 2020 and December 31, 2019, the carrying amounts of cash, receivables, payables, other components of other current assets and other accrued liabilities, and the short-term debt associated with the commercial card program approximate their fair values due to the short maturity of these items.

As of March 31, 2020, the Company held for sale $10.1 million in assets related to its restructuring plan, which was completed as of December 31, 2019, except for the sale of these assets. These assets are included in other current assets on the Condensed Consolidated Balance Sheets at the lower of their carrying value or fair value at March 31, 2020.

Borrowings under the ABL Facility are at variable market interest rates, and accordingly, the carrying amount approximates fair value. The fair value of the debt-related interest rate cap was derived from a discounted cash flow analysis based on the terms of the agreement and Level 2 data for the forward interest rate curve adjusted for the Company's credit risk. See Note 5, Debt, for additional information regarding the Company's ABL Facility and other obligations.

The Company's liabilities disclosed at fair value at March 31, 2020 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$667.1		$667.1
TRA contingent liability	30.4			30.4

The Company's liabilities disclosed at fair value at December 31, 2019 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$673.2		$673.2
TRA contingent liability	31.4			31.4
AAC contingent consideration	2.5			2.5

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the TRA at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the TRA is a Level 3 measurement which relied upon both Level 2 data (publicly observable data such as market interest rates and historical foreign exchange rates) and Level 3 data (internal data such as the Company's projected income (loss) before income taxes, taxable income and assumptions about the utilization of Unisource's NOLs, attributable to taxable periods prior to the Merger, by the Company). The inputs to the fair value measurement of the contingent liability are reassessed on a quarterly basis. The amount payable under the TRA is contingent on the Company generating a certain level of taxable income prior to the expiration of the NOL carryforwards. Moreover, future trading of Company stock may result in additional ownership changes as defined under Section 382 of the Internal Revenue Code, further limiting the use of Unisource's NOLs and the amount ultimately payable under the TRA. The contingent liability is remeasured at fair value at each reporting period-end with the change in fair value recognized in other (income) expense, net on the Condensed Consolidated Statements of Operations. At March 31, 2020, the Company remeasured the contingent liability using a discount rate of 4.6% (Moody's daily long-term corporate BAA bond yield). There have been no transfers between the fair value measurement levels for the three months ended March 31, 2020. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period.

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the three months ended March 31, 2020:

(in millions)	TRA Contingent Liability
Balance at December 31, 2019	$31.4
Change in fair value adjustment recorded in other (income) expense, net	(0.7)
Principal payment	(0.3)
Balance at March 31, 2020	$30.4

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the three months ended March 31, 2019:

(in millions)	TRA Contingent Liability
Balance at December 31, 2018	$38.9
Change in fair value adjustment recorded in other (income) expense, net	0.9
Principal payment	(7.8)
Balance at March 31, 2019	$32.0

On August 31, 2017 (the "Acquisition Date"), Veritiv completed its acquisition of 100% of the equity interests in various AAC entities. The purchase price allocation for the acquisition of AAC included $22.2 million for the estimated fair value of contingent consideration. The maximum amount payable for the contingent consideration was $50.0 million, with up to $25.0 million payable at each of the first and second anniversaries of the Acquisition Date. The Company paid $2.5 million on December 26, 2018 and $20.0 million on December 11, 2019 for contingent consideration earned as of the first and second anniversaries of the Acquisition Date, respectively. On March 19, 2020, the Company paid an additional $3.5 million to the sellers of AAC in full satisfaction of the contingent liability. This matter is now resolved and there will be no future adjustments to the AAC contingent liability.

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

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations is as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Numerator:
Net income (loss)	$(0.4)	$(26.7)

Denominator:
Weighted-average number of shares outstanding – basic and diluted	16.16	15.94

Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$(0.02)	$(1.68)

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	1.28	1.32
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.32	0.59

In accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units and/or Performance Condition Share Units vested during those periods. The net share issuance is included on the Condensed Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2020 and 2019. For additional information related to these plans refer to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

See the table below for information related to these transactions:

	Three Months Ended March 31,
(in millions)	2020	2019
Shares issued	0.2	0.3
Shares recovered for minimum tax withholding	(0.1)	(0.1)
Net shares issued	0.1	0.2

11. ACCUMULATED OTHER COMPREHENSIVE LOSS ("AOCL")

Comprehensive income (loss) is reported in the Condensed Consolidated Statements of Comprehensive Income (Loss) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income (loss).

The following table provides the components of AOCL at March 31, 2020 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2019	$(26.6)	$(6.2)	$(0.3)	$(33.1)
Unrealized net gains (losses) arising during the period	(14.0)	0.0	0.0	(14.0)
Net current period other comprehensive income (loss)	(14.0)	0.0	0.0	(14.0)
Balance at March 31, 2020	$(40.6)	$(6.2)	$(0.3)	$(47.1)

The following table provides the components of AOCL at March 31, 2019 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2018	$(30.3)	$(10.1)	$(0.3)	$(40.7)
Unrealized net gains (losses) arising during the period	2.4	0.0	0.0	2.4
Amounts reclassified from AOCL	—	—	0.1	0.1
Net current period other comprehensive income (loss)	2.4	0.0	0.1	2.5
Balance at March 31, 2019	$(27.9)	$(10.1)	$(0.2)	$(38.2)

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

Western Pennsylvania Teamsters and Employers Pension Fund

During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund"), a MEPP related to its Warrendale, Pennsylvania location, and recognized an estimated partial withdrawal liability of $6.5 million, which was unchanged as of March 31, 2020. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity.

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Fund related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million in distribution expenses.

The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability. Final charges for MEPP withdrawals are not known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. The Company has not yet received determination letters from the Western Pennsylvania Fund for either the partial or complete withdrawal. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively.

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

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Three Months Ended March 31, 2020
Net sales	$802.6	$259.7	$452.2	$166.7	$1,681.2	$26.1	$1,707.3
Adjusted EBITDA	59.6	9.0	11.2	3.6	83.4	(47.2)
Depreciation and amortization	5.3	1.9	2.1	0.0	9.3	4.5	13.8

Three Months Ended March 31, 2019
Net sales	$845.4	$298.5	$553.9	$210.1	$1,907.9	$33.6	$1,941.5
Adjusted EBITDA	48.2	4.2	7.2	4.8	64.4	(44.0)
Depreciation and amortization	4.5	1.7	2.1	0.2	8.5	4.3	12.8
Restructuring charges, net	0.3	0.2	0.5	0.3	1.3	1.1	2.4

The table below presents a reconciliation of income (loss) before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended March 31,
(in millions)	2020	2019
Income (loss) before income taxes	$0.0	$(33.5)
Interest expense, net	7.0	11.4
Depreciation and amortization	13.8	12.8
Restructuring charges, net	—	2.4
Stock-based compensation	9.4	4.7
LIFO reserve (decrease) increase	(5.9)	3.4
Non-restructuring severance charges	1.7	1.3
Non-restructuring pension charges, net	7.1	0.0
Integration expenses	—	4.3
Fair value adjustment on TRA contingent liability	(0.7)	0.9
Fair value adjustment on contingent consideration liability	1.0	5.4
Escheat audit contingent liability	—	7.0
Other	2.8	0.3
Adjustment for Corporate & Other	47.2	44.0
Adjusted EBITDA for reportable segments	$83.4	$64.4

14. SUBSEQUENT EVENT

On April 9, 2020, the Company amended its ABL Facility to extend the maturity date to April 9, 2025, reduced the aggregate commitments from $1.4 billion to $1.1 billion and adjusted the pricing grid for applicable interest rates. All other significant terms remained consistent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report regarding the Company's future operating results, performance, business plans, including prospects, guidance, any restructuring, statements related to the impact of COVID-19 and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "continue," "intend," "should," "will," "would," "planned," "estimated," "potential," "goal," "outlook," "may," "predicts," "could," or the negative of such terms, or other comparable expressions, as they relate to the Company or its business, have been used to identify such forward-looking statements. All forward-looking statements reflect only the Company's current beliefs and assumptions with respect to future operating results, performance, business plans, prospects, guidance and other matters, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company's actual operating results, performance, business plans, prospects or guidance to differ materially from those expressed in, or implied by, these statements.

Factors that could cause actual results to differ materially from current expectations include risks and other factors described under "Risk Factors" in our Annual Report on Form 10-K and elsewhere in the Company's publicly available reports filed with the Securities and Exchange Commission ("SEC"), which contain a discussion of various factors that may affect the Company's business or financial results. Such risks and other factors, which in some instances are beyond the Company's control, include: the industry-wide decline in demand for paper and related products; adverse impacts of the COVID-19 pandemic; increased competition from existing and non-traditional sources; adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets impacting our Company and our customers; foreign currency fluctuations; our ability to attract, train and retain highly qualified employees; the effects of work stoppages, union negotiations and labor disputes; the loss of any of our significant customers; changes in business conditions in our international operations; procurement and other risks in obtaining packaging, facility products and paper from our suppliers for resale to our customers; changes in prices for raw materials; increases in the cost of fuel and third-party freight and the availability of third-party freight providers; changes in trade policies and regulations; inclement weather, widespread outbreak of an illness or responses thereto, anti-terrorism measures and other disruptions to our supply chain, distribution system and operations; our dependence on a variety of information technology and telecommunications systems and the Internet; our reliance on third-party vendors for various services; cyber-security risks; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; regulatory changes and judicial rulings impacting our business; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; our ability to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our pension and health care costs and participation in multi-employer pension, health and welfare plans; increasing interest rates; our ability to generate sufficient cash to service our debt; our ability to comply with the covenants contained in our debt agreements; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; changes in accounting standards and methodologies; uncertainties as to the structure, timing, benefits and costs of any restructuring and whether it will be completed at all and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.

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

The following discussion of the Company's results of operations for the three months ended March 31, 2020 should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Executive Overview

COVID-19 Pandemic

The recent outbreak of the novel coronavirus ("COVID-19"), which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the United States ("U.S.") and global economies and created significant uncertainty regarding potential impacts to Veritiv Corporation's ("Veritiv" or the "Company") operations, supply chain and customer demand. While the COVID-19 pandemic did not materially adversely affect the Company's financial results and business operations during the three months ended March 31, 2020, economic and health conditions in the U.S. and across most of the world have changed rapidly over the past few months. Veritiv’s logistics and distribution operations fall within guidance provided by various government authorities on essential businesses, services and workplaces and therefore the Company has not experienced any closures of distribution centers.

Veritiv's first priority remains the health and safety of its employees, customers and their families. The Company has taken steps to limit exposure and enhance the safety of its facilities for employees working to continue to supply vital products to its customers. In response to the pandemic, Veritiv established a central global response team and initiated enhanced health and safety measures across its facilities. The Company has modified practices at its distribution centers and offices to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities with respect to social distancing, enhanced cleaning protocols and usage of personal protective equipment, where appropriate. In addition, the Company implemented global travel restrictions and work-from-home policies for employees who have the ability to work remotely.

The continued spread of COVID-19 is having a significant negative impact on many of Veritiv’s customers and their operations. Veritiv serves customers across a broad range of industries and geographies, with varying impacts. Some customers have been forced to close temporarily and in some cases even those that are still considered essential have seen their business activity substantially reduced. Towards the end of the first quarter of 2020, the Company began to experience decreased sales activity in each of its segments. As a result, Veritiv has taken actions to help mitigate the effects of the revenue decline and improve liquidity. Veritiv's actions include (i) temporarily reducing salaries for senior leaders ranging from 10% to 50%, (ii) temporarily reducing annual cash retainers for independent directors by 50%, (iii) placing approximately 15% of its salaried workforce on temporary furloughs, (iv) adjusting its supply chain operations staff depending on volume at specific locations, (v) suspending its share repurchase program and (vi) reducing discretionary spending including planned capital expenditures.

Veritiv's management expects that cash provided by operating activities and available capacity under the Asset-Based Lending Facility (the "ABL Facility") will provide sufficient funds to operate the business and meet other liquidity needs. As of March 31, 2020, Veritiv had cash of $74.6 million and $286.0 million in available additional borrowing capacity under the ABL Facility. In April 2020 Veritiv refinanced and extended the ABL Facility to April 2025 under substantially the same terms (see additional information below). As described above, Veritiv has taken measures to enhance liquidity, including implementing cost-savings and cash preservation initiatives.

Veritiv expects that its second quarter and full-year 2020 results will be unfavorably impacted by the COVID-19 pandemic. The current circumstances are dynamic and the impacts of COVID-19 on the Company's business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations, access to sources of liquidity and its financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread and severity of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession or downturn that has occurred or may occur in the future.

See Part II, Item 1A, Risk Factors, for additional information on risks related to COVID-19.

Other Recent Events

On March 13, 2020, Veritiv announced that its Board of Directors authorized Company management to evaluate alternatives to restructure the Company’s integrated supply chain in an effort to facilitate better alignment with the supply chain needs of the Company’s customers by segment, with a view towards reducing complexity and lowering overall supply chain costs. Each of the Company’s reportable segments has different market dynamics and business and service needs. As a result, the Company is investigating whether an alternative supply chain structure would be more economically or operationally desirable. Moreover, to address the ongoing and rapid secular decline of the paper industry, management continues to explore opportunities to adapt the cost structure necessary to support the Print segment. In an effort to ensure all aspects of the Company can operate most effectively, the Company intends to review and evaluate restructuring options and what the optimal path forward will be. The Company plans to proceed with this review in a timely manner, but no decision has been made to pursue any specific course of action, and there can be no assurance as to what form the restructuring may take or whether this evaluation will result in any restructuring. Additionally, any restructuring may result in a significant charge to earnings in any given financial reporting period or periods.

On March 16, 2020, Veritiv announced that its Board of Directors authorized a $25 million share repurchase program. As of March 31, 2020, the Company had repurchased 383,972 shares of its common stock at a cost of $3.5 million.

On April 9, 2020, the Company amended its ABL Facility to extend the maturity date to April 9, 2025, reduced the aggregate commitments from $1.4 billion to $1.1 billion and adjusted the pricing grid for applicable interest rates. All other significant terms remained consistent.

Business Overview

Veritiv is a leading North American business-to-business distributor of packaging, facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger (the "Merger") of International Paper Company's xpedx distribution solutions business and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. On August 31, 2017, Veritiv completed its acquisition of 100% of the equity interest in various All American Containers entities (collectively, "AAC"). AAC was a family owned and operated distributor of rigid packaging products, including plastic, glass and metal containers, caps, closures and plastic pouches. Veritiv operates from approximately 150 distribution centers primarily throughout the U.S., Canada and Mexico.

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

Seasonality

The Company's operating results are subject to seasonal influences.  Historically, its higher consolidated net sales have occurred during the third and fourth quarters while its lowest consolidated net sales occurred during the first quarter. The Packaging segment net sales have traditionally increased each quarter throughout the year and net sales for the first quarter have typically been less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that build up to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment have traditionally peaked in the third quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and from back-to-school activities. Within the Print and Publishing segments, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year.

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2020	2019	$	%
Net sales	$1,707.3	$1,941.5	$(234.2)	(12.1)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,359.6	1,591.4	(231.8)	(14.6)%
Distribution expenses	123.4	130.4	(7.0)	(5.4)%
Selling and administrative expenses	203.6	216.1	(12.5)	(5.8)%
Depreciation and amortization	13.8	12.8	1.0	7.8%
Integration expenses	—	4.3	(4.3)	(100.0)%
Restructuring charges, net	—	2.4	(2.4)	(100.0)%
Operating income (loss)	6.9	(15.9)	22.8	(143.4)%
Interest expense, net	7.0	11.4	(4.4)	(38.6)%
Other (income) expense, net	(0.1)	6.2	(6.3)	(101.6)%
Income (loss) before income taxes	0.0	(33.5)	33.5	(100.0)%
Income tax expense (benefit)	0.4	(6.8)	7.2	(105.9)%
Net income (loss)	$(0.4)	$(26.7)	$26.3	(98.5)%
Net Sales
For the three months ended March 31, 2020, net sales decreased in all reportable segments. Declines in the Print and Publishing segments' net sales were responsible for over 60% of the total decline in the three month period. See the "Segment Results" section for additional discussion. Management expects net sales during the second quarter and full-year 2020 to be unfavorably impacted in each of the Company's reportable segments, with Packaging experiencing the least significant decline followed by Facility Solutions, Print and Publishing due to the negative effects of COVID-19 including the temporary closures of certain customer operations. The duration and extent of the COVID-19 pandemic is highly uncertain and net sales declines are difficult to predict.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three months ended March 31, 2020, cost of products sold decreased primarily due to lower net sales. Cost of products sold decreased at a faster rate than net sales primarily due to improvements in pricing, as well as changes in both segment and customer mix.

Distribution Expenses
For the three months ended March 31, 2020, distribution expenses decreased by $7.0 million, or 5.4%. The decrease was primarily due to (i) a $6.5 million decrease in freight and logistics expense, (ii) a $6.2 million decrease in wages and temporary employee expenses and (iii) a $1.2 million decrease in equipment and facility rent expense, partially offset by a $7.1 million multi-employer pension plan ("MEPP") withdrawal charge in the 2020 period. The decrease in freight and logistics expense was primarily driven by a decrease in third-party freight and fuel expenses. The decrease in wages and temporary employee expenses was primarily driven by lower headcount across the Company's distribution network. The decrease in equipment and facility rent expense was primarily driven by consolidation of the Company's facilities.

Selling and Administrative Expenses
For the three months ended March 31, 2020, selling and administrative expenses decreased by $12.5 million, or 5.8%. The decrease was primarily due to (i) a $7.0 million decrease related to the escheat audit expense in the first quarter of 2019 not repeating in the same period in 2020, (ii) a $2.5 million decrease in professional fees expense and (iii) a $1.3 million decrease in personnel expenses. The decrease in personnel expenses was primarily driven by lower wages and commission expenses, partially offset by higher incentive compensation expenses.

Depreciation and Amortization
For the three months ended March 31, 2020, depreciation and amortization increased by $1.0 million, or 7.8%. The increase was primarily due to an increase in depreciation related to capitalized delivery equipment.

Integration Expenses
As of December 31, 2019, the integration plan related to the Merger was complete and no further costs or charges are expected. See Note 4 of the Notes to Condensed Consolidated Financial Statements for information related to the Company's past integration efforts.

Restructuring Charges, Net
As of December 31, 2019, the restructuring plan related to the Merger was complete and no further costs or charges are expected. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's past restructuring efforts.

Interest Expense, Net
For the three months ended March 31, 2020, interest expense, net, decreased by $4.4 million, or 38.6%. The decrease was primarily due to (i) a lower average balance on the Company's ABL Facility and (ii) lower average interest rates.

Other (Income) Expense, Net
For the three months ended March 31, 2020, other (income) expense, net, was income of $0.1 million. This was a net improvement of $6.3 million as compared to the same period in 2019. The improvement was primarily due to the reduction in the AAC contingent consideration expense. For the three months ended March 31 2020, there was a $1.0 million increase in the fair value of the AAC contingent consideration as compared to an increase of $5.4 million in the same period in 2019. The remaining impact was primarily driven by changes associated with the Tax Receivable Agreement ("TRA"). See Note 9 of the Notes to Condensed Consolidated Financial Statements for information related to the AAC contingent consideration, as well as, the TRA contingent consideration.

Effective Tax Rate
Veritiv's effective tax rate was not meaningful for the three months ended March 31, 2020 and was 20.3% for the three months ended March 31, 2019. The difference between the Company's effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), tax expense for stock compensation vesting, Global Intangible Low-Taxed Income, non-deductible expenses, tax credits and the Company's pre-tax book income (loss) by jurisdiction. In addition, for the three months ended March 31, 2020, Veritiv recorded an estimated $2.1 million tax rate benefit related to the carryback of net operating losses which are now available due to the Coronavirus Aid, Relief, and Economic Security Act.

The volatility of the Company's effective tax rate has been primarily due to both the level of pre-tax book income (loss) as well as variations in the Company's income (loss) by jurisdiction. The Company expects continued volatility of the effective tax rate for the foreseeable future due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax book income (loss) by jurisdiction, potential deferred tax valuation allowance increases in certain jurisdictions, changes in amounts of non-deductible expenses, and other items that could impact the effective tax rate. Additionally, due to the heightened uncertainty surrounding the COVID-19 pandemic, its duration and its impact on demand for Veritiv’s products and services, the negative impact on the Company's financial and operating results further influence volatility. See further discussion of COVID-19 in the Executive Overview section above.

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
Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Three Months Ended March 31, 2020
Net sales	$802.6	$259.7	$452.2	$166.7	$26.1
Adjusted EBITDA	59.6	9.0	11.2	3.6	(47.2)
Adjusted EBITDA as a % of net sales	7.4%	3.5%	2.5%	2.2%	*

Three Months Ended March 31, 2019
Net sales	$845.4	$298.5	$553.9	$210.1	$33.6
Adjusted EBITDA	48.2	4.2	7.2	4.8	(44.0)
Adjusted EBITDA as a % of net sales	5.7%	1.4%	1.3%	2.3%	*
* - not meaningful
See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of income (loss) before income taxes as reflected in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

The table below presents selected data for the Packaging segment:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2020	2019	$	%
Net sales	$802.6	$845.4	$(42.8)	(5.1)%
Adjusted EBITDA	59.6	48.2	11.4	23.7%
Adjusted EBITDA as a % of net sales	7.4%	5.7%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2020 vs. 2019
Volume	$(64.1)
Foreign currency	(1.1)
Price/Mix	22.4
Total change	$(42.8)

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019

Net sales decreased $42.8 million, or 5.1%, as compared to the same period in 2019. The net sales decrease was primarily attributable to decreased sales of films, corrugated products and equipment and parts, partially offset by higher market prices.

Adjusted EBITDA increased $11.4 million, or 23.7%, as compared to the same period in 2019. The increase in Adjusted EBITDA was primarily attributable to (i) cost of products sold decreasing at a faster rate than net sales, (ii) a $2.0 million decrease in selling and administrative expenses and (iii) a $1.7 million decrease in distribution expenses, partially offset by a decline in net sales. The decrease in selling and administrative expenses was primarily driven by a decrease in commission expense. The decrease in distribution expenses was primarily driven by a decrease in freight and logistics expense, mostly related to third-party freight and fuel expenses.

Facility Solutions

The table below presents selected data for the Facility Solutions segment:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2020	2019	$	%
Net sales	$259.7	$298.5	$(38.8)	(13.0)%
Adjusted EBITDA	9.0	4.2	4.8	114.3%
Adjusted EBITDA as a % of net sales	3.5%	1.4%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2020 vs. 2019
Volume	$(42.3)
Foreign currency	(1.0)
Price/Mix	4.5
Total change	$(38.8)

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019

Net sales decreased $38.8 million, or 13.0%, as compared to the same period in 2019. The net sales decrease was primarily attributable to the Company exiting a branded re-distribution business beginning in the third quarter of 2019 and substantially completed by year-end 2019. During the first quarter of 2020 net sales associated with this business decreased $33.3 million as compared to the same period in 2019 and have historically been approximately 12% of the Facility Solutions segment. In addition to exiting the branded re-distribution business, net sales were lower due to strategic decisions to exit certain customer relationships that were not aligned with the Company's product and service capabilities. For the month of March 2020, the Facility Solutions segment experienced significant sales growth driven by increased demand for sanitizers and soap products, gloves and other personal protection products, paper towels and tissues, and cleaning supplies due to the COVID-19 pandemic. Management does not expect this sales growth to continue in the second quarter of 2020 due to shortages of high-demand products from key suppliers and the temporary closure of certain customer operations.

Adjusted EBITDA increased $4.8 million, or 114.3%, as compared to the same period in 2019. The increase in Adjusted EBITDA was primarily attributable to (i) a $5.6 million decrease in distribution expenses, (ii) a $4.2 million decrease in selling and administrative expenses and (iii) cost of products sold decreasing at a faster rate than net sales, partially offset by a decline in net sales. The decrease in distribution expenses was primarily driven by (i) a $2.5 million decrease in personnel expenses and (ii) a $2.2 million decrease in freight and logistics expense, primarily driven by a decrease in third-party freight and fuel expenses. The decrease in selling and administrative expenses was primarily driven by a $4.4 million decrease in personnel expenses.

Print

The table below presents selected data for the Print segment:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2020	2019	$	%
Net sales	$452.2	$553.9	$(101.7)	(18.4)%
Adjusted EBITDA	11.2	7.2	4.0	55.6%
Adjusted EBITDA as a % of net sales	2.5%	1.3%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2020 vs. 2019
Volume	$(87.3)
Foreign currency	(0.4)
Price/Mix	(14.0)
Total change	$(101.7)

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019

Net sales decreased $101.7 million, or 18.4%, as compared to the same period in 2019. The net sales decrease was primarily attributable to the continued secular decline in the paper industry as well as managing risk in the segment through strategic adjustments to the Company's customer base.

Adjusted EBITDA increased $4.0 million, or 55.6%, as compared to the same period in 2019. The Adjusted EBITDA increase was primarily driven by (i) a $7.7 million decrease in distribution expenses, (ii) a $6.5 million decrease in selling and administrative expenses and (iii) the cost of products sold decreasing at a faster rate than net sales, partially offset by a decline in net sales. The decrease in distribution expenses was driven by (i) a $3.1 million decrease in personnel expenses, (ii) a $2.4 million decrease in freight and logistics expense, primarily driven by a decrease in third-party freight and fuel expenses and (iii) a $1.8 million decrease in facilities rent and other related expenses. The decrease in selling and administration expenses was primarily due to (i) a $4.6 million decrease in personnel expenses and (ii) a $1.4 million decrease in bad debt expense.

Publishing

The table below presents selected data for the Publishing segment:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2020	2019	$	%
Net sales	$166.7	$210.1	$(43.4)	(20.7)%
Adjusted EBITDA	3.6	4.8	(1.2)	(25.0)%
Adjusted EBITDA as a % of net sales	2.2%	2.3%

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2020 vs. 2019
Volume	$(33.6)
Foreign currency	—
Price/Mix	(9.8)
Total change	$(43.4)

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019

Net sales decreased $43.4 million, or 20.7%, as compared to the same period in 2019. The net sales decrease was primarily attributable to the continued secular decline in the paper industry, managing risks in the segment through strategic adjustments to the Company's customer base, and changes in order patterns due to customer consolidation, digital advertising and other factors.

Adjusted EBITDA decreased $1.2 million, or 25.0%, as compared to the same period in 2019. The Adjusted EBITDA decrease was primarily attributable to (i) the decline in net sales and (ii) a $1.1 million increase in selling and administrative expenses, partially offset by cost of products sold decreasing at a faster rate than net sales. The increase in selling and administrative expenses was primarily driven by a $1.4 million increase in bad debt.

Corporate & Other

The table below presents selected data for Corporate & Other:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2020	2019	$	%
Net sales	$26.1	$33.6	$(7.5)	(22.3)%
Adjusted EBITDA	(47.2)	(44.0)	(3.2)	(7.3)%

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019

Net sales decreased $7.5 million, or 22.3%, as compared to the same period in 2019, primarily driven by a decrease in volume of freight brokerage services.

Adjusted EBITDA decreased $3.2 million, or 7.3%, primarily driven by (i) cost of products sold decreasing at a slower rate than net sales and (ii) a decline in net sales.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

The following table sets forth a summary of cash flows:

	Three Months Ended March 31,
(in millions)	2020	2019
Net cash provided by (used for):
Operating activities	$84.8	$43.8
Investing activities	(8.2)	(7.4)
Financing activities	(39.2)	(42.8)

Operating Activities
Net cash provided by operating activities improved by $41.0 million as compared to the prior year, primarily as a result of improvements in operating results and changes in the deferred income tax provision (benefit). Changes in operating assets and liabilities were flat as compared to the prior year as improvements in accounts payable and inventory were offset by a decrease in accounts receivable.

Investing Activities
Net cash used for investing activities increased by $0.8 million as compared to the prior year, primarily due to higher capital expenditures in the current period.

Financing Activities
Net cash used for financing activities was a lower use of cash by $3.6 million as compared to the prior year, primarily due to lower net repayments under the Company's ABL Facility offset by an unfavorable change in book overdrafts, due to the timing of payments. During the first quarter of 2020, the Company repurchased 383,972 shares of its common stock at a cost of $3.5 million under its share repurchase program. See Part II Item 2 of this report for additional information on the Company's share repurchase program. The Company expects to finance any future repurchases from a combination of cash on hand and cash provided by operating activities.

Funding and Liquidity Strategy

On April 9, 2020, the Company amended its ABL Facility to extend the maturity date to April 9, 2025, reduced the aggregate commitments from $1.4 billion to $1.1 billion and adjusted the pricing grid for applicable interest rates. All other significant terms remained consistent.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2020, the available additional borrowing capacity under the ABL Facility was approximately $286.0 million. As of March 31, 2020, the Company held $12.1 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At March 31, 2020, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

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

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of March 31, 2020, other than leases that have not yet commenced and the letters of credit under the ABL Facility (see Note 3 and Note 5 of the Notes to Condensed Consolidated Financial Statements, respectively, for additional information on these items). The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund"), a MEPP related to its Warrendale, Pennsylvania location, and recognized an estimated partial withdrawal liability of $6.5 million, which was unchanged as of March 31, 2020. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity.

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Fund related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million in distribution expenses.

The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability. Final charges for MEPP withdrawals are not known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. The Company has not yet received determination letters from the Western Pennsylvania Fund for either the partial or complete withdrawal. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively.

There have been no other material changes to the Company's contractual obligations from those disclosed in Veritiv's Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies and Estimates

See Note 1 of the Notes to Condensed Consolidated Financial Statements for a description of the impact that adoption of Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326) had on the Company's financial results and related disclosures. There have been no material changes to the Company's critical accounting policies and estimate methodologies from those disclosed in Veritiv's Annual Report on Form 10-K for the year ended December 31, 2019. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies. Estimates are revised as additional information becomes available. See the "Use of Estimates" section of Note 1 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's estimates.

Recently Issued Accounting Standards

See Note 1 of the Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, except as set forth below:

The recent outbreak of the COVID-19 pandemic may have material adverse effects on our business, financial condition, results of operations, liquidity and cash flows.

The rapid spread of COVID-19, and the measures taken to stop or slow its spread, have adversely affected our business and financial results and will likely continue to do so for an uncertain period of time in the future. The recent COVID-19 pandemic has had and may continue to have negative impacts on our business, including volatility in demand for our products; delays or inability to source products; disruptions in supply chain and transportation; volatility in the global capital and credit markets, which impacts interest rates and currency exchange rates; and the pandemic could also cause a material reduction in the values of our assets including, but not limited to, deferred tax assets, goodwill and intangibles. Our customers, suppliers and vendors may suffer disruptions in their business due to the COVID-19 pandemic causing them financial distress which could include delaying payments to us, filing for bankruptcy protection or going out of business. In addition, there are currently a large number of our employees working remotely with only operationally critical employees working at our facilities for business continuity purposes as lawfully permitted. Extended periods of remote work arrangements could strain our business continuity plans and introduce further operational risk, such as additional cybersecurity risks. Despite our efforts to manage these impacts, due to the rapidly evolving situation with COVID-19, the effect on our operational and financial performance will depend on future developments, all of which are uncertain and difficult to predict and may have material adverse effects on our business, financial condition, results of operations, liquidity and cash flows. Such developments may include, but are not limited to, the spread of the virus, the severity and duration of the outbreak and the resulting impact on the economy. Even after the COVID-19 pandemic has subsided, we may experience impacts to our business as a result of any economic recession or downturn that has occurred or may occur in the future. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, including those related to dependence on information technology and telecommunications systems, cyber security risks, compliance with financial covenants, ability to service indebtedness and stock price fluctuation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 16, 2020, Veritiv announced that its Board of Directors authorized a $25 million share repurchase program (the "2020 Share Repurchase Program"). Under this program the Company may purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, tender offers or otherwise, in accordance with all applicable securities laws and regulations. Repurchases under the program have been suspended as of March 27, 2020.

The following table presents information with respect to purchases made by the Company of its common stock during the three months ended March 31, 2020 (shares are in whole units):

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program [2]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Program
January 1-31	18,698	$19.67	0	$25,000,000
February 1-29	0	$0.00	0	$25,000,000
March 1-31	413,773	$9.36	383,972	$21,478,003
(1) The total number of shares purchased includes: (i) shares purchased pursuant to the 2020 Share Repurchase Program and (ii) shares surrendered to the
Company to satisfy tax withholding obligations in connection with the vesting of stock units issued as part of the Company's equity-based incentive plans.
(2) This column discloses the number of shares purchased pursuant to the 2020 Share Repurchase Program during the indicated periods.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Amended and Restated ABL Credit Agreement, dated as of July 1, 2014, as amended as of August 11, 2016 and as amended and restated as of April 9, 2020, by and among the Company, Veritiv Operating Company (f/k/a Unisource Worldwide, Inc.) and the other borrowers from time to time parties thereto, the several lenders and financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 14, 2020.

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

VERITIV CORPORATION
(Registrant)

Date:	May 6, 2020	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2020	By: /s/ Andrew E. Magley
Name: Andrew E. Magley
Title: Chief Accounting Officer
(Principal Accounting Officer)