Form 10-Q
period 2020-09-30
Veritiv Corp
filed 2020-11-05
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
or
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

The number of shares outstanding of the registrant's common stock as of October 30, 2020 was 15,893,575.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales (including sales to related party of $4.8, $5.7, $16.5 and $17.3, respectively)	$1,591.2	$1,924.5	$4,703.3	$5,824.2
Cost of products sold (including purchases from related party of $15.0, $20.0, $47.0 and $66.2, respectively) (exclusive of depreciation and amortization shown separately below)	1,262.4	1,550.8	3,728.8	4,726.5
Distribution expenses	100.6	124.9	323.9	387.3
Selling and administrative expenses	177.4	204.3	545.4	631.6
Depreciation and amortization	15.0	13.3	43.1	39.5
Integration expenses	—	4.5	—	13.3
Restructuring charges, net	7.9	7.6	40.4	16.9
Operating income (loss)	27.9	19.1	21.7	9.1
Interest expense, net	5.5	8.9	19.7	30.5
Other (income) expense, net	1.4	(2.5)	0.0	11.3
Income (loss) before income taxes	21.0	12.7	2.0	(32.7)
Income tax expense (benefit)	(0.1)	7.6	(0.2)	0.2
Net income (loss)	$21.1	$5.1	$2.2	$(32.9)

Earnings (loss) per share:
Basic earnings (loss) per share	$1.33	$0.32	$0.14	$(2.05)
Diluted earnings (loss) per share	$1.30	$0.31	$0.14	$(2.05)

Weighted-average shares outstanding:
Basic	15.89	16.10	15.99	16.04
Diluted	16.21	16.24	16.18	16.04

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$21.1	$5.1	$2.2	$(32.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	3.8	(2.2)	(6.0)	1.5
Change in fair value of cash flow hedge, net of tax (1)	0.0	(0.3)	0.0	0.0
Pension liability adjustments, net of tax (1)	0.1	0.0	0.1	0.1
Other comprehensive income (loss)	3.9	(2.5)	(5.9)	1.6
Total comprehensive income (loss)	$25.0	$2.6	$(3.7)	$(31.3)
(1) Amounts shown are net of tax impacts, which were not significant for the periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$112.5	$38.0
Accounts receivable, less allowances of $43.7 and $43.8, respectively	840.1	910.8
Related party receivable	2.4	2.8
Inventories	484.5	552.9
Other current assets	116.1	126.1
Total current assets	1,555.6	1,630.6
Property and equipment (net of accumulated depreciation and amortization of $366.9 and $342.6, respectively)	202.2	216.9
Goodwill	99.6	99.6
Other intangibles, net	48.6	52.2
Deferred income tax assets	57.2	57.0
Other non-current assets	396.4	454.8
Total assets	$2,359.6	$2,511.1
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$496.9	$476.9
Related party payable	4.0	4.3
Accrued payroll and benefits	66.2	53.9
Other accrued liabilities	184.3	183.8
Current portion of debt	14.9	12.6
Total current liabilities	766.3	731.5
Long-term debt, net of current portion	591.0	742.4
Defined benefit pension obligations	14.1	15.7
Other non-current liabilities	445.4	485.3
Total liabilities	1,816.8	1,974.9
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 16.6 million and 16.4 million, respectively; shares outstanding - 15.9 million and 16.1 million, respectively	0.2	0.2
Additional paid-in capital	632.1	618.0
Accumulated (deficit) earnings	(33.4)	(35.3)
Accumulated other comprehensive loss	(39.0)	(33.1)
Treasury stock at cost - 0.7 million shares in 2020 and 0.3 million shares in 2019	(17.1)	(13.6)
Total shareholders' equity	542.8	536.2
Total liabilities and shareholders' equity	$2,359.6	$2,511.1

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income (loss)	$2.2	$(32.9)
Depreciation and amortization	43.1	39.5
Amortization and write-off of deferred financing fees	1.8	1.9
Net losses (gains) on dispositions of property and equipment	(8.1)	(0.1)
Provision for expected credit losses and doubtful accounts, respectively	11.2	13.8
Deferred income tax provision (benefit)	(0.6)	(2.9)
Stock-based compensation	14.9	12.4
Other non-cash items, net	8.4	9.9
Changes in operating assets and liabilities
Accounts receivable and related party receivable	58.1	193.1
Inventories	65.3	87.8
Other current assets	0.6	29.7
Accounts payable and related party payable	52.8	(84.8)
Accrued payroll and benefits	12.6	(5.9)
Other accrued liabilities	1.6	(0.4)
Other	16.8	9.4
Net cash provided by (used for) operating activities	280.7	270.5
Investing activities
Property and equipment additions	(19.8)	(22.2)
Proceeds from asset sales	12.0	0.3
Net cash provided by (used for) investing activities	(7.8)	(21.9)
Financing activities
Change in book overdrafts	(30.1)	31.4
Borrowings of long-term debt	4,100.6	5,038.3
Repayments of long-term debt	(4,252.0)	(5,306.1)
Payments under right-of-use finance leases	(9.5)	(6.8)
Deferred financing fees	(3.4)	—
Purchase of treasury stock	(3.5)	—
Payments under Tax Receivable Agreement	(0.3)	(7.8)
Other	(0.3)	(2.4)
Net cash provided by (used for) financing activities	(198.5)	(253.4)
Effect of exchange rate changes on cash	0.1	(0.2)
Net change in cash and cash equivalents	74.5	(5.0)
Cash and cash equivalents at beginning of period	38.0	64.3
Cash and cash equivalents at end of period	$112.5	$59.3
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$2.8	$3.1
Cash paid for interest	17.2	28.1
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases	$13.4	$9.8
Non-cash additions to other non-current assets for right-of-use operating leases	18.3	107.7

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, unaudited)

	2020
	Common Stock Issued		Additional Paid-in Capital	Accumulated (Deficit) Earnings	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	16.4	$0.2	$618.0	$(35.3)	$(33.1)	(0.3)	$(13.6)	$536.2
Net income (loss)				(0.4)				(0.4)
Other comprehensive income (loss)					(14.0)			(14.0)
Stock-based compensation			9.4					9.4
Issuance of common stock, net of stock received for minimum tax withholdings	0.1	0.0	(0.6)					(0.6)
Adoption impact - Accounting Standards Update 2016-13				(0.3)				(0.3)
Treasury stock						(0.4)	(3.5)	(3.5)
Balance at March 31, 2020	16.5	$0.2	$626.8	$(36.0)	$(47.1)	(0.7)	$(17.1)	$526.8
Net income (loss)				(18.5)				(18.5)
Other comprehensive income (loss)					4.2			4.2
Stock-based compensation			0.7					0.7
Issuance of common stock, net of stock received for minimum tax withholdings	0.1	0.0	(0.2)					(0.2)
Balance at June 30, 2020	16.6	$0.2	$627.3	$(54.5)	$(42.9)	(0.7)	$(17.1)	$513.0
Net income (loss)				21.1				21.1
Other comprehensive income (loss)					3.9			3.9
Stock-based compensation			4.8					4.8
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	0.0					0.0
Balance at September 30, 2020	16.6	$0.2	$632.1	$(33.4)	$(39.0)	(0.7)	$(17.1)	$542.8
(1) Accumulated other comprehensive loss.

	2019
	Common Stock Issued		Additional Paid-in Capital	Accumulated (Deficit) Earnings	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	16.2	$0.2	$605.7	$(8.5)	$(40.7)	(0.3)	$(13.6)	$543.1
Net income (loss)				(26.7)				(26.7)
Other comprehensive income (loss)					2.5			2.5
Stock-based compensation			4.7					4.7
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(2.7)					(2.7)
Adoption impact - Accounting Standards Update 2016-02				2.7				2.7
Balance at March 31, 2019	16.4	$0.2	$607.7	$(32.5)	$(38.2)	(0.3)	$(13.6)	$523.6
Net income (loss)				(11.3)				(11.3)
Other comprehensive income (loss)					1.6			1.6
Stock-based compensation			4.3					4.3
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	0.5					0.5
Balance at June 30, 2019	16.4	$0.2	$612.5	$(43.8)	$(36.6)	(0.3)	$(13.6)	$518.7
Net income (loss)				5.1				5.1
Other comprehensive income (loss)					(2.5)			(2.5)
Stock-based compensation			3.4					3.4
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	(0.1)					(0.1)
Balance at September 30, 2019	16.4	$0.2	$615.8	$(38.7)	$(39.1)	(0.3)	$(13.6)	$524.6
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

Cash and Cash Equivalents
The Company considers all highly liquid, unrestricted investments with original maturities to the Company of three months or less to be cash equivalents, including investments in money market funds with no restrictions on withdrawals. As of September 30, 2020, the Company's cash and cash equivalents included a $75.0 million investment in a money market fund that is highly liquid and qualifies as a cash equivalent.

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

Primarily beginning in April 2020, unfavorable impacts from the COVID-19 pandemic have had a negative impact on the Company's financial results, including decreased net sales across all segments. As a result of the COVID-19 pandemic, the Company could experience impacts including, but not limited to, charges from potential adjustments of the carrying amount of accounts and notes receivables and inventory, asset impairment charges, including goodwill, and deferred tax valuation allowances. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations, access to sources of liquidity and financial condition will depend on future developments. These developments, which are highly uncertain and cannot be predicted, include, but are not limited to, the duration, spread and severity of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume and be sustained. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession, downturn or volatility that has occurred or may occur in the future. Estimates are revised as additional information becomes available.

Accounting Pronouncements

Recently Adopted Accounting Standards

Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326). The standard replaces the previously required incurred loss impairment methodology with guidance that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to be considered in making credit loss estimates. The standard requires application on a modified retrospective basis; accordingly, prior periods have not been adjusted to conform to the new guidance. Upon adoption, the Company recorded a $0.3 million decrease to retained earnings as the cumulative effect adjustment from applying the standard.

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

The components of the accounts receivable allowances were as follows:

(in millions)	September 30, 2020	December 31, 2019
Allowance for credit losses and doubtful accounts, respectively	$33.0	$30.4
Other allowances(1)	10.7	13.4
Total accounts receivable allowances	$43.7	$43.8
(1) Includes amounts reserved for credit memos, customer discounts, customer short pays and other miscellaneous items.

Below is a rollforward of the Company’s allowance for credit losses for the nine months ended September 30, 2020:

	Packaging and Facility Solutions		Print - High Risk		Print - Medium/Low Risk
(in millions)	U.S.	Canada	U.S.	Canada	U.S.	Canada	Publishing(1)	Rest of world	Corporate & Other(1)	Total
Balance at December 31, 2019	$13.3	$1.0	$11.9	$0.4	$0.9	$0.1	$1.3	$0.6	$0.9	$30.4
Add / (Deduct):
Adoption impact - ASU 2016-13	1.0	(0.3)	(0.2)	0.0	0.1	(0.1)	(0.1)	—	0.0	0.4
Provision for expected credit losses	2.1	0.0	2.6	0.3	0.3	0.0	1.3	0.2	0.1	6.9
Write-offs charged against the allowance	(1.8)	0.0	(2.2)	0.0	(0.1)	—	—	—	(0.1)	(4.2)
Recoveries of amounts previously written off	0.2	—	0.0	0.0	0.0	—	0.0	—	0.0	0.2
Other adjustments(2)	—	0.0	(1.4)	0.0	0.8	0.0	—	(0.1)	—	(0.7)
Balance at September 30, 2020	$14.8	$0.7	$10.7	$0.7	$2.0	$0.0	$2.5	$0.7	$0.9	$33.0
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

ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update also require companies to expense capitalized implementation costs over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The amendments also stipulate presentation requirements for the Statement of Operations, Balance Sheet and Statement of Cash Flows. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this ASU on January 1, 2020 on a prospective basis. Capitalized amounts are reported on the Condensed Consolidated Balance Sheet as other non-current assets. The related periodic expense is reported as part of operating expenses on the Condensed Consolidated Statement of Operations and the corresponding cash flow impact is reported as part of operating activities on the Condensed Consolidated Statement of Cash Flows. The Company does not expect the adoption of this standard to have a material impact on its future consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Not Yet Adopted

ASU 2019-12, Income Taxes (Topic 740) - The standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The update also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The ASU is effective January 1, 2021; early adoption is permitted. The Company anticipates adopting this standard effective January 1, 2021, with no material impact to its overall financial statements.

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

As of September 30, 2020 and December 31, 2019, the Company recognized estimated inventory returns of approximately $1.5 million and $2.0 million, respectively, which are included in inventories on the Condensed Consolidated Balance Sheets. Additionally, the Company recognized customer contract liabilities related to its customer deposits for equipment sales and payments received for bill-and-hold arrangements, which are included in accounts payable on the Condensed Consolidated Balance Sheets.

See the table below for a summary of the changes to the customer contract liabilities for the nine months ended September 30, 2020 and 2019:

	Customer Contract Liabilities
(in millions)	2020	2019
Balance at January 1,	$11.7	$17.7
Payments received	36.5	35.2
Revenue recognized from beginning balance	(11.4)	(17.7)
Revenue recognized from current year receipts	(22.7)	(22.4)
Balance at September 30,	$14.1	$12.8

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

Veritiv evaluated the nature of the products and services provided to its customers as well as the nature of the customer and the geographical distribution of its customer base and determined that the best representative level of disaggregated revenue is the product category basis. The Company is able to serve a wide variety of customers, from large national companies to small local customers, through its distribution network. Historically, the Company's ten largest customers have generated approximately 10% of its consolidated annual net sales. Veritiv's principal markets are concentrated primarily across North America with net sales in the U.S., Canada and Mexico of approximately 87%, 10% and 2%, respectively.

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

3. LEASES

The Company leases certain property and equipment used for operations to limit its exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment. As of September 30, 2020, the Company operated from approximately 140 distribution centers of which approximately 130 were leased. These facilities are strategically located throughout the U.S., Canada and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions. Real estate leases generally carry lease terms of three years to ten years. Delivery equipment leases generally carry lease terms of three years to eight years and other non-real estate leases generally carry lease terms of three years to five years.

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

The components of lease expense were as follows:

(in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Classification	Financial Statement Classification	2020	2019	2020	2019
Short-term lease expense(1)	Operating expenses	$0.6	$1.7	$1.8	$5.8

Operating lease expense(2)	Operating expenses	$30.6	$29.6	$85.3	$84.3

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$3.7	$2.7	$10.9	$7.6
Interest expense	Interest expense, net	0.7	0.6	2.2	1.6
Total finance lease expense		$4.4	$3.3	$13.1	$9.2

Total Lease Cost		$35.6	$34.6	$100.2	$99.3
(1) Short-term lease expense is comprised of expenses related to leases with a term of twelve months or less, which includes expenses related to month-to-
month leases.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were not significant for the periods presented.

Supplemental balance sheets and other information were as follows:

(in millions, except weighted-average data)		September 30, 2020	December 31, 2019
Lease Classification	Financial Statement Classification
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$371.2	$429.2

Operating lease obligations - current	Other accrued liabilities	$84.3	$90.5
Operating lease obligations - non-current	Other non-current liabilities	324.8	376.6
Total operating lease obligations		$409.1	$467.1

Weighted-average remaining lease term in years		6.2	6.6
Weighted-average discount rate		4.7%	4.6%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$77.8	$76.6

Finance lease obligations - current	Current portion of debt	$13.3	$11.5
Finance lease obligations - non-current	Long-term debt, net of current portion	70.0	69.2
Total finance lease obligations		$83.3	$80.7

Weighted-average remaining lease term in years		7.2	7.8
Weighted-average discount rate		3.6%	3.4%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Nine Months Ended September 30,
Lease Classification	Financial Statement Classification	2020	2019
Operating Leases:
Operating cash flows from operating leases	Operating activities	$83.7	$81.3

Finance Leases:
Operating cash flows from finance leases	Operating activities	$2.2	$1.6
Financing cash flows from finance leases	Financing activities	9.5	6.8

Lease Commitments

Future minimum lease payments at September 30, 2020 were as follows:

(in millions)	Finance Leases	Operating Leases (1)
2020 (excluding the nine months ended September 30, 2020)	$4.1	$26.7
2021	15.7	98.2
2022	15.2	83.0
2023	12.9	62.1
2024	11.0	52.7
2025	10.3	42.2
Thereafter	26.4	110.6
Total future minimum lease payments	95.6	475.5
Amount representing interest	(12.3)	(66.4)
Total future minimum lease payments, net of interest	$83.3	$409.1
(1) Future sublease income is not included in the above table as the amount is not significant.

Total future minimum lease payments at September 30, 2020 for finance and operating leases, including the amount representing interest, are comprised of $487.5 million for real estate leases and $83.6 million for non-real estate leases.

At September 30, 2020, the Company had committed to additional future obligations of approximately $10.2 million for a real estate operating lease that has not yet commenced and therefore is not included in the table above. This lease will commence within the next six months with a lease term of three years.

4. RESTRUCTURING AND INTEGRATION CHARGES

2020 Restructuring Plan

The Company initiated a restructuring plan (the "2020 Restructuring Plan") in response to the impact of the COVID-19 pandemic on its business operations and the ongoing secular changes in its Print and Publishing segments. The 2020 Restructuring Plan will result in (i) the reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, (ii) the closure of certain warehouse facilities and retail stores, (iii) adjustments to various compensation plans and (iv) other actions.

The Company previously announced that it estimates it will incur total charges of between $75 million and $90 million in connection with the 2020 Restructuring Plan. These costs will consist of approximately (i) $43 million to $47 million in employee termination and other one-time compensation costs, (ii) $9 million to $11 million in real estate exit costs, (iii) $8 million to $14 million in inventory related costs and (iv) $15 million to $18 million in other exit costs. Based on the underlying nature of each item, these charges may be reported as restructuring charges, net, cost of products sold, distribution expenses or selling and administrative expenses on the Condensed Consolidated Statements of Operations. Company management is currently evaluating the need to expand both the scale and duration of the 2020 Restructuring Plan in response to current trends and anticipated future unfavorable impacts of the COVID-19 pandemic on its business operations. The timing and pace of economic recovery remain highly uncertain including the long-term impacts on demand to our Print and Publishing segments. The Company expects to substantially complete the 2020 Restructuring Plan by the end of 2020, unless the plan is expanded. Initial charges were incurred and recorded in June 2020.

Other direct costs reported in the table below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The following is a summary of the Company's 2020 Restructuring Plan liability activity for the three and nine months ended September 30, 2020 (costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals):

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at March 31, 2020	$—	$—	$—
Costs incurred	31.6	0.9	32.5
Payments	—	—	—
Balance at June 30, 2020	31.6	0.9	32.5
Costs incurred	1.6	6.3	7.9
Payments	(14.7)	(1.0)	(15.7)
Balance at September 30, 2020	$18.5	$6.2	$24.7

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

The following is a summary of the Company's Merger related restructuring liability activity for the three and nine months ended September 30, 2020. The majority of the remaining liability balance is related to MEPP withdrawal liabilities with payments expected to be made over an approximate 20-year period.

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2019	$6.2	$30.6	$36.8
Payments	(2.7)	(3.8)	(6.5)
Balance at March 31, 2020	3.5	26.8	30.3
Payments	(1.6)	(1.1)	(2.7)
Balance at June 30, 2020	1.9	25.7	27.6
Payments	(1.0)	(1.0)	(2.0)
Other non-cash items	—	(0.1)	(0.1)
Balance at September 30, 2020	$0.9	$24.6	$25.5

The following is a summary of the Company's Merger related restructuring liability activity for the three and nine months ended September 30, 2019 (costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals):

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

See Note 13, Segment Information, for the impact that charges from these restructuring plans had on the Company's reportable segments.

Integration Expenses - Merger Related
As of December 31, 2019, the integration plan related to the Merger was complete. During the three and nine months ended September 30, 2019, Veritiv incurred costs and charges for the integration of the xpedx and Unisource businesses, which primarily related to: internally dedicated integration management resources, retention compensation, information technology conversion costs and other costs to integrate its businesses.

The following table summarizes the components of these integration expenses:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2019	2019
Integration management	$2.7	$8.1
Retention compensation	0.1	0.0
Information technology conversion costs	1.1	2.9
Other	0.4	1.6
All American Containers ("AAC") integration	0.2	0.7
Total integration expenses	$4.5	$13.3

5. DEBT

The Company's debt obligations were as follows:

(in millions)	September 30, 2020	December 31, 2019
Asset-Based Lending Facility (the "ABL Facility")	$521.0	$673.2
Commercial card program	1.6	1.1
Finance leases	83.3	80.7
Total debt	605.9	755.0
Less: current portion of debt	(14.9)	(12.6)
Long-term debt, net of current portion	$591.0	$742.4

ABL Facility

On April 9, 2020, the Company amended its ABL Facility to extend the maturity date to April 9, 2025, reduced the aggregate commitments from $1.4 billion to $1.1 billion and adjusted the pricing grid for applicable interest rates. All other significant terms remained consistent. The Company recognized a one-time charge of $0.6 million to interest expense, net, on the Condensed Consolidated Statement of Operations, for the write-off of a portion of the previously deferred financing costs associated with lenders in the ABL Facility that exited the amended ABL Facility. In addition, the Company incurred and deferred $3.4 million of new financing costs associated with this transaction, reflected in other non-current assets on the Condensed Consolidated Balance Sheet, which will be amortized to interest expense on a straight-line basis over the amended term of the ABL Facility.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2020, the available additional borrowing capacity under the ABL Facility was approximately $358.9 million. As of September 30, 2020, the Company held $12.1 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At September 30, 2020, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Interest Rate Caps

The Company’s indebtedness under the ABL Facility creates interest rate risk. The Company actively monitors this risk with the objective to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in the interest rate. In July 2015, the Company entered into an interest rate cap agreement which expired on July 1, 2019; all related impacts to the Company's consolidated financial statements for the three and nine months ended September 30, 2019 were not significant.

Effective September 13, 2019, the Company entered into a new interest rate cap agreement with an expiration date of September 13, 2022. The interest rate cap effectively limits the floating LIBOR-based portion of the interest rate. The interest rate cap covers $350.0 million of the Company’s floating-rate debt at 2.75% plus the applicable credit spread. The Company paid $0.6 million for the interest rate cap. For the three and nine months ended September 30, 2020, the amount reclassified from AOCL into earnings was not significant. As of September 30, 2020 and December 31, 2019, the interest rate cap had a fair value that was not significant. The interest rate cap is classified within other non-current assets on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019. The amount expected to be reclassified from AOCL into earnings within the following 12 months is not significant. The fair value was estimated using observable market-based inputs including interest rate curves and implied volatilities (Level 2). The Company designated the new interest rate cap as a cash flow hedge of exposure to changes in cash flows due to changes in the LIBOR-based portion of the interest rate above 2.75%. The Company has determined that the interest rate cap hedging relationship is effective.

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

Commercial Card Program

In May 2019, the Company entered into a commercial purchasing card agreement with a financial institution. The commercial card is used for business purpose purchasing and must be paid in-full monthly. The card currently carries a maximum credit limit of $37.5 million. At September 30, 2020 and December 31, 2019, $1.6 million and $1.1 million, respectively, was outstanding on the commercial card. The net change in the outstanding balance is classified as a financing activity on the Condensed Consolidated Statements of Cash Flows.

6. INCOME TAXES

The Company calculated the expense (benefit) for income taxes during the three and nine months ended September 30, 2020, by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting periods.

The following table presents the expense (benefit) for income taxes and the effective tax rates for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Income (loss) before income taxes	$21.0	$12.7	$2.0	$(32.7)
Income tax expense (benefit)	(0.1)	7.6	(0.2)	0.2
Effective tax rate	(0.5)%	59.8%	(10.0)%	(0.6)%

The difference between the Company's effective tax rates for the three and nine months ended September 30, 2020 and 2019, and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), tax expense for stock compensation vesting, Global Intangible Low-Taxed Income ("GILTI"), non-deductible expenses and the Company's pre-tax book income (loss) by jurisdiction. Veritiv recognized the tax effect of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") through the six months ended June 30, 2020, and recorded an estimated $0.9 million benefit, primarily related to the carryback of net operating loss ("NOL" or "NOLs") generated in 2019 to prior years in which the U.S. statutory tax rate was 35%. During the three months ended September 30, 2020, Veritiv refined the estimated carryback and recorded an estimated $1.5 million benefit, for a year-to-date net benefit related to the CARES Act of $2.4 million. In addition, Veritiv recognized the tax effect of legislation passed during the three months ended September 30, 2020, including, but not limited to, elections available under GILTI and interest expense disallowance, recording an estimated $2.2 million benefit.

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

The following tables summarize the financial impact of these related party transactions with Georgia-Pacific:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Sales to Georgia-Pacific, reflected in net sales	$4.8	$5.7	$16.5	$17.3
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	15.0	20.0	47.0	66.2

(in millions)	September 30, 2020	December 31, 2019
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheets	$9.5	$11.4
Related party payable to Georgia-Pacific	4.0	4.3
Related party receivable from Georgia-Pacific	2.4	2.8

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

Total net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.5	$0.1	$0.5	$0.0

Interest cost	$0.4	$0.6	$0.5	$0.7
Expected return on plan assets	(1.0)	(1.0)	(0.9)	(0.8)
Amortization of net loss	0.0	0.0	(0.1)	0.1
Total other components	$(0.6)	$(0.4)	$(0.5)	$0.0
Net periodic benefit cost (credit)	$(0.1)	$(0.3)	$0.0	$0.0

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$1.6	$0.3	$1.4	$0.2

Interest cost	$1.2	$1.8	$1.6	$2.2
Expected return on plan assets	(3.0)	(2.9)	(2.6)	(2.7)
Amortization of net loss	0.0	0.1	0.0	0.1
Total other components	$(1.8)	$(1.0)	$(1.0)	$(0.4)
Net periodic benefit cost (credit)	$(0.2)	$(0.7)	$0.4	$(0.2)

9. FAIR VALUE MEASUREMENTS

At September 30, 2020 and December 31, 2019, the carrying amounts of cash and cash equivalents, receivables, payables, other components of other current assets and other accrued liabilities, and the short-term debt associated with the commercial card program approximate their fair values due to the short maturity of these items. Cash and cash equivalents include highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash.

At September 30, 2020 and December 31, 2019, the Company held for sale $6.5 million and $10.1 million, respectively, in assets related to its restructuring plans. These assets are included in other current assets on the Condensed Consolidated Balance Sheets at the lower of their carrying value or fair value at September 30, 2020 and December 31, 2019, respectively. During the third quarter of 2020, the Company sold one property and recognized a gain of approximately $8.5 million related to the exit and sale of this facility. The gain included approximately $1.1 million related to exiting the land lease associated with the facility, which was not included in the above noted assets-held-for-sale amount. The gain on the disposition of this property is included in selling and administrative expenses on the Condensed Consolidated Statements of Operations.

At September 30, 2020 and December 31, 2019, the Company's Packaging reportable segment held a goodwill balance of $99.6 million. Goodwill is reviewed for impairment on a reporting unit basis annually as of October 1 or more frequently when indicators are present or changes in circumstances suggest that the carrying amount of the asset may not be recoverable. The Company considered the unfavorable economic impacts of the COVID-19 pandemic on its expected future operating cash flows as of June 30, 2020 and concluded that a triggering event had occurred. As a result, the Company performed a quantitative goodwill impairment test during the second quarter of 2020 and concluded that goodwill was not impaired. A quantitative goodwill impairment test requires a determination of whether the fair value of a reporting unit is less than its carrying value. The determination of the Packaging reporting unit's fair value was based on an income approach that utilized discounted cash flows and required management to make significant assumptions and estimates related to the forecasts of future revenues, profit margins and discount rates. The principal assumptions utilized, all of which are considered Level 3 inputs under the fair value hierarchy, are subject to various risks and uncertainties. The continuing impact of the COVID-19 pandemic on estimated future cash flows is uncertain and will largely depend on the outcome of future events. The Company performed a qualitative analysis as of September 30, 2020 and concluded that there was no triggering event during the third quarter of 2020.

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

The Company's liabilities disclosed at fair value at September 30, 2020 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$521.0		$521.0
TRA contingent liability	32.1			32.1

The Company's liabilities disclosed at fair value at December 31, 2019 were as follows:

(in millions)	Total	Level 1	Level 2	Level 3
ABL Facility	$673.2		$673.2
TRA contingent liability	31.4			31.4
AAC contingent consideration	2.5			2.5

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the TRA at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the TRA is a Level 3 measurement which relied upon both Level 2 data (publicly observable data such as market interest rates and historical foreign exchange rates) and Level 3 data (internal data such as the Company's projected income (loss) before income taxes, taxable income and assumptions about the utilization of Unisource's NOLs, attributable to taxable periods prior to the Merger, by the Company). The inputs to the fair value measurement of the contingent liability are reassessed on a quarterly basis. The amount payable under the TRA is contingent on the Company generating a certain level of taxable income prior to the expiration of the NOL carryforwards. Moreover, future trading of Company stock may result in additional ownership changes as defined under Section 382 of the Internal Revenue Code, further limiting the use of Unisource's NOLs and the amount ultimately payable under the TRA. The contingent liability is remeasured at fair value at each reporting period-end with the change in fair value recognized in other (income) expense, net on the Condensed Consolidated Statements of Operations. At September 30, 2020, the Company remeasured the contingent liability using a discount rate of 3.4% (Moody's daily long-term corporate BAA bond yield). There have been no transfers between the fair value measurement levels for the three and nine months ended September 30, 2020. The Company recognizes transfers between the fair value measurement levels at the end of the reporting period. See Note 7, Related Party Transactions, for additional information regarding the TRA.

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the three and nine months ended September 30, 2020:

(in millions)	TRA Contingent Liability
Balance at December 31, 2019	$31.4
Change in fair value adjustment recorded in other (income) expense, net	(0.7)
Principal payment	(0.3)
Balance at March 31, 2020	30.4
Change in fair value adjustment recorded in other (income) expense, net	(0.3)
Balance at June 30, 2020	30.1
Change in fair value adjustment recorded in other (income) expense, net	2.0
Balance at September 30, 2020	$32.1

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

The following table provides a reconciliation of the beginning and ending balance of the AAC contingent liability for the year ended December 31, 2019:

(in millions)	AAC Contingent Liability
Balance at December 31, 2018	$9.4
Change in fair value adjustment recorded in other (income) expense, net	5.4
Balance at March 31, 2019	14.8
Change in fair value adjustment recorded in other (income) expense, net	7.7
Balance at June 30, 2019	22.5
Change in fair value adjustment recorded in other (income) expense, net	(2.5)
Balance at September 30, 2019	20.0
Change in fair value adjustment recorded in other (income) expense, net	2.5
Contingent liability payment	(20.0)
Balance at December 31, 2019	$2.5

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

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$21.1	$5.1	$2.2	$(32.9)

Denominator:
Weighted-average shares outstanding – basic	15.89	16.10	15.99	16.04
Dilutive effect of stock-based awards	0.32	0.14	0.19	—
Weighted-average shares outstanding – diluted	16.21	16.24	16.18	16.04

Earnings (loss) per share:
Basic earnings (loss) per share	$1.33	$0.32	$0.14	$(2.05)
Diluted earnings (loss) per share	$1.30	$0.31	$0.14	$(2.05)

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	0.46	0.64	0.80	1.05
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.21	0.61	0.21	0.61

In accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units and/or Performance Condition Share Units vested during those periods. The net share issuance is included on the Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2020 and 2019. For additional information related to these plans refer to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

See the table below for information related to these transactions. Shares issued and recovered during the third quarter of 2020 and 2019 were not significant.

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

The following table provides the components of AOCL at September 30, 2020 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2019	$(26.6)	$(6.2)	$(0.3)	$(33.1)
Unrealized net gains (losses) arising during the period	(14.0)	0.0	0.0	(14.0)
Net current period other comprehensive income (loss)	(14.0)	0.0	0.0	(14.0)
Balance at March 31, 2020	(40.6)	(6.2)	(0.3)	(47.1)
Unrealized net gains (losses) arising during the period	4.2	0.0	(0.1)	4.1
Amounts reclassified from AOCL	—	0.0	0.1	0.1
Net current period other comprehensive income (loss)	4.2	0.0	0.0	4.2
Balance at June 30, 2020	(36.4)	(6.2)	(0.3)	(42.9)
Unrealized net gains (losses) arising during the period	3.8	0.1	0.0	3.9
Amounts reclassified from AOCL	—	—	0.0	0.0
Net current period other comprehensive income (loss)	3.8	0.1	0.0	3.9
Balance at September 30, 2020	$(32.6)	$(6.1)	$(0.3)	$(39.0)

The following table provides the components of AOCL at September 30, 2019 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2018	$(30.3)	$(10.1)	$(0.3)	$(40.7)
Unrealized net gains (losses) arising during the period	2.4	0.0	0.0	2.4
Amounts reclassified from AOCL	—	—	0.1	0.1
Net current period other comprehensive income (loss)	2.4	0.0	0.1	2.5
Balance at March 31, 2019	(27.9)	(10.1)	(0.2)	(38.2)
Unrealized net gains (losses) arising during the period	1.3	0.1	0.0	1.4
Amounts reclassified from AOCL	—	—	0.2	0.2
Net current period other comprehensive income (loss)	1.3	0.1	0.2	1.6
Balance at June 30, 2019	(26.6)	(10.0)	—	(36.6)
Unrealized net gains (losses) arising during the period	(2.2)	—	(0.3)	(2.5)
Net current period other comprehensive income (loss)	(2.2)	—	(0.3)	(2.5)
Balance at September 30, 2019	$(28.8)	$(10.0)	$(0.3)	$(39.1)

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

Western Pennsylvania Teamsters and Employers Pension Fund

During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund"), a MEPP related to its Warrendale, Pennsylvania location, and recognized an estimated partial withdrawal liability of $6.5 million, which was unchanged as of September 30, 2020. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity.

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Fund related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million in distribution expenses, which was unchanged as of September 30, 2020.

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

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Three Months Ended September 30, 2020
Net sales	$847.9	$231.4	$364.8	$119.4	$1,563.5	$27.7	$1,591.2
Adjusted EBITDA	85.9	13.1	8.8	3.5	111.3	(61.4)
Depreciation and amortization	5.8	2.1	2.0	0.0	9.9	5.1	15.0
Restructuring charges, net	2.5	0.6	4.2	0.0	7.3	0.6	7.9

Three Months Ended September 30, 2019
Net sales	$871.4	$307.9	$523.0	$190.1	$1,892.4	$32.1	$1,924.5
Adjusted EBITDA	67.4	11.0	10.6	4.6	93.6	(48.6)
Depreciation and amortization	4.6	1.8	2.1	0.0	8.5	4.8	13.3
Restructuring charges, net	5.8	6.1	4.3	(8.5)	7.7	(0.1)	7.6

Nine Months Ended September 30, 2020
Net sales	$2,432.0	$693.6	$1,099.2	$401.3	$4,626.1	$77.2	$4,703.3
Adjusted EBITDA	215.4	33.5	21.3	6.9	277.1	(151.2)
Depreciation and amortization	16.7	5.9	6.0	0.1	28.7	14.4	43.1
Restructuring charges, net	10.7	3.8	20.2	0.0	34.7	5.7	40.4

Nine Months Ended September 30, 2019
Net sales	$2,598.3	$918.1	$1,605.5	$603.7	$5,725.6	$98.6	$5,824.2
Adjusted EBITDA	181.1	23.5	30.1	15.0	249.7	(141.0)
Depreciation and amortization	13.8	5.3	6.3	0.4	25.8	13.7	39.5
Restructuring charges, net	8.5	7.3	6.2	(8.2)	13.8	3.1	16.9

The table below presents a reconciliation of net income (loss) as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net income (loss)	$21.1	$5.1	$2.2	$(32.9)
Interest expense, net	5.5	8.9	19.7	30.5
Income tax expense (benefit)	(0.1)	7.6	(0.2)	0.2
Depreciation and amortization	15.0	13.3	43.1	39.5
Restructuring charges, net	7.9	7.6	40.4	16.9
Facility closure charges, including (gain) loss from asset disposition	(7.4)	—	(5.4)	—
Stock-based compensation	4.8	3.4	14.9	12.4
LIFO reserve (decrease) increase	(0.4)	(3.9)	(4.6)	(1.0)
Non-restructuring severance charges	0.8	1.3	3.2	4.0
Non-restructuring pension charges, net	—	0.0	7.2	6.6
Integration expenses	—	4.5	—	13.3
Fair value adjustment on TRA contingent liability	2.0	0.3	1.0	1.8
Fair value adjustment on contingent consideration liability	—	(2.5)	1.0	10.6
Escheat audit contingent liability	—	(1.0)	—	6.0
Other	0.7	0.4	3.4	0.8
Adjustment for Corporate & Other	61.4	48.6	151.2	141.0
Adjusted EBITDA for reportable segments	$111.3	$93.6	$277.1	$249.7

14. SUBSEQUENT EVENT

Property Sale

During October 2020, the Company sold one of its assets-held-for-sale properties for which it received approximately $6.2 million in net cash proceeds and recognized a loss on the sale of the asset of approximately $0.2 million. The cash proceeds were immediately used to pay-down a portion of the ABL Facility.

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

The following discussion of the Company's financial condition and results of operations for the three and nine months ended September 30, 2020 should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Executive Overview

The COVID-19 Pandemic

The global outbreak of the novel coronavirus ("COVID-19"), which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the United States ("U.S.") and global economies and created significant uncertainty regarding potential impacts to Veritiv Corporation's ("Veritiv" or the "Company") operations, supply chain and customer demand. Veritiv’s logistics and distribution operations fall within guidance provided by various government authorities on essential businesses, services and workplaces and therefore the Company has not experienced any closures of distribution centers. Primarily beginning in April 2020, unfavorable impacts from the COVID-19 pandemic have had a negative impact on the Company's financial results, including decreased net sales across all segments. During the third quarter of 2020, the Company experienced improvements in net sales in each of its segments as compared to the second quarter of 2020, with the Packaging segment nearing pre-COVID-19 levels. Economic and health conditions in the U.S. and across most of the world continue to change rapidly. The timing and pace of economic recovery are uncertain, and as certain markets have reopened, some have since experienced a resurgence of COVID-19 cases.

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

The continued spread of COVID-19 is having a significant negative impact on many of Veritiv’s customers and their operations. Veritiv serves customers across a broad range of industries and geographies, with varying impacts. Some customers have been forced to close temporarily and in some cases even those that are still considered essential have seen their business activity substantially reduced. Towards the end of the first quarter of 2020, the Company began to experience decreased net sales in each of its segments as compared to the corresponding prior year period, which continued through the third quarter of 2020. As a result, in April 2020, Veritiv took several actions to help mitigate the effects of the revenue decline and improve liquidity. These actions included (i) temporarily reducing salaries for senior leaders ranging from 10% to 50% through June 2020, (ii) temporarily reducing annual cash retainers for independent directors by 50% through June 2020, (iii) placing approximately 15% of its salaried workforce on temporary furloughs through mid-July 2020, (iv) adjusting its supply chain operations staff depending on volume at specific locations, (v) suspending its share repurchase program and (vi) reducing discretionary spending including planned capital expenditures. As described below, in July 2020 Veritiv took additional actions in response to the ongoing impacts of the COVID-19 pandemic to enhance liquidity, including implementing cost-savings and cash preservation initiatives. These actions included the permanent reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions. In addition, during the second and third quarters of 2020 the Company invested $75.0 million of its cash in highly-liquid investments instead of paying down its long-term debt.

Veritiv's management expects that cash provided by operating activities and available capacity under the Asset-Based Lending Facility (the "ABL Facility") will provide sufficient funds to operate the business and meet other liquidity needs. As of September 30, 2020, Veritiv had cash and cash equivalents of $112.5 million and also had $358.9 million in available additional borrowing capacity under the ABL Facility. In April 2020 Veritiv refinanced and extended the ABL Facility to April 2025 under substantially the same terms.

Veritiv expects that its full-year 2020 results will be unfavorably impacted by the COVID-19 pandemic. The current circumstances are dynamic and the impacts of the COVID-19 pandemic on the Company's business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations, access to sources of liquidity and financial condition will depend on future developments. These developments, which are highly uncertain and cannot be predicted, include, but are not limited to, the duration, spread and severity of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume and be sustained. Even after the

COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession, downturn or volatility that has occurred or may occur in the future.

See Part II, Item 1A, Risk Factors, for additional information on risks related to the COVID-19 pandemic.

Other Recent Events

2020 Restructuring Plan -

The Company initiated a restructuring plan (the "2020 Restructuring Plan") in response to the impact of the COVID-19 pandemic on its business operations and the ongoing secular changes in its Print and Publishing segments. The 2020 Restructuring Plan will result in (i) the reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, (ii) the closure of certain warehouse facilities and retail stores, (iii) adjustments to various compensation plans and (iv) other actions.

The Company previously announced that it estimates it will incur total charges of between $75 million and $90 million in connection with the 2020 Restructuring Plan. These costs will consist of approximately (i) $43 million to $47 million in employee termination and other one-time compensation costs, (ii) $9 million to $11 million in real estate exit costs, (iii) $8 million to $14 million in inventory related costs and (iv) $15 million to $18 million in other exit costs. Based on the underlying nature of each item, these charges may be reported as restructuring charges, net, cost of products sold, distribution expenses or selling and administrative expenses on the Condensed Consolidated Statements of Operations.

Company management is currently evaluating the need to expand both the scale and duration of the 2020 Restructuring Plan in response to current trends and anticipated future unfavorable impacts of the COVID-19 pandemic on its business operations. As described above, the timing and pace of economic recovery remain highly uncertain including the long-term impacts on demand to our Print and Publishing segments. The Company expects to substantially complete the 2020 Restructuring Plan by the end of 2020, unless the plan is expanded. See Note 4 of the Notes to Condensed Consolidated Financial Statements for information related to the Company's restructuring efforts.

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

Seasonality

The Company's operating results are subject to seasonal influences.  Historically, its higher consolidated net sales have occurred during the third and fourth quarters while its lowest consolidated net sales have occurred during the first quarter. The Packaging segment net sales have traditionally increased each quarter throughout the year and net sales for the first quarter have typically been less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that build up to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment have traditionally peaked in the third quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and from back-to-school activities. Within the Print and Publishing segments, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year. We anticipate that the COVID-19 pandemic will disrupt the Company's seasonal patterns in net sales across all segments and on a consolidated basis in 2020 due to the significant impacts of the pandemic on many of Veritiv's customers.

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2020	2019	$	%	2020	2019	$	%
Net sales	$1,591.2	$1,924.5	$(333.3)	(17.3)%	$4,703.3	$5,824.2	$(1,120.9)	(19.2)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,262.4	1,550.8	(288.4)	(18.6)%	3,728.8	4,726.5	(997.7)	(21.1)%
Distribution expenses	100.6	124.9	(24.3)	(19.5)%	323.9	387.3	(63.4)	(16.4)%
Selling and administrative expenses	177.4	204.3	(26.9)	(13.2)%	545.4	631.6	(86.2)	(13.6)%
Depreciation and amortization	15.0	13.3	1.7	12.8%	43.1	39.5	3.6	9.1%
Integration expenses	—	4.5	(4.5)	(100.0)%	—	13.3	(13.3)	(100.0)%
Restructuring charges, net	7.9	7.6	0.3	3.9%	40.4	16.9	23.5	139.1%
Operating income (loss)	27.9	19.1	8.8	46.1%	21.7	9.1	12.6	138.5%
Interest expense, net	5.5	8.9	(3.4)	(38.2)%	19.7	30.5	(10.8)	(35.4)%
Other (income) expense, net	1.4	(2.5)	3.9	156.0%	0.0	11.3	(11.3)	(100.0)%
Income (loss) before income taxes	21.0	12.7	8.3	65.4%	2.0	(32.7)	34.7	106.1%
Income tax expense (benefit)	(0.1)	7.6	(7.7)	(101.3)%	(0.2)	0.2	(0.4)	(200.0)%
Net income (loss)	$21.1	$5.1	$16.0	313.7%	$2.2	$(32.9)	$35.1	106.7%

Net Sales
For the three and nine months ended September 30, 2020, net sales decreased in all reportable segments. Primarily beginning in April 2020, the Company experienced decreased net sales in each of its segments due to the negative impacts from the COVID-19 pandemic. Declines in the Print and Publishing segments' net sales were responsible for over 60% of the total decline in each of the three and nine month periods. However, the net sales decline of 17.3% in the third quarter of 2020 was an improvement as compared to the decline of 28.3% in the second quarter of 2020. See the "Segment Results" section for additional discussion. Management expects net sales during the fourth quarter of 2020 to be unfavorably impacted in each of the Company's reportable segments due to the continuing negative effects of the COVID-19 pandemic, with Packaging experiencing less decline than Facility Solutions, Print and Publishing. The duration and extent of the COVID-19 pandemic is highly uncertain and the magnitude of net sales declines is difficult to predict.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three and nine months ended September 30, 2020, cost of products sold decreased primarily due to lower net sales. Cost of products sold decreased at a faster rate than net sales due to improvements in pricing, as well as changes in both segment and customer mix.

Distribution Expenses
For the three months ended September 30, 2020, distribution expenses decreased by $24.3 million, or 19.5%. The decrease was primarily due to (i) an $11.6 million decrease in wages and temporary employee expenses, (ii) a $6.4 million decrease in freight and logistics expense and (iii) a $3.4 million decrease in equipment and facility rent expense. The decrease in wages and temporary employee expenses was primarily driven by actions taken by the Company in response to the COVID-19 pandemic, including lowering headcount across the Company's distribution network. The decrease in freight and logistics expense was primarily driven by a decrease in third-party freight and fuel expenses mostly related to lower net sales volumes. The decrease in equipment and facility rent expense was primarily driven by consolidation of the Company's facilities. The Company expects wages and related costs to decline in future periods versus the comparable prior year periods as a result of the reduction in the Company's U.S. salaried workforce.

For the nine months ended September 30, 2020, distribution expenses decreased by $63.4 million, or 16.4%. The decrease was primarily due to (i) a $30.8 million decrease in wages and temporary employee expenses, (ii) a $21.3 million decrease in freight and logistics expense, (iii) a $6.7 million decrease in equipment and facility rent expense and (iv) a $2.8 million decrease in maintenance costs. The decrease in wages and temporary employee expenses was primarily driven by actions taken by the Company in response to the COVID-19 pandemic, including lowering headcount across the Company's distribution network. The decrease in freight and logistics expense was primarily driven by a decrease in third-party freight and fuel expenses mostly related to lower net sales volumes. The decrease in equipment and facility rent expense was primarily driven by consolidation of the Company's facilities.

Selling and Administrative Expenses
For the three months ended September 30, 2020, selling and administrative expenses decreased by $26.9 million, or 13.2%. The decrease was primarily due to (i) a $12.8 million decrease in personnel expenses, (ii) an $8.5 million gain on the sale of a property, (iii) a $2.3 million decrease in bad debt expense and (iv) a $2.2 million decrease in professional fees expense. The decrease in personnel expenses was primarily driven by (i) lower wages primarily as a result of actions taken by the Company in response to the COVID-19 pandemic, (ii) a decrease in travel and entertainment expenses in response to the COVID-19 pandemic and (iii) a decrease in commission expenses driven by lower net sales, partially offset by higher incentive compensation expenses. The Company expects wages and related costs to decline in future periods versus the comparable prior year periods as a result of the reduction in the Company's U.S. salaried workforce.

For the nine months ended September 30, 2020, selling and administrative expenses decreased by $86.2 million, or 13.6%. The decrease was primarily due to (i) a $58.0 million decrease in personnel expenses, (ii) an $8.5 million gain on the sale of a property, (iii) a $6.3 million decrease in professional fees expense, (iv) a $6.0 million decrease related to the escheat audit expense in 2019 that did not repeat in 2020 and (v) a $2.6 million decrease in bad debt expense. The decrease in personnel expenses was primarily driven by (i) lower wages primarily as a result of actions taken by the Company in response to the COVID-19 pandemic, (ii) a decrease in commission expenses driven by lower net sales and (iii) a decrease in travel and entertainment expenses, partially offset by higher incentive compensation expenses.

Depreciation and Amortization
For the three and nine months ended September 30, 2020, depreciation and amortization increased by $1.7 million, or 12.8%, and $3.6 million, or 9.1%, respectively. The increases were primarily due to increases in depreciation related to capitalized delivery equipment.

Integration Expenses
As of December 31, 2019, the integration plan related to the Merger was complete and no further costs or charges are expected. See Note 4 of the Notes to Condensed Consolidated Financial Statements for information related to the Company's past integration efforts.

Restructuring Charges, Net
The Company initiated the 2020 Restructuring Plan in response to the impact of the COVID-19 pandemic on its business operations and the ongoing secular changes in its Print and Publishing segments. During the three and nine months ended September 30, 2020, restructuring charges, net, increased by $0.3 million, or 3.9%, and $23.5 million, or 139.1%, respectively. The increase for the nine months ended September 30, 2020 was primarily due to an increase in severance charges related to the Company's reduction of the U.S. salaried workforce as part of its 2020 Restructuring Plan. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts.

Interest Expense, Net
For the three months ended September 30, 2020, interest expense, net, decreased by $3.4 million, or 38.2%. The decrease was primarily due to (i) lower average interest rates and (ii) a lower average balance on the Company's ABL Facility.

For the nine months ended September 30, 2020, interest expense, net, decreased by $10.8 million, or 35.4%. The decrease was primarily due to (i) lower average interest rates and (ii) a lower average balance on the Company's ABL Facility, partially offset by a $0.6 million write-off of deferred financing fees related to the amendment of the ABL Facility completed in the second quarter of 2020. See Note 5 of the Notes to Condensed Consolidated Financial Statements for information related to the Company's ABL Facility.

Other (Income) Expense, Net
For the three months ended September 30, 2020, other (income) expense, net, was expense of $1.4 million. This was a net expense increase of $3.9 million, or 156.0%, as compared to the same period in 2019. The net expense increase was primarily due to the AAC contingent consideration expense reduction of $2.5 million in the third quarter of 2019 that did not repeat in 2020, as the contingent consideration liability was settled in March 2020. The remaining impact was primarily driven by changes associated with the Tax Receivable Agreement ("TRA") entered into at the time of the Merger.

For the nine months ended September 30, 2020, other (income) expense, net, was a net improvement of $11.3 million as compared to the same period in 2019. The improvement was primarily due to the 2020 AAC contingent consideration expense being $9.6 million lower than the 2019 expense. The remaining impact was primarily driven by pension benefit cost reductions and changes associated with the TRA.

See Note 9 of the Notes to Condensed Consolidated Financial Statements for information related to the AAC contingent consideration and the TRA contingent consideration.

Effective Tax Rate
Veritiv's effective tax rates were (0.5)% and 59.8% for the three months ended September 30, 2020 and 2019, respectively. Veritiv's effective tax rates were (10.0)% and (0.6)% for the nine months ended September 30, 2020 and 2019, respectively. The difference between the Company's effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), tax expense for stock compensation vesting, Global Intangible Low-Taxed Income ("GILTI"), non-deductible expenses and the Company's pre-tax book income (loss) by jurisdiction. For the six months ended June 30, 2020, Veritiv recorded an estimated $0.9 million tax rate benefit and for the three months ended September 30, 2020 an estimated $1.5 million benefit, for a net estimated $2.4 million tax rate benefit related to the carryback of net operating losses which are now available due to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). In addition, for the three months ended September 30, 2020, Veritiv recorded an estimated $2.2 million tax rate benefit related to tax legislative changes including, but not limited to, elections available under GILTI and interest expense disallowance.

The volatility of the Company's effective tax rate has been primarily due to both the level of pre-tax book income (loss) as well as variations in the Company's income (loss) by jurisdiction. The Company expects continued volatility of the effective tax rate for the foreseeable future due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax book income (loss) by jurisdiction, potential deferred tax valuation allowance increases in jurisdictions, including the U.S., changes in amounts of non-deductible expenses, and other items that could impact the effective tax rate.

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

Due to the shared nature of the distribution network to support the Packaging, Facility Solutions and Print segments, distribution expenses are not a specific charge to each segment, but are instead allocated to each segment based primarily on operational metrics that correlate with changes in volume. Accordingly, distribution expenses allocated to each segment are highly interdependent on the results of other segments. Lower volume in any segment that is not offset by a reduction in distribution expenses can result in the other segments absorbing a larger share of distribution expenses. Conversely, higher volume in any segment can result in the other segments absorbing a smaller share of distribution expenses. The impact of this at the segment level is that the changes in distribution expense trends may not correspond with volume trends within a particular segment.

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

The Company believes that the decline in demand for paper and related products is due to the widespread use of electronic media and permanent product substitution, more e-commerce, less print advertising, fewer catalogs and a reduced volume of direct mail, among other factors. This trend, which may be accelerated by the COVID-19 pandemic, is expected to continue and will place continued pressure on the Company’s revenues and profit margins and make it more difficult to maintain or grow Adjusted EBITDA within the Print and Publishing segments.

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Three Months Ended September 30, 2020
Net sales	$847.9	$231.4	$364.8	$119.4	$27.7
Adjusted EBITDA	85.9	13.1	8.8	3.5	(61.4)
Adjusted EBITDA as a % of net sales	10.1%	5.7%	2.4%	2.9%	*

Three Months Ended September 30, 2019
Net sales	$871.4	$307.9	$523.0	$190.1	$32.1
Adjusted EBITDA	67.4	11.0	10.6	4.6	(48.6)
Adjusted EBITDA as a % of net sales	7.7%	3.6%	2.0%	2.4%	*

Nine Months Ended September 30, 2020
Net sales	$2,432.0	$693.6	$1,099.2	$401.3	$77.2
Adjusted EBITDA	215.4	33.5	21.3	6.9	(151.2)
Adjusted EBITDA as a % of net sales	8.9%	4.8%	1.9%	1.7%	*

Nine Months Ended September 30, 2019
Net sales	$2,598.3	$918.1	$1,605.5	$603.7	$98.6
Adjusted EBITDA	181.1	23.5	30.1	15.0	(141.0)
Adjusted EBITDA as a % of net sales	7.0%	2.6%	1.9%	2.5%	*
* - not meaningful

See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of net income (loss) as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

The table below presents selected data for the Packaging segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2020	2019	$	%	2020	2019	$	%
Net sales	$847.9	$871.4	$(23.5)	(2.7)%	$2,432.0	$2,598.3	$(166.3)	(6.4)%
Adjusted EBITDA	85.9	67.4	18.5	27.4%	215.4	181.1	34.3	18.9%
Adjusted EBITDA as a % of net sales	10.1%	7.7%		240 BPS	8.9%	7.0%		190 BPS

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2020 vs. 2019	2020 vs. 2019
Volume	$(35.0)	$(209.0)
Foreign currency	(0.2)	(3.9)
Price/Mix	11.7	46.6
Total change	$(23.5)	$(166.3)

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

Net sales decreased $23.5 million, or 2.7%, as compared to the same period in 2019. The net sales decrease was primarily attributable to decreased sales of films, tapes and kitting services that was in part driven by the negative impacts of the COVID-19 pandemic, partially offset by favorable price/mix. The decline in net sales in the third quarter of 2020 was an improvement as compared to the 11.3% decline in the second quarter of 2020, in part as a result of improvements in sales to industrial manufacturing customers that had been previously impacted by partial or complete shutdowns due to the COVID-19 pandemic.

Adjusted EBITDA increased $18.5 million, or 27.4%, as compared to the same period in 2019. The increase in Adjusted EBITDA was primarily attributable to (i) an $11.7 million decrease in selling and administrative expenses, (ii) cost of products sold decreasing at a faster rate than net sales and (iii) a $5.1 million decrease in distribution expenses, partially offset by a decline in net sales. The decrease in selling and administrative expenses was primarily driven by (i) an $8.5 million decrease in personnel expenses and (ii) a $2.2 million decrease in bad debt expense. The decrease in distribution expenses was primarily driven by (i) a $2.4 million decrease in freight and logistics expense, mostly related to third-party freight and fuel expenses and (ii) a $1.9 million decrease in personnel expenses.

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019

Net sales decreased $166.3 million, or 6.4%, as compared to the same period in 2019. The net sales decrease was primarily attributable to decreased sales of films, corrugated products, tapes and bags that was in part attributable to the negative effects of the COVID-19 pandemic beginning in April 2020, partially offset by favorable price/mix.

Adjusted EBITDA increased $34.3 million, or 18.9%, as compared to the same period in 2019. The increase in Adjusted EBITDA was primarily attributable to (i) cost of products sold decreasing at a faster rate than net sales, (ii) a $29.5 million decrease in selling and administrative expenses and (iii) a $9.6 million decrease in distribution expenses, partially offset by a decline in net sales. The decrease in selling and administrative expenses was primarily driven by (i) a $22.1 million decrease in personnel expenses and (ii) a $4.6 million decrease in bad debt expense. The decrease in distribution expenses was primarily driven by (i) a $6.2 million decrease in freight and logistics expense, primarily driven by third-party freight and fuel expenses and (ii) a $3.9 million decrease in personnel expenses.

Facility Solutions

The table below presents selected data for the Facility Solutions segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2020	2019	$	%	2020	2019	$	%
Net sales	$231.4	$307.9	$(76.5)	(24.8)%	$693.6	$918.1	$(224.5)	(24.5)%
Adjusted EBITDA	13.1	11.0	2.1	19.1%	33.5	23.5	10.0	42.6%
Adjusted EBITDA as a % of net sales	5.7%	3.6%		210 BPS	4.8%	2.6%		220 BPS

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2020 vs. 2019	2020 vs. 2019
Volume	$(78.9)	$(234.8)
Foreign currency	(0.6)	(3.5)
Price/Mix	3.0	13.8
Total change	$(76.5)	$(224.5)

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

Net sales decreased $76.5 million, or 24.8%, as compared to the same period in 2019. The net sales decrease was primarily attributable to decreased sales of towels and tissues, food service products and can liners primarily driven by the Company exiting a branded re-distribution business and the negative impact on demand from the COVID-19 pandemic. The Company began exiting a branded re-distribution business in the third quarter of 2019 and substantially completed the exit by December 31, 2019. During the third quarter of 2020, net sales associated with this business decreased $28.6 million as compared to the same period in 2019 and have historically been approximately 12% of the Facility Solutions segment's net sales. The Company continued to have reduced customer demand during the third quarter of 2020 resulting from the COVID-19 pandemic despite strong demand in the product categories of personal protective equipment and hygiene-related products. Negative impacts to customer demand have included business and school temporary closures, travel restrictions, constraints on large venues hosting sporting, conventions and entertainment events as well as extended work-from-home measures. In addition, net sales were lower due to strategic decisions to exit certain customer relationships that were not aligned with the Company's product and service capabilities.

Adjusted EBITDA increased $2.1 million, or 19.1%, as compared to the same period in 2019. The increase in Adjusted EBITDA was primarily attributable to (i) an $8.7 million decrease in distribution expenses, (ii) an $8.1 million decrease in selling and administrative expenses and (iii) cost of products sold decreasing at a faster rate than net sales, primarily offset by a decline in net sales. The decrease in distribution expenses was primarily driven by (i) a $5.5 million decrease in personnel expenses and (ii) a $2.2 million decrease in freight and logistics expense, primarily driven by third-party freight and fuel expenses. The decrease in selling and administrative expenses was primarily driven by a $7.9 million decrease in personnel expenses.

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019

Net sales decreased $224.5 million, or 24.5%, as compared to the same period in 2019. The net sales decrease was primarily attributable to (i) the Company exiting a branded re-distribution business and (ii) decreased sales of towels and tissues, food service products and can liners primarily driven by the impact on demand from the COVID-19 pandemic. The Company began exiting a branded re-distribution business in the third quarter of 2019 and substantially completed the exit by December 31, 2019. During the first three quarters of 2020, net sales associated with this business decreased $92.5 million as compared to the same period in 2019. In addition to exiting the branded re-distribution business, net sales were lower due to strategic decisions to exit certain customer relationships that were not aligned with the Company's product and service capabilities.

Beginning in March 2020, the Facility Solutions segment experienced significant sales growth driven by increased demand for sanitizers and soap products, gloves and other personal protection products, and cleaning supplies due to the COVID-19 pandemic. Demand for these personal protective equipment and hygiene-related products remained strong through the third quarter of 2020. While there were shortages of high-demand products from key suppliers in the second quarter of 2020, during the third quarter suppliers were better able to meet demand. However, as noted above, net sales for other Facility Solutions products were negatively impacted beginning in April 2020 due to overall reduced customer demand.

Adjusted EBITDA increased $10.0 million, or 42.6%, as compared to the same period in 2019. The increase in Adjusted EBITDA was primarily attributable to (i) a $25.1 million decrease in distribution expenses, (ii) a $23.5 million decrease in selling and administrative expenses and (iii) cost of products sold decreasing at a faster rate than net sales, partially offset by a decline in net sales. The decrease in distribution expenses was primarily driven by (i) a $14.0 million decrease in personnel expenses, (ii) a $7.6 million decrease in freight and logistics expense, primarily driven by third-party freight and fuel expenses and (iii) a $2.4 million decrease in equipment and facility rent expense, primarily driven by consolidation of the Company's facilities. The decrease in selling and administrative expense was primarily driven by a $22.1 million decrease in personnel expenses.

Print

The table below presents selected data for the Print segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2020	2019	$	%	2020	2019	$	%
Net sales	$364.8	$523.0	$(158.2)	(30.2)%	$1,099.2	$1,605.5	$(506.3)	(31.5)%
Adjusted EBITDA	8.8	10.6	(1.8)	(17.0)%	21.3	30.1	(8.8)	(29.2)%
Adjusted EBITDA as a % of net sales	2.4%	2.0%		40 BPS	1.9%	1.9%		0 BPS

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2020 vs. 2019	2020 vs. 2019
Volume	$(136.3)	$(453.2)
Foreign currency	(0.2)	(1.6)
Price/Mix	(21.7)	(51.5)
Total change	$(158.2)	$(506.3)

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

Net sales decreased $158.2 million, or 30.2%, as compared to the same period in 2019. The net sales decrease was primarily attributable to (i) the continued secular decline in the paper industry in addition to managing risk in the segment through strategic adjustments to the Company's customer base and (ii) the negative impact on demand from the COVID-19 pandemic.

Adjusted EBITDA decreased $1.8 million, or 17.0%, as compared to the same period in 2019. The Adjusted EBITDA decrease was primarily attributable to a decline in net sales, partially offset by (i) an $11.0 million decrease in distribution expenses and (ii) a $10.4 million decrease in selling and administrative expenses. The decrease in distribution expenses was primarily driven by (i) a $5.0 million decrease in personnel expenses, (ii) a $3.1 million decrease in equipment and facility rent expense, primarily driven by consolidation of the Company's facilities and (iii) a $1.9 million decrease in freight and logistics expense, primarily driven by a decrease in third-party freight and fuel expenses. The decrease in selling and administration expenses was primarily driven by a $9.1 million decrease in personnel expenses.

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019

Net sales decreased $506.3 million, or 31.5%, as compared to the same period in 2019. The net sales decrease was primarily attributable to (i) the continued secular decline in the paper industry in addition to managing risk in the segment through strategic adjustments to the Company's customer base and (ii) the negative impact on demand from the COVID-19 pandemic beginning in April 2020.

Adjusted EBITDA decreased $8.8 million, or 29.2%, as compared to the same period in 2019. The Adjusted EBITDA decrease was primarily attributable to a decline in net sales, partially offset by (i) a $30.8 million decrease in distribution expenses, (ii) a $26.8 million decrease in selling and administrative expenses and (iii) cost of products sold decreasing at a faster rate than net sales. The decrease in distribution expenses was primarily driven by (i) a $14.3 million decrease in personnel expenses, (ii) a $7.3 million decrease in freight and logistics expense, primarily driven by a decrease in third-party freight and fuel expenses, (iii) a $6.9 million decrease in equipment and facility rent expense, primarily driven by consolidation of the Company's facilities and (iv) a $1.8 million decrease in maintenance expenses. The decrease in selling and administrative expenses was primarily driven by (i) a $23.1 million decrease in personnel expenses, (ii) a $1.1 million decrease in professional fees expense and (iii) a $1.0 million decrease in bad debt expense.

Publishing

The table below presents selected data for the Publishing segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2020	2019	$	%	2020	2019	$	%
Net sales	$119.4	$190.1	$(70.7)	(37.2)%	$401.3	$603.7	$(202.4)	(33.5)%
Adjusted EBITDA	3.5	4.6	(1.1)	(23.9)%	6.9	15.0	(8.1)	(54.0)%
Adjusted EBITDA as a % of net sales	2.9%	2.4%		50 BPS	1.7%	2.5%		(80) BPS

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2020 vs. 2019	2020 vs. 2019
Volume	$(61.0)	$(175.2)
Foreign currency	—	—
Price/Mix	(9.7)	(27.2)
Total change	$(70.7)	$(202.4)

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

Net sales decreased $70.7 million, or 37.2%, as compared to the same period in 2019. The net sales decrease was primarily attributable to (i) the continued secular decline in the paper industry, managing risks in the segment through strategic adjustments to the Company's customer base, and changes in order patterns due to customer consolidation, digital advertising and other factors and (ii) the negative impact on demand from the COVID-19 pandemic.

Adjusted EBITDA decreased $1.1 million, or 23.9%, as compared to the same period in 2019. The Adjusted EBITDA decrease was primarily attributable to the decline in net sales, partially offset by (i) a $2.2 million decrease in selling and administrative expenses and (ii) cost of products sold decreasing at a faster rate than net sales. The decrease in selling and administrative expenses was primarily driven by a $1.7 million decrease in personnel expenses.

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019

Net sales decreased $202.4 million, or 33.5%, as compared to the same period in 2019. The net sales decrease was primarily attributable to (i) the continued secular decline in the paper industry, managing risks in the segment through strategic adjustments to the Company's customer base, and changes in order patterns due to customer consolidation, digital advertising and other factors as well as (ii) the negative impact on demand from the COVID-19 pandemic beginning in April 2020.

Adjusted EBITDA decreased $8.1 million, or 54.0%, as compared to the same period in 2019. The Adjusted EBITDA decrease was primarily attributable to a decline in net sales, partially offset by (i) cost of products sold decreasing at a faster rate than net sales and (ii) a $1.0 million decrease in selling and administrative expenses. The decrease in selling and administrative expenses was primarily driven by a $4.0 million decrease in personnel expenses, partially offset by a $3.3 million increase in bad debt expense.

Corporate & Other

The table below presents selected data for Corporate & Other:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2020	2019	$	%	2020	2019	$	%
Net sales	$27.7	$32.1	$(4.4)	(13.7)%	$77.2	$98.6	$(21.4)	(21.7)%
Adjusted EBITDA	(61.4)	(48.6)	(12.8)	(26.3)%	(151.2)	(141.0)	(10.2)	(7.2)%

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

Net sales decreased $4.4 million, or 13.7%, as compared to the same period in 2019. The net sales decrease was primarily attributable to a decrease in volume of freight brokerage services including the negative impact on demand from COVID-19.

Adjusted EBITDA decreased $12.8 million, or 26.3%, as compared to the same period in 2019. The Adjusted EBITDA decrease was primarily driven by (i) an $11.9 million increase in selling and administrative expenses and (ii) cost of products sold decreasing at a slower rate than net sales. The increase in selling and administrative expenses was primarily driven by a $16.9 million increase in incentive compensation expense driven by the Company outperforming incentive targets, partially offset by (i) a $2.3 million decrease in wages and temporary employee expenses and (ii) a $1.7 million decrease in professional fees expense.

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019

Net sales decreased $21.4 million, or 21.7%, as compared to the same period in 2019. The net sales decrease was primarily attributable to a decrease in volume of freight brokerage services including the negative impact on demand from the COVID-19 pandemic beginning in April 2020.

Adjusted EBITDA decreased $10.2 million, or 7.2%, as compared to the same period in 2019. The Adjusted EBITDA decrease was primarily driven by (i) a $5.4 million increase in selling and administrative expenses, (ii) cost of products sold decreasing at a slower rate than net sales and (iii) a decline in net sales, partially offset by a $1.3 million decrease in distribution expenses. The increase in selling and administrative expenses was primarily driven by a $24.1 million increase in incentive compensation expenses driven by the Company outperforming incentive targets, partially offset by (i) a $9.4 million decrease in wages and temporary employee expenses, (ii) a $5.9 million decrease in professional fees expense and (iii) a $1.9 million decrease in travel and entertainment expenses. The decrease in distribution expenses was primarily driven by a $0.7 million decrease in personnel expenses.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

The following table sets forth a summary of cash flows:

	Nine Months Ended September 30,
(in millions)	2020	2019
Net cash provided by (used for):
Operating activities	$280.7	$270.5
Investing activities	(7.8)	(21.9)
Financing activities	(198.5)	(253.4)

Analysis of Cash Flows
Operating Activities
Net cash provided by operating activities increased by $10.2 million as compared to the prior year, primarily as a result of improvements in operating results. Cash flows from operating assets and liabilities declined as compared to the prior year as increases in accounts payable, restructuring accruals and deferred payroll taxes were offset by decreases in accounts receivable, inventory and supplier purchase incentives. The decrease in working capital was driven by the decline in net sales primarily due to the COVID-19 pandemic.

Investing Activities
Net cash used for investing activities decreased by $14.1 million as compared to the prior year, primarily due to cash proceeds received from the sale of a property in the third quarter of 2020.

Financing Activities
Net cash used for financing activities was a lower use of cash by $54.9 million as compared to the prior year, primarily due to lower net repayments under the Company's ABL Facility offset by an unfavorable change in book overdrafts, due to the timing of payments. During the first quarter of 2020, the Company repurchased 383,972 shares of its common stock at a cost of $3.5 million under its share repurchase program, which has been suspended since March 27, 2020. See Part II, Item 2 of this report for additional information on the Company's share repurchase program. The Company expects to finance any future repurchases from a combination of cash on hand and cash provided by operating activities. In conjunction with the amendment of the ABL Facility described below, the Company incurred and paid $3.4 million in new financing fees.

Funding and Liquidity Strategy

On April 9, 2020, the Company amended its ABL Facility to extend the maturity date to April 9, 2025, reduced the aggregate commitments from $1.4 billion to $1.1 billion and adjusted the pricing grid for applicable interest rates. All other significant terms remained consistent.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2020, the available additional borrowing capacity under the ABL Facility was approximately $358.9 million. As of September 30, 2020, the Company held $12.1 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At September 30, 2020, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Veritiv's ability to fund its capital needs will depend on its ongoing ability to generate cash from operations, borrowings under the ABL Facility and funds received from capital market offerings. If Veritiv's cash flows from operating activities are lower than expected, the Company will need to borrow under the ABL Facility and may need to incur additional debt or issue additional equity. Although management believes that the arrangements currently in place will permit Veritiv to finance its operations on acceptable terms and conditions, the Company's access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. To preserve liquidity, particularly during the COVID-19 pandemic, the Company may invest a portion of its cash in highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash. As of September 30, 2020, the Company held $75.0 million in these cash equivalents. The Company also elected to defer the payment of $13.5 million in payroll taxes incurred through September 30, 2020, as provided by the CARES Act, until 2021 and 2022.

Veritiv's management expects that the Company's primary future cash needs will be for working capital, capital expenditures, contractual commitments and strategic investments. The Company estimates it will incur total charges of between $75 million and $90 million in connection with the 2020 Restructuring Plan. Additionally, management expects that cash on hand, cash provided by operating activities and the available capacity under the ABL Facility will provide sufficient funds to operate the business and meet other liquidity needs.

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of September 30, 2020, other than leases that have not yet commenced and the letters of credit under the ABL Facility (see Note 3 and Note 5 of the Notes to Condensed Consolidated Financial Statements, respectively, for additional information on these items). The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund"), a MEPP related to its Warrendale, Pennsylvania location, and recognized an estimated partial withdrawal liability of $6.5 million, which was unchanged as of September 30, 2020. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity.

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Fund related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million in distribution expenses, which was unchanged as of September 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, except as set forth below:

The outbreak of the COVID-19 pandemic has adversely affected, and in the future may materially and adversely affect, our business, financial condition, results of operations, liquidity and cash flows.

The rapid spread of COVID-19, and the measures taken to slow its spread, have adversely affected our business and financial results and will likely continue to do so for an uncertain period of time in the future. The COVID-19 pandemic has had and may continue to have negative impacts on our business, including volatility in demand for our products; delays or inability to source products; disruptions in supply chain and transportation; and volatility in the global capital and credit markets, which impacts interest rates and currency exchange rates. The pandemic could also cause a material reduction in the values of our assets including, but not limited to, deferred tax assets, goodwill and intangibles. Our customers, suppliers and vendors may suffer disruptions in their business due to the COVID-19 pandemic causing them financial distress which could include delaying payments to us, filing for bankruptcy protection or going out of business. In addition, there are currently a large number of our employees working remotely with only operationally critical employees working at our facilities for business continuity purposes as lawfully permitted. Extended periods of remote work arrangements could strain our business continuity plans and introduce further operational risk, such as additional cybersecurity risks. Despite our efforts to manage these impacts, due to the rapidly evolving situation with COVID-19, the effect on our operational and financial performance will depend on future developments, all of which are uncertain and difficult to predict and in the future may have material adverse effects on our business, financial condition, results of operations, liquidity and cash flows. Such developments may include, but are not limited to, the spread and future resurgences of the virus, the severity and duration of the outbreak and the severity and duration of the resulting impact on the economy. Even after the COVID-19 pandemic has subsided, we may experience impacts on our business as a result of any economic recession, downturn or volatility that has occurred or may occur in the future. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, including those related to dependence on information technology and telecommunications systems, cybersecurity risks, compliance with financial covenants, ability to service indebtedness and stock price fluctuation.

We may not fully realize the expected benefits of our current and future restructuring plans or other operating or cost-saving initiatives, which may adversely affect our business.

We have initiated a restructuring plan in response to the impact of the COVID-19 pandemic on our business operations and the ongoing secular changes in our Print and Publishing segments (the "2020 Restructuring Plan"). The 2020 Restructuring Plan is designed to better align our cost structure with ongoing business needs as we execute on our stated corporate strategy. We may undertake additional restructuring plans in the future, including in connection with our ongoing evaluation of alternatives to restructure our integrated supply chain. Implementation of the 2020 Restructuring Plan or any subsequent restructuring plan may be disruptive to our business or more costly than anticipated, and we may not be able to obtain the estimated cost savings and other benefits that were initially anticipated in a timely manner, or at all. Additionally, as a result of any restructuring plan, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. In addition, any restructuring plan may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale and productivity or our ability to attract highly skilled employees. Moreover, our competitors may also use our restructuring plans to seek to gain a competitive advantage over us. Failure to achieve some or all of the expected benefits of our restructuring plans, could have a material adverse effect on our business, competitive position, financial condition, results of operations and cash flows. Furthermore, as the impact of the COVID-19 pandemic on our business continues to evolve, we may need to adjust or expand our restructuring plans, which could increase the risks described above.

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

The following table presents information with respect to purchases made by the Company of its common stock during the three months ended September 30, 2020 (shares are in whole units):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Program
July 1-31	2,911	$16.42	0	$21,478,003
August 1-31	0	$0.00	0	$21,478,003
September 1-30	0	$0.00	0	$21,478,003
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

10.1
Separation Agreement, dated as of September 18, 2020 by and between Veritiv Corporation and Mary A. Laschinger, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 21, 2020.

10.2
Veritiv Corporation Executive Severance Plan, as amended and restated, effective September 30, 2020, incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on September 21, 2020.

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

VERITIV CORPORATION
(Registrant)

Date:	November 5, 2020	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2020	By: /s/ Andrew E. Magley
Name: Andrew E. Magley
Title: Chief Accounting Officer
(Principal Accounting Officer)