Form 10-K
period 2020-12-31
Veritiv Corp
filed 2021-03-03
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on June 30, 2020, was $216,502,354. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers (as defined in Rule 3b-7 under the Exchange Act) and UWW Holdings, LLC are the affiliates of the registrant.
The number of shares outstanding of the registrant's common stock as of February 26, 2021 was 15,973,884.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements contained in this report regarding the Company's future operating results, performance, business plans, prospects, guidance, the 2020 Restructuring Plan and any other restructuring, statements related to the impact of COVID-19 and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "continue," "intend," "should," "will," "would," "planned," "estimated," "potential," "goal," "outlook," "may," "predicts," "could," or the negative of such terms, or other comparable expressions, as they relate to the Company or its business, have been used to identify such forward-looking statements. All forward-looking statements reflect only the Company's current beliefs and assumptions with respect to future operating results, performance, business plans, prospects, guidance and other matters, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company's actual operating results, performance, business plans, prospects or guidance to differ materially from those expressed in, or implied by, these statements.

Factors that could cause actual results to differ materially from current expectations include risks and other factors described under "Risk Factors" in this report and elsewhere in the Company's publicly available reports filed with the Securities and Exchange Commission ("SEC"), which contain a discussion of various factors that may affect the Company's business or financial results. Such risks and other factors, which in some instances are beyond the Company's control, include: adverse impacts of the COVID-19 pandemic; the industry-wide decline in demand for paper and related products; increased competition from existing and non-traditional sources; procurement and other risks in obtaining packaging, facility products and paper from our suppliers for resale to our customers; changes in prices for raw materials; changes in trade policies and regulations; increases in the cost of fuel and third-party freight and the availability of third-party freight providers; the loss of any of our significant customers; uncertainties as to the structure, timing, benefits and costs of the 2020 Restructuring Plan or any future restructuring plan that the Company may undertake; adverse developments in general business and economic conditions that could impair our ability to use net operating loss carryforwards and other deferred tax assets; our ability to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our ability to attract, train and retain highly qualified employees; our pension and health care costs and participation in multi-employer pension, health and welfare plans; the effects of work stoppages, union negotiations and labor disputes; our ability to generate sufficient cash to service our debt; increasing interest rates; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; our ability to comply with the covenants contained in our debt agreements; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; changes in tax laws; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; regulatory changes and judicial rulings impacting our business; the impact of adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets on demand for our products and services, our business including our international operations, and our customers; foreign currency fluctuations; inclement weather, widespread outbreak of an illness, anti-terrorism measures and other disruptions to our supply chain, distribution system and operations; our dependence on a variety of information technology and telecommunications systems and the Internet; our reliance on third-party vendors for various services; cybersecurity risks; and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.

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

PART I

ITEM 1. BUSINESS

Our Company
Veritiv Corporation ("Veritiv" or the "Company" and sometimes referred to in this Annual Report on Form 10-K as "we", "our" or "us") is a leading North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv's focus on segment-tailored market leadership in distribution and a commitment to operational excellence allows it to partner with world class suppliers, add value through multiple capabilities and deliver solutions to a wide range of customer segments.
We operate from 125 distribution centers primarily throughout the United States ("U.S."), Canada and Mexico, serving customers across a broad range of industry sectors. These sectors include manufacturing, food processing and service, fulfillment and internet retail, property management, higher education, healthcare, entertainment and hospitality, commercial printing and publishing.
Veritiv's business is organized under four reportable segments: Packaging, Facility Solutions, Print, and Publishing and Print Management ("Publishing"). This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category, which includes certain assets and costs not primarily attributable to any of the reportable segments as well as our Veritiv logistics solutions business, which provides transportation and warehousing solutions. The following summary describes the products and services offered in each of the reportable segments:
•Packaging – Veritiv is a global provider of packaging products, services and solutions. The Packaging segment provides custom and standard packaging solutions for customers based in North America and in key global markets. We service our customers with a full spectrum of packaging product materials within the fiber-based, flexible and rigid categories. The business is strategically focused on higher growth industry sectors including manufacturing, food processing and service, fulfillment and internet retail, as well as niche sectors based on industry and product expertise. Veritiv's packaging professionals create customer value through supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting.

•Facility Solutions – Veritiv is a global provider of hygiene and facility solutions products and services. The Facility Solutions segment sources and sells cleaning, break-room and other supplies such as towels, tissues, commercial cleaning chemicals, personal protective equipment and safety supplies, wipers, can liners, soaps and sanitizers, dispensers, sanitary maintenance supplies and equipment, hazard supplies, and shampoos and amenities primarily in North America. Through this segment we manage a world class network of leading suppliers in most facilities solutions categories. Additionally, we offer total cost of ownership solutions with re-merchandising, budgeting and compliance reporting, inventory management, and a sales-force trained to bring leading vertical expertise to the major North American geographies.

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

The table below summarizes net sales for each of the above reportable segments, as well as the Corporate & Other category, as a percentage of consolidated net sales:

	Year Ended December 31,
	2020	2019	2018
Packaging	52%	45%	41%
Facility Solutions	15%	15%	15%
Print	23%	28%	31%
Publishing	9%	10%	12%
Corporate & Other	1%	2%	1%
Total	100%	100%	100%

Additional financial information regarding our reportable business segments and certain geographic information is included in Item 7 of this report and in Note 16 of the Notes to Consolidated Financial Statements in Item 8 of this report.

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
Products and Services

Veritiv distributes well-known national and regional brand products as well as products marketed under its own private label brands. Products under the Company's private label brands are manufactured by third-party suppliers in accordance with specifications established by the Company. Our portfolio of private label products includes:

•Packaging products under the TUFflex brand, which include stretch film, mailers, shrink film, carton sealing tape and other specialty tapes;
•Foodservice disposable products, cleaning chemicals, towels and tissues, can liners, sanitary maintenance supplies and a wide range of facility supplies products under the Reliable, Spring Grove and PUR Value brands; and
•Coated and uncoated papers, coated board and cut size under the Endurance, nordic+, Comet, Starbrite Opaque Select and other brands.

The table below summarizes sales of products sold under private label brands as a percentage of the respective reportable segment's or total Company's net sales for the periods shown:

	Year Ended December 31,
	2020	2019	2018
Packaging	6%	6%	6%
Facility Solutions	8%	9%	9%
Print	20%	19%	19%
Total Company	9%	9%	10%

Customers

We serve customers across a broad range of industry sectors, through a variety of means ranging from multi-year sales agreements to transactional sales. For many of its largest customers, the Company enters into multi-year contracts that set forth the terms and conditions of sale including product pricing and incentive agreements, which are generally based on sales volume targets. The Company's customers are generally not required to purchase any minimum amount of products under these agreements and can place orders on an individual purchase order basis. For the years ended December 31, 2020, 2019 and 2018, no single customer accounted for more than 5% of the Company's consolidated net sales.

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

Our sourcing organization supports the purchasing of well-known national and regional brand products as well as products marketed under our own private label brands from key national suppliers in the packaging, facility solutions and print industries. The Publishing segment primarily operates as a direct ship business aligned with the Company's core supplier strategy. In addition, under the guidance and oversight of the sourcing team, our merchandising personnel, located within individual distribution centers, source products not available within our core offering in order to meet specialized customer needs.

The product sourcing program is designed to ensure that the Company is able to offer consistent product selections and market competitive pricing across the enterprise while maintaining the ability to service localized market requirements. Our procurement program is also focused on replenishment which includes purchase order placement and controlling the total cost of inventory by proactively managing the number of days inventory on hand, negotiating favorable payment terms and maintaining vendor-owned and vendor-managed programs. As one of the largest purchasers of packaging, facility supplies, and paper and graphics products, we can qualify for volume allowances with some suppliers and can realize significant economies of scale. During the year ended December 31, 2020, approximately 30% of our purchases were made from ten suppliers.

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

We believe that our competitive advantages include approximately 1,200 sales and marketing professionals and the breadth of our selection of quality products, including high-quality private brands. The breadth of products distributed and services offered, the diversity of the types of customers served, and our broad geographic footprint in the U.S., Canada and Mexico buffer the impact of regional economic declines while also providing a network to readily serve national accounts.

Distribution and Logistics

Timely and accurate delivery of a customer's order, on a consistent basis, are important criteria in a customer's decision to purchase products and services from Veritiv. Delivery of products is provided through two primary channels, either from the Company's distribution centers or directly from the manufacturer. Our distribution centers offer a range of delivery options depending on the customer's needs and preferences, and the strategic placement of the distribution centers also allows for delivery of special or "rush" orders to many customers.

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

Human Capital

Veritiv’s key human capital management objectives include attracting, developing, engaging and retaining skilled and diverse talent to drive the success of our business and to meet and exceed the expectations of our customers. These objectives are aligned with our Veritiv Values: Integrity, One Team, People Commitment, Customer Focus, Operational Excellence and Passion for Results.

Our workforce includes employees in sales, customer service, and warehouse operations in addition to corporate functions. By geography, approximately 76% and 14% of our workforce is located in the U.S. and Canada, respectively, with a presence in almost every state in the U.S. and most provinces in Canada. We also have employees located in Mexico (8%) and other countries (2%). Approximately half of our workforce is male and the other half is female.

As of December 31, 2020, Veritiv had approximately 6,400 employees worldwide, of which approximately 9% were in collective bargaining units. Approximately 63% of those employees are covered by a collective bargaining agreement that will expire in 2021. Labor contract negotiations are handled on an individual basis by a cross-functional team including Human Resources and Operations, with legal support. We currently expect that we will be able to renegotiate these agreements on satisfactory terms. We consider labor relations to be good.

Our human resources programs are designed to promote employee safety and to attract, develop, engage and retain talent. We have a robust talent review and succession planning process and our goal is to have at least one "ready now" candidate and one "ready in 1 – 3 years" candidate for each critical position to prepare candidates for critical roles. We reward and support employees through competitive pay and benefit programs; enhance the Company’s culture through our values and other engagement efforts; develop talent internally through job rotations and learning programs to create a high-performing, diverse workforce; and strive to make safety a key focus across the organization.

Some examples of programs and initiatives designed to attract, develop, engage and retain our workforce include:
•Diversity, Equity and Inclusion:
◦Our Diversity, Equity and Inclusion ("DEI") Working Group developed and oversees our DEI strategy and objectives that include micro-learning modules focused on our talent acquisition teams, our managers, our leaders and our broader workforce. The key elements of our strategy are to engage with employees by creating experiences that celebrate diverse people and perspectives, equip our organization by creating a culture that encourages constant and relevant learning and empowers employees by cultivating confidence through a "One Veritiv" perspective that grows diverse and innovative leaders.
•Employee Engagement:
◦In the fourth quarter of 2020, we hosted listening sessions to engage our employees in small group dialogue with Senior Lead Team members to encourage information sharing and drive engagement. We have developed in-depth action plans to address issues and feedback raised in the listening sessions.
•Employee Well-Being and Safety:
◦We provide comprehensive healthcare benefits to virtually all our employees in the U.S. and Canada that are designed to meet the varied and evolving needs of our diverse workforce. In addition, we provide free mental and behavioral health resources, including on-demand access to the Employee Assistance Program for employees and their dependents.
◦We are committed to providing all team members with a safe and healthy workplace and continuing to refine our culture of proactive safety. Managing and reducing risks at our facilities remains a focus, and injury rates have continued to be low.
•Talent Development and Learning:
◦We support the long-term career aspirations of our employees through education and personal development. We pay a portion of tuition costs for employees in the U.S., Canada and Mexico.
◦A unique Company-paid program supports hourly warehouse workers to become certified, licensed truck drivers and provides opportunities to get licensed and gain required driver hours on work time.
◦We prioritize and invest in creating opportunities to help employees gain skills and develop in their careers through a multitude of training and development programs. These include online, instructor-led and on-the-job learning formats as well as executive assessment, coaching, talent and succession planning.
◦A paid internship program provides job experience to high school and college students in a variety of job functions and is a source for future full-time talent.

Throughout the pandemic caused by the coronavirus ("COVID-19"), we have focused on protecting the health and safety of our employees in our distribution centers and our offices while meeting the needs of our customers and mitigating any interruptions to our business. Early in March 2020, we initiated our Corporate Incident Response Team and we adopted safety measures and practices across our facilities to limit exposure to the virus and to enhance employee safety. We modified practices at our distribution centers and offices based on guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities. These practices include social distancing, enhanced cleaning protocols, usage of personal protective equipment, as well as restricting all non-essential travel and promoting remote work wherever feasible. Our employees have adapted to the changes in work environment and have managed our business successfully during this challenging time. To thank our employees for their contributions to the Company’s success in managing through the COVID-19 pandemic by continuing to serve customers and meet business needs, we provided a cash bonus to employees who are not eligible for other bonus or commission programs.

Government Relations

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

Intellectual Property

We have numerous well-recognized trademarks, represented primarily by our private label brands. See the Products and Services section of this Item 1 Business for additional information regarding our private label brand sales. Most of our trademark registrations are effective for an initial period of ten years, and we generally renew our trademark registrations before their expiration dates for trademarks that are in use or have reasonable potential for future use. Although our Packaging, Facility Solutions and Print segments rely on a number of trademarks that, in the aggregate, provide important protections to the Company, no single trademark is material to any one of these segments. Additionally, Veritiv does not have any material patents or licenses.

Seasonality

The Company's operating results are subject to seasonal influences.  Historically, our higher consolidated net sales have occurred during the third and fourth quarters while our lowest consolidated net sales have occurred during the first quarter. The Packaging segment net sales have traditionally increased each quarter throughout the year and net sales for the first quarter have typically been less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that build up to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment have traditionally peaked in the third quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and from back-to-school activities. Within the Print and Publishing segments, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year. The COVID-19 pandemic disrupted the Company's seasonal patterns in net sales across all segments and on a consolidated basis in 2020 due to the significant impacts of the pandemic on many of Veritiv's customers.
Information About Our Executive Officers

The following table sets forth certain information concerning the individuals who serve as executive officers of the Company as of March 1, 2021.

Name	Age	Position
Salvatore A. Abbate	52	Chief Executive Officer
Stephen J. Smith	57	Senior Vice President and Chief Financial Officer
Dean A. Adelman	55	Senior Vice President and Chief Human Resources Officer
Daniel B. Calderwood	40	Senior Vice President, Marketing and Business Management
Mark W. Hianik	60	Senior Vice President, General Counsel and Corporate Secretary
Stephanie E. Mayerle	43	Senior Vice President, Sales
Tracy L. Pearson	50	Senior Vice President, Supply Chain Operations
Karen K. Renner	59	Senior Vice President and Chief Information Officer
Michael D. Walkenhorst	42	Senior Vice President, Developing Businesses
Daniel J. Watkoske	52	Senior Vice President, Print and Publishing

The following descriptions of the business experience of our executive officers include the principal positions held by them since February 2016.

Salvatore A. Abbate has served as Chief Executive Officer and a member of the Board of Directors of the Company since September 2020. Previously, Mr. Abbate served as Chief Operating Officer of the Company from January 2020 to September 2020 and as Senior Vice President and Chief Commercial Officer of the Company from April 2018 to December 2019.  Prior to that, Mr. Abbate served as Senior Vice President, Chief Sales & Marketing Officer for Andersen Windows & Doors, Inc., a leading North American window and door manufacturer, from July 2013 to March 2018. From September 2011 to June 2013, Mr. Abbate served as Senior Vice President, Sales and Marketing for Andersen. Prior to that, Mr. Abbate served as Vice President, Global Sales and Marketing for the performance films division of Solutia, Inc., a performance materials and specialty chemical provider now part of the Eastman Chemical Company. Mr. Abbate began his career at Armstrong World Industries, where he spent 15 years in various roles across all three of Armstrong's business units, including sales, marketing, manufacturing and process improvement. Mr. Abbate has significant leadership and operations experience in strategy, marketing, sales, distribution, customer service, logistics, manufacturing and process improvement.

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

Daniel B. Calderwood has served as Senior Vice President, Marketing and Business Management of the Company since October 2020. Previously, Mr. Calderwood served as Vice President, Marketing and Business Management of the Company from January 2020 to October 2020 and as Vice President, Packaging of the Company from May 2019 to January 2020. Prior to that, Mr. Calderwood served as Vice President, Marketing for the Sealy, Stearns & Foster and Cocoon brands of Tempur Sealy International, Inc., a global mattress and bedding manufacturer, from January 2015 to April 2019. Mr. Calderwood started his career with Kohler Co., a global leader in kitchen and bath products, where he served in product management, national accounts and sales roles in both the retail and commercial markets. Mr. Calderwood has significant experience in product and customer marketing, category management, sourcing and sales.

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

Stephanie E. Mayerle has served as Senior Vice President, Sales of the Company since October 2020. From June 2020 to October 2020, Ms. Mayerle served as Vice President, Sales of the Company. Prior to joining the Company, Ms. Mayerle served in various roles for Andersen Windows & Doors, Inc., a leading North American window and door manufacturer, including Senior Director – Strategic Accounts and Inside Sales from April 2019 to June 2020, Senior Director – Business Management from January 2018 to April 2019, Senior Director – Customer and Sales Operations from December 2016 to January 2018 and Director - Customer Experience from June 2014 to December 2016. Ms. Mayerle started her career with Andersen as an engineer responsible for product quality and design. Ms. Mayerle has significant experience in sales, marketing, project management, customer service, supply chain and manufacturing quality.

Tracy L. Pearson has served as Senior Vice President, Supply Chain Operations of the Company since January 2019. Previously, Ms. Pearson served as Senior Vice President, Packaging of the Company from October 2016 to January 2019. Prior to that, Ms. Pearson served as Vice President and General Manager, South Area, for the Container the Americas business of International Paper Company, a global packaging and paper manufacturing company, from May 2016 to October

2016. Prior to that, Ms. Pearson served as Vice President and General Manager for the Foodservice packaging business of International Paper from August 2011 to May 2016. Ms. Pearson joined International Paper in 1994 and served in a variety of sales, supply chain, marketing, process engineering, product development, and sales and general management roles within International Paper's packaging and print businesses. Ms. Pearson has significant experience in general management, sales and sales management, and supply chain in the packaging and paper manufacturing and distribution industries.

Karen K. Renner has served as Senior Vice President and Chief Information Officer of the Company since November 2020. Previously, Ms. Renner served as Senior Vice President and Chief Information Officer of CommScope, Inc., a global network infrastructure provider, from August 2018 to November 2020. From March 2017 to August 2018, Ms. Renner served as Chief Information Officer for the North American region of Thales Group, a global aerospace defense supplier. From October 2010 to February 2016, Ms. Renner served as Vice President and Chief Information Officer of Novelis, Inc., a global aluminum and recycling company. From 1992 to 2010, Ms. Renner held Chief Information Officer roles for various business segments of the General Electric Company. Ms. Renner has significant information technology, information security and technology infrastructure experience.

Michael D. Walkenhorst has served as Senior Vice President, Developing Businesses of the Company since October 2020. Previously, Mr. Walkenhorst served as Vice President, Developing Businesses of the Company from February 2019 to October 2020. Prior to that, Mr. Walkenhorst served as Managing Director of All American Containers, a Veritiv business, from September 2017 to February 2019. Previously, Mr. Walkenhorst served as General Manager for the Company’s West Central Territory from July 2014 to August 2017. Mr. Walkenhorst began his career with xpedx, a legacy Veritiv company, in 2003 where he held various positions in sales and sales management. Mr. Walkenhorst has significant experience in sales, supply chain, and sales and operations management.

Daniel J. Watkoske has served as Senior Vice President, Print and Publishing of the Company since October 2020. Previously, Mr. Watkoske served as Senior Vice President, Print of the Company from July 2014 to October 2020 and, from October 2016 to January 2019, also served as Senior Vice President of Veritiv Services. Prior to that, Mr. Watkoske served as Executive Vice President, Sales for xpedx from January 2011 to July 2014 and was a member of the xpedx Senior Lead Team. Prior to that, Mr. Watkoske served as Group Vice President for the xpedx Metro New York Group from January 2008 to January 2011. Previously, Mr. Watkoske served as Vice President National Accounts for xpedx. Mr. Watkoske joined International Paper in 1989 as a sales trainee for Nationwide Papers, which later became part of xpedx. Mr. Watkoske has significant sales, sales management and operations experience in the paper and packaging distribution industries.

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

ITEM 1A. RISK FACTORS

The following is a discussion of certain important factors, some of which are beyond our control, that may cause our business, financial condition, results of operations or cash flows in future periods to differ materially from those currently expected or desired. Factors not currently known to Veritiv or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations or cash flows. You should carefully consider the following discussion, together with the other information contained in this report, in evaluating us and an investment in our common stock.

Risks Relating to the COVID-19 Pandemic

The outbreak of the COVID-19 pandemic has adversely affected, and in the future may materially and adversely affect, our business, financial condition, results of operations, liquidity and cash flows.

The rapid spread of COVID-19, and the measures taken to slow its spread, have adversely affected our business and financial results and will likely continue to do so for an uncertain period of time in the future. The COVID-19 pandemic has had and may continue to have negative impacts on our business, including volatility in demand for our products; delays or inability to source products; disruptions in supply chain and transportation; and volatility in the global capital and credit markets, which impacts interest rates and currency exchange rates. The pandemic could also cause a material reduction in the values of our assets including, but not limited to, deferred tax assets, goodwill and intangibles. Our customers, suppliers and vendors may suffer disruptions in their business due to the COVID-19 pandemic causing them financial distress which could include delaying payments to us, filing for bankruptcy protection or going out of business. In addition, there are currently a large number of our employees working remotely as well as operationally critical employees working at our facilities for business continuity purposes as lawfully permitted. Extended periods of remote work arrangements could introduce further operational risk, such as additional cybersecurity risks. Despite our efforts to manage these impacts, due to the rapidly evolving situation with COVID-19, the effect on our operational and financial performance will depend on future developments, all of which are uncertain and difficult to predict and in the future may have material adverse effects on our business, financial condition, results of operations, liquidity and cash flows. Such developments may include, but are not limited to, the spread and future resurgences of the virus, the severity and duration of the outbreak and the severity and duration of the resulting impact on the economy. Even after the COVID-19 pandemic has subsided, we may experience impacts on our business as a result of any economic recession, downturn or volatility that has occurred or may occur in the future. The COVID-19 pandemic may also have the effect of heightening many of the other risks described below, including those related to dependence on information technology and telecommunications systems, cybersecurity risks, compliance with financial covenants, ability to service indebtedness and stock price fluctuation.

Risks Relating to Our Industry and Business

The industry-wide decline in demand for paper and related products could have a material adverse effect on our financial condition and results of operations.

Our Print and Publishing businesses rely heavily on the sale of paper and related products. The industry-wide decrease in demand for paper and related products in key markets we serve places continued pressure on our revenues and profit margins and makes it more difficult to maintain or grow earnings. This trend is expected to continue. The failure to effectively differentiate us from our competitors in the face of increased use of email, increased and permanent product substitution, including less print advertising, more electronic billing, more e-commerce, fewer catalogs and a reduced volume or slowdown of mail, could have a material adverse effect on market share, sales and profitability through increased expenditures or decreased prices. Our failure to grow the Packaging and Facility Solutions businesses at rates adequate to offset the expected decline in Print and Publishing could also have a material adverse effect on our financial results.

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

Increased competition within the industry, reduced demand for paper, increased and permanent product substitution through less print advertising, more electronic billing, more e-commerce, fewer catalogs, a reduced volume or slowdown of mail and general economic conditions has served to further increase pressure on the industry's profit margins, and continued margin pressure within the industry may have a material adverse impact on our operating results and profitability.

We purchase all of the products we sell to our customers from other parties, and conditions beyond our control can interrupt our supplies and increase our product costs.

We obtain our packaging, facility products and paper from third-party suppliers. Our business and financial results are dependent on our ability to purchase products from suppliers not controlled by us that we, in turn, sell to our customers. We may not be able to obtain the products we need on open credit, with market or other favorable terms, or at all. During the year ended December 31, 2020, approximately 30% of our purchases were made from ten suppliers. A sustained disruption in our ability to source products from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders resulting in lost sales and, in rare cases, damages for late or non-delivery.

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

The loss of any of our significant customers could adversely affect our financial condition, operating results and cash flows.

Our ten largest customers generated approximately 10% of our consolidated net sales for the year ended December 31, 2020, and our largest customer accounted for approximately 4% of our consolidated net sales in that same period. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historic levels.

Generally, our customers are not contractually required to purchase any minimum amount of products. In addition, consolidation among customers could also result in changes to their purchasing habits and volumes. The loss of one or more of these significant customers, a significant customer's decision to purchase our products in substantially lower quantities than they have in the past, or a deterioration in the relationship with any significant customers could adversely affect our financial condition, operating results and cash flows.

We may not fully realize the expected benefits of our current and future restructuring plans or other operating or cost-saving initiatives, which may adversely affect our business, competitive position, financial condition, results of operations and cash flows.

We have initiated a restructuring plan in response to the impact of the COVID-19 pandemic on our business operations and the ongoing secular changes in our Print and Publishing segments (the "2020 Restructuring Plan"). The 2020 Restructuring Plan is designed to better align our cost structure with ongoing business needs as we execute on our stated corporate strategy. We may undertake additional restructuring plans in the future, including in connection with our ongoing evaluation of alternatives to restructure our integrated supply chain. Implementation of the 2020 Restructuring Plan or any subsequent restructuring plan may be disruptive to our business or more costly than anticipated, and we may not be able to obtain the estimated cost savings and other benefits that were initially anticipated in a timely manner, or at all. Additionally, as a result of any restructuring plan, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. In addition, any restructuring plan may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale and productivity or our ability to attract highly skilled employees. Moreover, our competitors may also use our restructuring plans to seek to gain a competitive advantage over us. Failure to achieve some or all of the expected benefits of our restructuring plans could have a material adverse effect on our business, competitive position, financial condition, results of operations and cash flows. Furthermore, as the impact of the COVID-19 pandemic on our business continues to evolve, we may need to further adjust or expand our 2020 Restructuring Plan, which could increase the risks described above.

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

Risks Relating to Human Capital

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

Approximately 9% of our employees were in collective bargaining units as of December 31, 2020. Historically, the effects of collective bargaining and other similar labor agreements have not been significant. However, if a larger number of our employees were to unionize, including in the wake of any future legislation or administrative regulation that makes it easier for employees to unionize, the effect may be negative.

Approximately 63% of the Company's unionized employees have collective bargaining agreements that expire during 2021. Any inability to negotiate acceptable new contracts under these collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if additional employees become represented by a union, a disruption of our operations and higher labor costs could result. Labor relations matters affecting our suppliers of products and services could also adversely affect our business from time to time.

Risks Relating to Our Capital Structure

Our significant indebtedness could adversely affect our financial condition and impair our ability to operate our business.

As of December 31, 2020, we had approximately $603.8 million in total indebtedness, reflecting borrowings of $520.2 million under the Asset-Based Lending Facility (the "ABL Facility"), $1.3 million under short-term debt and $82.3 million of finance leases. This level of indebtedness could have important consequences to our financial condition, operating results and business, including the following:

•limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•increasing our cost of borrowing;
•requiring that a significant portion of our cash flows from operations be dedicated to payments on our indebtedness instead of other purposes, including operations, capital expenditures and future business opportunities;
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

Despite our significant indebtedness, we may still be able to incur substantially more indebtedness in the future. This could further exacerbate the risks to our financial condition described above.

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

The agreements governing our indebtedness contain restrictive covenants, which could restrict our operational flexibility, and a failure to comply with those covenants could have serious consequences.

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

The market price of our common stock may continue to fluctuate widely, depending on many factors, some of which may be beyond our control, including:

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us and our business. As of December 31, 2020, we had very limited research coverage by analysts. If the current coverage of our Company by securities or industry analysts ceases, the trading price for our stock would be negatively impacted. In addition, if one or more of these analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

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

Our three largest shareholders collectively owned approximately 43% of our outstanding common stock as of December 31, 2020. As a result, certain of these shareholders may exercise significant influence over all matters requiring shareholder approval, including approval of significant corporate transactions, which may reduce the market price of our common stock. Additionally, the interests of these shareholders may conflict with the interests of our other shareholders.

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

Risks Relating to Regulatory Compliance and Legal Matters

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

Our operations are subject to U.S. and international laws and regulations, including regulations of the U.S. Department of Transportation Federal Motor Carrier Safety Administration, the import and export of goods, customs regulations, Office of Foreign Asset Control and the Foreign Corrupt Practices Act of 1977. Expenditures related to the cost of compliance with laws, rules and regulations, tariffs and duties could adversely impact our business and results of operations. In addition, we could incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures) and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, laws, regulations, codes and common law.

Changes in U.S. federal and state or foreign tax law, tax assessments and unclaimed property audits by governmental authorities could adversely impact our operating results.

We remit a variety of taxes and fees to various U.S. federal and state and foreign governmental authorities, including income taxes, excise taxes, property taxes, sales and use taxes and payroll taxes. From time to time, governments make substantive changes to tax rules and their application, which could result in materially higher corporate taxes than would be incurred under existing tax law. In addition, tax laws and regulations are extremely complex and subject to varying interpretations. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. Furthermore, we are subject to U.S. state unclaimed property (escheat) laws and audits which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time. Although management believes that the positions we have taken are reasonable, various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes, unclaimed property, interest and penalties in excess of accrued liabilities. Changes in tax laws or an unfavorable resolution of assessments by a governmental authority could have a material adverse effect on our operating results in future periods.

Results of legal proceedings relating to the products and distribution thereof, and regulatory inquiries or investigations by government authorities, could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flows.

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

General Risk Factors

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

Our operating results and business prospects could be substantially affected by risks related to Canada, Mexico and other non-U.S. countries where we sell and distribute or purchase our products. Some of our operations are in or near locations that have suffered from political, social and economic issues; civil unrest; and a high level of criminal activity. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel and the security of our operations. Downturns in economic activity, adverse tax consequences or any change in social, political or labor conditions in any of the countries in which we operate could negatively affect our financial results. In addition, our international operations are subject to regulation under U.S. law (including, among others, the Foreign Corrupt Practices Act of 1977) and other laws related to operations in foreign jurisdictions. Failure to comply with domestic or foreign laws could result in various adverse consequences, including the imposition of civil or criminal sanctions and the prosecution of executives.

Inclement weather, widespread outbreak of an illness, anti-terrorism measures and other disruptions could negatively affect various aspects of our business including our supply chain, distribution system and operations, and could result in reduced demand from our customers.

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

We are subject to cybersecurity risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology that manages operations and other business processes.

Our operations rely upon secure IT systems for data capture, processing, storage and reporting. Our IT systems, and those of our third-party providers, could become subject to cyber-attacks. The evolving nature of threats to data security, in light of new and sophisticated methods used by criminals and cyberterrorists, state-sponsored organizations and nation-states, including computer viruses, malware, phishing, misrepresentation, social engineering and forgery, make it increasingly challenging to anticipate and adequately mitigate these risks. Network, system, application and data breaches could result in operational disruptions or information misappropriation including, but not limited to, interruption of systems availability, or denial of access to and misuse of applications required by our customers to conduct business with us. Access to internal applications required to plan our operations, source materials, ship finished goods and account for orders could be denied or misused. Theft of intellectual property or trade secrets, and inappropriate disclosure of confidential information, could stem from such incidents. Any operational disruptions or misappropriation of information could harm our relationship with our customers and suppliers, result in lost sales, business delays and negative publicity and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2020, we had a distribution network operating from 125 distribution centers.

	Leased	Owned	Total
Properties	117	8	125
Square feet (in millions)	16.2	0.9	17.1

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Veritiv's common stock is publicly traded on the New York Stock Exchange ("NYSE") under the ticker symbol "VRTV". As of February 26, 2021, there were 4,878 shareholders of record. The number of record holders does not include shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

On March 16, 2020, Veritiv announced that its Board of Directors authorized a $25 million share repurchase program (the "2020 Share Repurchase Program"). During the first quarter of 2020, the Company repurchased 383,972 shares of its common stock at a cost of $3.5 million under its 2020 Share Repurchase Program, which has been suspended since March 27, 2020.

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50 million share repurchase program. Under this program the Company may purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, tender offers or otherwise, in accordance with all applicable securities laws and regulations. This authorization for the share repurchase program replaces the $25 million share repurchase authorization previously approved by the Board of Directors in March 2020 and may be suspended, terminated, increased or decreased by the Board at any time.

On November 19, 2020, the UWWH Stockholder, one of Veritiv's existing stockholders and the former parent company of Unisource Worldwide, Inc., sold 1.40 million shares of Veritiv common stock in an underwritten public offering. The Company did not sell or repurchase any shares and did not receive any of the proceeds.

The following table presents information with respect to purchases made by the Company of its common stock during the three months ended December 31, 2020 (shares are in whole units):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Program
October 1-31	30	$13.01	—	$21,478,003
November 1-30	—	$0.00	—	$21,478,003
December 1-31	—	$0.00	—	$21,478,003
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

Performance Graph

The following graph provides a comparison of the cumulative total shareholder return on the Company's common stock to the cumulative total returns of the Russell 2000 Index and the average performance of two customized peer groups for the period from December 31, 2015 through December 31, 2020. The graph is not, and is not intended to be, indicative of future performance of our common stock. The graph assumes that the value of the investment in the Company's common stock, the Russell 2000 Index and the peer groups was $100 on December 31, 2015. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point. The peer group is reviewed periodically based on industry, size and market dynamics. Because the Company changed the composition of the peer group for 2020, as noted in the tables below, the peer group used for the corresponding disclosures in 2019 is shown for comparison.

Companies included in the 2020 peer group are as follows:

•	Applied Industrial Technologies, Inc.	•	Graphic Packaging Holding Company	•	Resolute Forest Products, Inc.
•	Avery Dennison Corporation	•	International Paper Company	•	Sealed Air Corporation
•	Beacon Roofing Supply, Inc.	•	Kaman Corporation	•	Sonoco Products Company
•	Brady Corporation	•	MSC Industrial Direct Co., Inc.	•	Univar Solutions, Inc.
•	Deluxe Corporation	•	Neenah Inc.	•	Verso Corporation
•	Domtar Corporation	•	Office Depot, Inc.	•	W.W. Grainger, Inc.
•	Ennis, Inc.	•	P.H. Glatfelter Company	•	Watsco, Inc.
•	Fastenal Company	•	Packaging Corporation of America
•	Genuine Parts Company	•	R.R. Donnelley & Sons Company

Companies included in the 2019 peer group are as follows:

•	Anixter International, Inc.	•	Genuine Parts Company	•	R.R. Donnelley & Sons Company
•	Applied Industrial Technologies, Inc.	•	Graphic Packaging Holding Company	•	Resolute Forest Products, Inc.
•	Arrow Electronics, Inc.	•	InnerWorkings, Inc.	•	ScanSource, Inc.
•	Avery Dennison Corporation	•	International Paper Company	•	Sealed Air Corporation
•	Avnet, Inc.	•	Kaman Corporation	•	Sonoco Products Company
•	Brady Corporation	•	MSC Industrial Direct Co., Inc.	•	W.W. Grainger, Inc.
•	Deluxe Corporation	•	Neenah Inc.	•	WESCO International, Inc.
•	Domtar Corporation	•	Office Depot, Inc.	•	WestRock Company
•	Ennis, Inc.	•	P.H. Glatfelter Company
•	Fastenal Company	•	Packaging Corporation of America

ITEM 6. SELECTED FINANCIAL DATA

The following table presents the selected historical consolidated financial data for Veritiv and should be read in conjunction with Item 7 of this report and the audited Consolidated Financial Statements and notes thereto contained in Item 8 of this report. The Consolidated Statements of Operations data for the years ended December 31, 2020, 2019 and 2018 and the Consolidated Balance Sheets data as of December 31, 2020 and 2019 set forth below are derived from the audited Consolidated Financial Statements included in Item 8 of this report. The Consolidated Statements of Operations data for the years ended December 31, 2017 and 2016 and the Consolidated Balance Sheets data as of December 31, 2018, 2017 and 2016 set forth below are derived from the audited Consolidated Financial Statements for 2018 and 2017, which are not included in this report. The selected historical consolidated financial information presented below may not be indicative of Veritiv's future performance.

(in millions, except per share data)	As of and for the Year Ended December 31,
Statements of Operations Data	2020	2019	2018	2017	2016
Net sales	$6,345.6	$7,659.4	$8,696.2	$8,364.7	$8,326.6
Cost of products sold	5,040.2	6,206.2	7,155.7	6,846.6	6,826.4
Distribution expenses	429.8	509.2	550.5	516.9	505.1
Selling and administrative expenses (1)	717.9	823.3	867.6	875.7	827.9
Depreciation and amortization	57.7	53.5	53.5	54.2	54.7
Integration and acquisition expenses	—	17.5	31.8	36.5	25.9
Restructuring charges, net	52.2	28.8	21.3	16.7	12.4
Operating income (loss) (1)	47.8	20.9	15.8	18.1	74.2
Income tax expense (benefit)	8.8	0.7	5.5	11.4	19.8
Net income (loss)	34.2	(29.5)	(15.7)	(13.3)	21.0

Earnings (loss) per share(2):
Basic earnings (loss) per share	$2.14	$(1.84)	$(0.99)	$(0.85)	$1.31
Diluted earnings (loss) per share	$2.08	$(1.84)	$(0.99)	$(0.85)	$1.30

Balance Sheets Data (at period end)
Accounts receivable, net (3)	$849.5	$910.8	$1,181.4	$1,174.3	$1,048.3
Inventories	465.4	552.9	688.2	722.7	707.9
Total assets (4,5)	2,335.0	2,511.1	2,529.7	2,708.4	2,483.7
Long-term debt, net of current portion (5)	589.1	742.4	963.6	908.3	749.2
Financing obligations, net of current portion (4,5)	—	—	23.6	181.6	176.1
Defined benefit pension obligations	18.2	15.7	21.1	24.4	27.6
Other non-current liabilities (5)	395.2	485.3	128.6	137.0	121.2

(1) Amounts shown prior to 2018 have been revised to reflect the impact of the Company's adoption of Accounting Standards Update ("ASU") 2017-07 on
January 1, 2018.
(2) See Note 12 of the Notes to Consolidated Financial Statements for information regarding the shares of common stock utilized in the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2020, 2019 and 2018.
(3) See Note 1 of the Notes to Consolidated Financial Statements for information regarding the Company’s adoption of ASU 2016-13 on January 1, 2020, which included a cumulative effect decrease to retained earnings of approximately $0.3 million. The amounts prior to 2020 have not been revised.
(4) See Note 3 of the Notes to Consolidated Financial Statements for information regarding the impacts to property and equipment and financing obligations due to the termination or expiration of the related party financing obligations, the majority of which occurred in 2018.
(5) See Note 3 of the Notes to Consolidated Financial Statements for information regarding the Company's adoption of ASU 2016-02 on January 1, 2019, which included a cumulative effect increase to retained earnings of approximately $2.7 million. Amounts shown prior to 2019 have not been revised and are not comparable to the amounts in 2020 and 2019.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Executive Overview

The COVID-19 Pandemic

The global outbreak of the novel coronavirus ("COVID-19"), which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the United States ("U.S.") and global economies and created significant uncertainty regarding potential impacts to Veritiv Corporation's ("Veritiv" or the "Company") operations, supply chain and customer demand. The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global societies, economies, financial markets and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including physical distancing recommendations, travel restrictions, border closures, limitations on public gatherings, work-from-home recommendations, supply chain logistical changes and closure of non-essential businesses. Veritiv’s logistics and distribution operations have fallen within guidance provided by various government authorities on essential businesses, services and workplaces and therefore the Company has not experienced any closures of distribution centers. Veritiv serves customers across a broad range of industry sectors and geographies, with varying COVID-19 impacts. Primarily beginning in April 2020, unfavorable impacts from the COVID-19 pandemic have had a negative impact on the Company's financial results, including decreased sales activity across all segments. During the third and fourth quarters of 2020, the Company experienced improvements in sales activity in each of its reportable segments as compared to the second quarter of 2020, with the Packaging segment nearing pre-COVID-19 levels.

Veritiv's first priority remains the health and safety of its employees, customers and their families. The Company has taken steps to limit exposure and enhance the safety of its facilities for employees working to continue to supply vital products to its customers. In response to the pandemic, Veritiv initiated its Corporate Incident Response Team and initiated enhanced health and safety measures across its facilities. The Company modified practices at its distribution centers and offices to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities with respect to social distancing, enhanced cleaning protocols and usage of personal protective equipment, where appropriate. In addition, the Company implemented global travel restrictions and work-from-home policies for employees who have the ability to work remotely.

Towards the end of the first quarter of 2020, the Company began to experience decreased sales activity in each of its reportable segments as compared to the corresponding prior year period. As a result, in April 2020, Veritiv took several actions to help mitigate the effects of the revenue decline and improve liquidity. These actions included (i) temporarily reducing salaries for senior leaders ranging from 10% to 50% through June 2020, (ii) temporarily reducing annual cash retainers for independent directors by 50% through June 2020, (iii) placing approximately 15% of its salaried workforce on temporary furloughs through mid-July 2020, (iv) adjusting its supply chain operations staff depending on volume at specific locations, (v) suspending its share repurchase program and (vi) reducing discretionary spending including planned capital expenditures. In July 2020, Veritiv took additional actions in response to the ongoing impacts of the COVID-19 pandemic to enhance liquidity, including implementing cost-savings and cash preservation initiatives. These actions included the permanent reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, as further described under "2020 Restructuring Plan" below. In addition, during the second, third and fourth quarters of 2020 the Company invested $75.0 million of its cash in highly-liquid investments instead of paying down its long-term debt.

Veritiv's management expects that cash provided by operating activities and available capacity under the Asset-Based Lending Facility (the "ABL Facility") will provide sufficient funds to operate the business and meet other liquidity needs. As of December 31, 2020, Veritiv had cash and cash equivalents of $120.6 million and also had $341.9 million in available additional borrowing capacity under the ABL Facility. In April 2020, Veritiv refinanced and extended the maturity date of the ABL Facility to April 2025.

The current circumstances are dynamic and the impacts of the COVID-19 pandemic on the Company's business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations, access to sources of liquidity and financial condition will depend on future developments. These developments, which are highly uncertain and cannot be predicted, include, but are not limited to, the duration, spread and severity of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, the availability, adoption and effectiveness of a vaccine and to what extent normal economic and operating conditions can resume and be sustained. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession, downturn or volatility that has occurred or may occur in the future.

See Part I, Item 1A, Risk Factors, for additional information on risks related to the COVID-19 pandemic.

Other Recent Events

2020 Restructuring Plan

During the second quarter of 2020, the Company initiated a restructuring plan in response to the impact of the COVID-19 pandemic on its business operations and the ongoing secular changes in its Print and Publishing segments. During the fourth quarter of 2020, the Company expanded the initial plan to further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. The initial and expansion activities are collectively referred to as the "2020 Restructuring Plan."

The 2020 Restructuring Plan will result in (i) the reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, (ii) the closure of certain warehouse facilities and retail stores, (iii) adjustments to various compensation plans, (iv) repositioning of inventory to expand the Company's service radius and (v) other actions.

The Company estimates it will now incur total restructuring charges of between $77 million and $101 million in connection with the 2020 Restructuring Plan. These costs will consist of approximately (i) $52 million to $54 million in employee termination and other one-time compensation costs, (ii) $11 million to $29 million in real estate exit costs, (iii) $10 million in inventory related costs and (iv) $4 million to $8 million in other exit costs. In addition, the Company expects to incur approximately $4 million of inventory related costs to be reported in cost of products sold. The Company expects to substantially complete the 2020 Restructuring Plan by the end of 2021. Initial charges were incurred and recorded in June 2020. See Note 4 of the Notes to Consolidated Financial Statements for information related to the Company's restructuring efforts.

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

Business Overview

Veritiv is a leading North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. On August 31, 2017, Veritiv completed its acquisition of 100% of the equity interest in various All American Containers entities (collectively, "AAC"). AAC was a family owned and operated distributor of rigid packaging products, including plastic, glass and metal containers, caps, closures and plastic pouches. The Company operates from 125 distribution centers primarily throughout the United States ("U.S."), Canada and Mexico.

Veritiv's business is organized under four reportable segments: Packaging, Facility Solutions, Print, and Publishing and Print Management ("Publishing"). This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as the Veritiv logistics solutions business which provides transportation and warehousing solutions. The following summary describes the products and services offered in each of the reportable segments:
•Packaging – Veritiv is a global provider of packaging products, services and solutions. The Packaging segment provides custom and standard packaging solutions for customers based in North America and in key global markets. We service our customers with a full spectrum of packaging product materials within the fiber-based, flexible and rigid categories. The business is strategically focused on higher growth industry sectors including manufacturing, food processing and service, fulfillment and internet retail, as well as niche sectors based on industry and product expertise. Veritiv's packaging professionals create customer value through supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting.

•Facility Solutions – Veritiv is a global provider of hygiene and facility solutions products and services. The Facility Solutions segment sources and sells cleaning, break-room and other supplies such as towels, tissues, commercial cleaning chemicals, personal protective equipment and safety supplies, wipers, can liners, soaps and sanitizers, dispensers, sanitary maintenance supplies and equipment, hazard supplies, and shampoos and amenities primarily in North America. Through this segment, Veritiv manages a world class network of leading suppliers in most facilities solutions categories. Additionally, the Company offers total cost of ownership solutions with re-merchandising, budgeting and compliance reporting, inventory management and a sales-force trained to bring leading vertical expertise to the major North American geographies.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
				Increase (Decrease)		Increase (Decrease)
(in millions)	2020	2019	2018	$	%	$	%
Net sales	$6,345.6	$7,659.4	$8,696.2	$(1,313.8)	(17.2)%	$(1,036.8)	(11.9)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	5,040.2	6,206.2	7,155.7	(1,166.0)	(18.8)%	(949.5)	(13.3)%
Distribution expenses	429.8	509.2	550.5	(79.4)	(15.6)%	(41.3)	(7.5)%
Selling and administrative expenses	717.9	823.3	867.6	(105.4)	(12.8)%	(44.3)	(5.1)%
Depreciation and amortization	57.7	53.5	53.5	4.2	7.9%	0.0	0.0%
Integration and acquisition expenses	—	17.5	31.8	(17.5)	(100.0)%	(14.3)	(45.0)%
Restructuring charges, net	52.2	28.8	21.3	23.4	81.3%	7.5	35.2%
Operating income (loss)	47.8	20.9	15.8	26.9	128.7%	5.1	32.3%
Interest expense, net	25.1	38.1	42.3	(13.0)	(34.1)%	(4.2)	(9.9)%
Other (income) expense, net	(20.3)	11.6	(16.3)	(31.9)	(275.0)%	27.9	171.2%
Income (loss) before income taxes	43.0	(28.8)	(10.2)	71.8	249.3%	(18.6)	(182.4)%
Income tax expense (benefit)	8.8	0.7	5.5	8.1	1,157.1%	(4.8)	(87.3)%
Net income (loss)	$34.2	$(29.5)	$(15.7)	$63.7	215.9%	$(13.8)	(87.9)%

Net Sales
•2020 compared to 2019: Net sales decreased by $1,313.8 million, or 17.2%. Primarily beginning in April 2020, the Company experienced decreased net sales in each of its segments due to the negative impacts from the COVID-19 pandemic. Declines in the Print and Publishing segments' net sales were responsible for approximately 70% of the total decline in net sales. However, net sales declines of 10.5% in the fourth quarter of 2020 and 17.3% in the third quarter of 2020 were sequential improvements as compared to the decline of 28.3% in the second quarter of 2020. See the "Segment Results" section for additional discussion. Management expects net sales during the first half of 2021 to be unfavorably impacted in each of the Company's reportable segments, with the possible exception of the Packaging segment, due to the continuing negative effects of the COVID-19 pandemic. The duration and extent of the COVID-19 pandemic is highly uncertain and the magnitude of net sales declines is difficult to predict.

•2019 compared to 2018: Net sales decreased by $1,036.8 million, or 11.9%, primarily due to the Print and Publishing segments' decline in net sales as those segments were responsible for over 75% of the total decline in net sales. See the "Segment Results" section for additional discussion.
Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
•2020 compared to 2019: Cost of products sold decreased by $1,166.0 million, or 18.8%, primarily due to the decline in net sales as previously discussed. Cost of products sold decreased at a faster rate than net sales due to improvements in pricing, as well as changes in both segment and customer mix. See the "Segment Results" section for additional discussion.

•2019 compared to 2018: Cost of products sold decreased by $949.5 million, or 13.3%, primarily due to the decline in net sales as previously discussed. See the "Segment Results" section for additional discussion.

Distribution Expenses
•2020 compared to 2019: Distribution expenses decreased by $79.4 million, or 15.6%. The decrease was primarily attributable to (i) a $39.1 million decrease in wages and temporary employee expenses, (ii) a $23.8 million decrease in freight and logistics expense, (iii) a $10.9 million decrease in equipment and facility rent expense and (iv) a $3.3 million decrease in maintenance costs. The decrease in wages and temporary employee expenses was primarily driven by actions taken by the Company in response to the COVID-19 pandemic, including lowering headcount across the Company's distribution network. The decrease in freight and logistics expense was primarily driven by a decrease in third-party freight and fuel expenses mostly related to lower net sales volumes. The decrease in equipment and facility rent expense was primarily driven by consolidation of the Company's facilities.

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
Selling and Administrative Expenses
•2020 compared to 2019: Selling and administrative expenses decreased by $105.4 million, or 12.8%. The decrease was primarily due to (i) a $78.9 million decrease in personnel expenses, (ii) an $8.6 million decrease in professional fees expense, (iii) an $8.3 million net gain on the sale of property, (iv) a $3.9 million decrease related to the escheat audit expense in 2019 that did not repeat in 2020 and (v) a $2.5 million decrease in bad debt expense. The decrease in personnel expenses was primarily driven by (i) lower wages and temporary employee expenses primarily as a result of actions taken by the Company in response to the COVID-19 pandemic, (ii) a decrease in commission expenses driven by lower net sales and (iii) a decrease in travel and entertainment expenses in response to the COVID-19 pandemic, partially offset by higher incentive compensation expenses.

•2019 compared to 2018: Selling and administrative expenses decreased by $44.3 million, or 5.1%. The decrease was primarily due to (i) a $30.6 million decrease in personnel expense, mainly driven by a decrease in commission and compensation expenses primarily related to the Print segment, (ii) a $12.2 million decrease in bad debt expense primarily related to the Print segment and (iii) an $8.7 million decrease in professional fees expense, partially offset by a $2.7 million decrease related to a facility sale net gain in 2018, a $1.4 million increase in insurance expense and a $1.2 million increase related to the escheat audit.
Depreciation and Amortization
•2020 compared to 2019: Depreciation and amortization expense increased by $4.2 million, or 7.9%, primarily due to increases in depreciation related to capitalized delivery equipment.

•2019 compared to 2018: Depreciation and amortization expense was flat as compared to 2018.
Integration and Acquisition Expenses
During the years ended December 31, 2019 and 2018, Veritiv incurred costs and charges to integrate its combined businesses.  Integration expenses included internally dedicated integration management resources, retention compensation, information technology conversion costs, professional services and other costs to integrate its businesses. Additionally, Veritiv incurred integration and acquisition expenses of $0.8 million and $2.1 million in 2019 and 2018, respectively, related to the acquisition of AAC on August 31, 2017. The Company completed its integration efforts as of December 31, 2019. See Note 4 of the Notes to Consolidated Financial Statements for information related to integration and acquisition expenses.
Restructuring Charges, Net
During the three and twelve months ended December 31, 2020, the Company incurred charges of $11.8 million and

$52.2 million, respectively related to the 2020 Restructuring Plan. The Company expects to substantially complete the 2020 Restructuring Plan by the end of 2021. Initial charges were incurred and recorded in June 2020.

For periods prior to 2020, Restructuring charges, net related primarily to Veritiv's Merger related restructuring of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. Restructuring charges, net in 2018 also included impacts from its Print restructuring plan, which was completed in 2018. Restructuring charges, net included net (losses) or gains related to the sale or exit of certain facilities totaling ($0.4) million and $15.0 million for the years ended December 31, 2019 and 2018, respectively. The Company completed its Merger related restructuring efforts as of December 31, 2019.

See Note 4 of the Notes to Consolidated Financial Statements for information related to the Company's restructuring efforts.
Interest Expense, Net
Interest expense, net in 2020 consisted of (i) $18.9 million of interest expense on the Company's ABL Facility, (ii) $3.0 million of finance lease interest expense, (iii) $2.1 million for amortization and write-off of deferred financing costs related to the ABL Facility and (iv) $1.1 million in miscellaneous interest expense. Interest expense, net in 2020 decreased by $13.0 million, or 34.1%, compared to 2019 primarily due to (i) lower average interest rates and (ii) a lower average balance on the ABL Facility. The decreased average balance was due to an increase in operating cash flow used to reduce the ABL Facility balance. See Note 6 of the Notes to Consolidated Financial Statements for information related to the ABL Facility.

Interest expense, net in 2019 consisted of (i) $32.8 million of interest expense on the ABL Facility, (ii) $2.6 million for amortization of deferred financing costs related to the ABL Facility and (iii) $2.7 million in miscellaneous interest expense. Interest expense, net in 2019 decreased by $4.2 million compared to 2018 primarily due to a lower average balance on the ABL Facility. The decreased average balance was due to an increase in operating cash flow used to reduce the ABL Facility balance. See Note 6 of the Notes to Consolidated Financial Statements for information related to the ABL Facility.

Other (Income) Expense, Net

•2020 compared to 2019: Other (income) expense, net, in 2020 was income of $20.3 million. This was a net improvement of $31.9 million, as compared to the same period in 2019. In December 2020, the Company and UWW Holdings, LLC (the "UWWH Stockholder") agreed to settle the Tax Receivable Agreement ("TRA"), which was entered into at the time of the Merger. The Company paid the UWWH Stockholder a total of $12.0 million in settlement of all past and future liabilities that would have been owed under the TRA and the parties agreed to a mutual release of claims under the TRA. As a result of the settlement, the Company recognized a favorable fair value adjustment of $20.1 million in other (income) expense, net in the fourth quarter of 2020. The remaining net improvement in 2020 was primarily due to the 2020 AAC contingent consideration expense being $12.1 million lower than the 2019 expense. The AAC contingent consideration liability was settled in March 2020. See Note 10 of the Notes to Consolidated Financial Statements for information related to the AAC contingent consideration.

•2019 compared to 2018: Other (income) expense, net, in 2019 was expense of $11.6 million. This was a net other expense increase of $27.9 million, compared to the same period in 2018. In 2019 there was a $13.1 million increase in the fair value of the AAC contingent consideration as compared to a reduction of $12.3 million in 2018. See Note 10 of the Notes to Consolidated Financial Statements for information related to the AAC contingent consideration. The remaining expense was primarily driven by changes associated with the TRA.

See Note 8 and Note 10 of the Notes to Consolidated Financial Statements for information related to the TRA.
Effective Tax Rate
Veritiv's effective tax rates were 20.5%, (2.4)% and (53.9)% for the years ended December 31, 2020, 2019 and 2018, respectively. The difference between the Company's effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to the tax effect of TRA changes, state income taxes (net of federal income tax benefit), tax expense for stock compensation vesting, Global Intangible Low-Taxed Income, non-deductible expenses, tax credits and the Company's pre-tax book income (loss) by jurisdiction, and changes in the valuation allowance against deferred tax assets. In addition, the

Company's effective tax rate for the year ended December 31, 2020 includes a $2.4 million benefit related to the carryback of net operating losses under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").

The Company's effective tax rate for the year ended December 31, 2018 was impacted by the following discrete item:
•A $1.3 million expense recorded in 2018 for the accounting completed under the measurement period related to the Tax Cuts and Jobs Act of 2017 (the "Tax Act") under Staff Accounting Bulletin 118, totaling $31.5 million of cumulative effect of which $24.0 million is remeasurement of our deferred taxes and $7.5 million for the one-time transition tax. See Note 7 of the Notes to the Consolidated Financial Statements for additional details regarding the Tax Act.

The volatility of the Company's effective tax rate has been primarily due to both the level of pre-tax book income (loss) as well as variations in the Company's income (loss) by jurisdiction. The Company expects continued volatility of the effective tax rate for the foreseeable future due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax book income (loss) by jurisdiction, potential deferred tax valuation allowance increases in certain jurisdictions, changes in amounts of non-deductible expenses, and other items that could impact the effective tax rate. Additionally, continued unfavorable impacts from the COVID-19 pandemic have had a negative impact on the Company's financial results during the year ended December 31, 2020. The negative impact on the Company's financial and operating results and other one-time costs further influence volatility. See further discussion of the COVID-19 pandemic impacts in the Executive Overview section above. See Note 7 of the Notes to Consolidated Financial Statements for additional information related to the Company's income taxes.
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

The Company believes that the decline in the demand for paper and related products is due to the widespread use of electronic media and permanent product substitution, more e-commerce, less print advertising, fewer catalogs and a reduced volume of direct mail, among other factors. This trend, which may have been accelerated by the COVID-19 pandemic, is expected to continue and will place continued pressure on the Company's revenues and profit margins and make it more difficult to maintain or grow Adjusted EBITDA within the Print and Publishing segments.

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Year Ended December 31, 2020
Net sales	$3,316.7	$922.3	$1,458.2	$543.5	$104.9
Adjusted EBITDA	300.0	41.6	33.7	12.8	(200.5)
Adjusted EBITDA as a % of net sales	9.0%	4.5%	2.3%	2.4%	*

Year Ended December 31, 2019
Net sales	$3,446.3	$1,181.8	$2,104.6	$798.0	$128.7
Adjusted EBITDA	243.5	33.1	43.1	21.4	(185.2)
Adjusted EBITDA as a % of net sales	7.1%	2.8%	2.0%	2.7%	*

Year Ended December 31, 2018
Net sales	$3,547.1	$1,311.7	$2,676.7	$1,019.2	$141.5
Adjusted EBITDA	246.7	29.0	64.0	24.6	(178.9)
Adjusted EBITDA as a % of net sales	7.0%	2.2%	2.4%	2.4%	*
* - not meaningful

See Note 16 of the Notes to Consolidated Financial Statements for a reconciliation of net income (loss) as reflected on the Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments.

Packaging

The table below presents selected data with respect to the Packaging segment:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
				Increase (Decrease)		Increase (Decrease)
(in millions)	2020	2019	2018	$	%	$	%
Net sales	$3,316.7	$3,446.3	$3,547.1	$(129.6)	(3.8)%	$(100.8)	(2.8)%
Adjusted EBITDA	300.0	243.5	246.7	56.5	23.2%	(3.2)	(1.3)%
Adjusted EBITDA as a % of net sales	9.0%	7.1%	7.0%		190 BPS		10 BPS

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2020 vs. 2019	2019 vs. 2018
Volume	$(183.9)	$(140.1)
Foreign currency	(1.6)	(8.4)
Price/Mix	55.9	47.7
	$(129.6)	$(100.8)

Comparison of the Years Ended December 31, 2020 and 2019
Net sales decreased $129.6 million, or 3.8%, compared to 2019. The net sales decrease was primarily attributable to decreased sales of films, tapes, corrugated products and bags that was in part attributable to the negative effects of the COVID-19 pandemic beginning in April 2020, partially offset by favorable price/mix. Net sales increased 4.3% in the fourth quarter of 2020 from the 2019 fourth quarter, as compared to declines of 2.7% and 11.3% in the third and second quarters of 2020, respectively, from the corresponding quarters of the prior year. The sequential quarterly improvement in net sales was due in part to strong e-commerce and rigid packaging demand and improvements in sales to industrial manufacturing customers that had been previously impacted by partial or complete shutdowns due to the COVID-19 pandemic.

Adjusted EBITDA increased $56.5 million, or 23.2%, compared to 2019. The increase in Adjusted EBITDA was primarily attributable to (i) cost of products sold decreasing at a faster rate than net sales, (ii) a $35.9 million decrease in selling and administrative expenses and (iii) a $10.1 million decrease in distribution expenses, partially offset by a decline in net sales. The decrease in selling and administrative expenses was primarily driven by (i) a $26.2 million decrease in personnel expenses, primarily driven by actions taken by the Company in response to the COVID-19 pandemic and (ii) a $5.5 million decrease in bad debt expense. The decrease in distribution expenses was primarily driven by (i) a $5.9 million decrease in freight and logistics expense, primarily driven by third-party freight and fuel expenses and (ii) a $4.5 million decrease in personnel expenses.

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

Facility Solutions

The table below presents selected data with respect to the Facility Solutions segment:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
				Increase (Decrease)		Increase (Decrease)
(in millions)	2020	2019	2018	$	%	$	%
Net sales	$922.3	$1,181.8	$1,311.7	$(259.5)	(22.0)%	$(129.9)	(9.9)%
Adjusted EBITDA	41.6	33.1	29.0	8.5	25.7%	4.1	14.1%
Adjusted EBITDA as a % of net sales	4.5%	2.8%	2.2%		170 BPS		60 BPS

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2020 vs. 2019	2019 vs. 2018
Volume	$(266.4)	$(129.0)
Foreign currency	(2.6)	(6.5)
Price/Mix	9.5	5.6
	$(259.5)	$(129.9)

Comparison of the Years Ended December 31, 2020 and 2019
Net sales decreased $259.5 million, or 22.0%, compared to 2019. The net sales decrease was primarily attributable to (i) decreased sales of towels and tissues, food service products and can liners primarily driven by the negative impact on demand from the COVID-19 pandemic and (ii) the Company exiting a branded re-distribution business. The Company began exiting a branded re-distribution business in the third quarter of 2019 and substantially completed the exit by December 31, 2019. During 2020, net sales associated with this business decreased $96.7 million from 2019 and have historically been approximately 12% of the Facility Solutions segment's net sales. Beginning in April 2020 net sales were negatively impacted due to reduced customer demand resulting from the COVID-19 pandemic despite strong demand in the product categories of personal protective equipment and hygiene-related products. Negative impacts to customer demand have included business and school temporary closures, travel restrictions, constraints on large venues hosting sporting, conventions and entertainment events as well as extended work-from-home measures. In addition, net sales were lower due to strategic decisions to exit certain customer relationships that were not aligned with the Company's product and service capabilities.

Beginning in March 2020, the Facility Solutions segment experienced significant sales growth driven by increased demand for sanitizers and soap products, gloves and other personal protective products, and cleaning supplies due to the COVID-19 pandemic. Demand for these personal protective equipment and hygiene-related products was strong in the second, third and fourth quarters of 2020. However, as noted above, net sales for other Facility Solutions products were negatively impacted beginning in April 2020 due to overall reduced customer demand.

Adjusted EBITDA increased $8.5 million, or 25.7%, compared to 2019. The increase in Adjusted EBITDA was primarily attributable to (i) a $29.6 million decrease in distribution expenses, (ii) a $29.3 million decrease in selling and administrative expenses and (iii) cost of products sold decreasing at a faster rate than net sales, partially offset by a decline in net sales. The decrease in distribution expenses was primarily driven by (i) a $16.8 million decrease in personnel expenses, (ii) an $8.7 million decrease in freight and logistics expense, primarily driven by third-party freight and fuel expenses and (iii) a $2.7 million decrease in equipment and facility rent expense, primarily driven by consolidation of the Company's facilities. The decrease in selling and administrative expense was primarily driven by a $27.5 million decrease in personnel expenses, primarily driven by actions taken by the Company in response to the COVID-19 pandemic and a decrease in commission expense driven by lower net sales.

Comparison of the Years Ended December 31, 2019 and 2018
Net sales decreased $129.9 million, or 9.9%, compared to 2018. The net sales decrease was primarily attributable to decreased sales of food service products, towels and tissues and chemicals. The decrease in net sales was also due to strategic decisions to exit certain customer relationships that were not aligned with the Company's product and service capabilities. During the 2019 third quarter the Company began exiting a branded re-distribution business which was substantially completed by year-end 2019. Net sales associated with this business decreased $53.7 million from 2018 and have historically been approximately 12% of the Facility Solutions segment's net sales.

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

Print

The table below presents selected data with respect to the Print segment:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
				Increase (Decrease)		Increase (Decrease)
(in millions)	2020	2019	2018	$	%	$	%
Net sales	$1,458.2	$2,104.6	$2,676.7	$(646.4)	(30.7)%	$(572.1)	(21.4)%
Adjusted EBITDA	33.7	43.1	64.0	(9.4)	(21.8)%	(20.9)	(32.7)%
Adjusted EBITDA as a % of net sales	2.3%	2.0%	2.4%		30 BPS		(40) BPS

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2020 vs. 2019	2019 vs. 2018
Volume	$(578.3)	$(678.7)
Foreign currency	(1.2)	(4.7)
Price/Mix	(66.9)	111.3
	$(646.4)	$(572.1)

Comparison of the Years Ended December 31, 2020 and 2019
Net sales decreased $646.4 million, or 30.7%, compared to 2019. The net sales decrease was primarily attributable to (i) the continued secular decline in the paper industry in addition to managing risk in the segment through strategic adjustments to the Company's customer base and (ii) the negative impact on demand from the COVID-19 pandemic beginning in April 2020.

Adjusted EBITDA decreased $9.4 million, or 21.8%, compared to 2019. The Adjusted EBITDA decrease was primarily attributable to a decline in net sales, partially offset by (i) a $42.9 million decrease in distribution expenses and (ii) a $37.2 million decrease in selling and administrative expenses. The decrease in distribution expenses was primarily driven by (i) a $19.3 million decrease in personnel expenses, (ii) an $11.4 million decrease in equipment and facility rent expense, primarily driven by consolidation of the Company's facilities, (iii) a $9.1 million decrease in freight and logistics expense, primarily driven by a decrease in third-party freight and fuel expenses and (iv) a $2.3 million decrease in maintenance expenses. The decrease in selling and administrative expenses was primarily driven by (i) a $33.2 million decrease in personnel expenses, primarily driven by actions taken by the Company in response to the COVID-19 pandemic and a decrease in commission expense driven by lower net sales and (ii) a $1.5 million decrease in professional fees expense.

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

Publishing

The table below presents selected data with respect to the Publishing segment:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
				Increase (Decrease)		Increase (Decrease)
(in millions)	2020	2019	2018	$	%	$	%
Net sales	$543.5	$798.0	$1,019.2	$(254.5)	(31.9)%	$(221.2)	(21.7)%
Adjusted EBITDA	12.8	21.4	24.6	(8.6)	(40.2)%	(3.2)	(13.0)%
Adjusted EBITDA as a % of net sales	2.4%	2.7%	2.4%		(30) BPS		30 BPS

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
(in millions)	2020 vs. 2019	2019 vs. 2018
Volume	$(214.5)	$(267.3)
Foreign currency	—	—
Price/Mix	(40.0)	46.1
	$(254.5)	$(221.2)

Comparison of the Years Ended December 31, 2020 and 2019
Net sales decreased $254.5 million, or 31.9%, compared to 2019. The net sales decrease was primarily attributable to (i) the continued secular decline in the paper industry, managing risks in the segment through strategic adjustments to the Company's customer base, and changes in order patterns due to customer consolidation, digital advertising and other factors as well as (ii) the negative impact on demand from the COVID-19 pandemic beginning in April 2020.

Adjusted EBITDA decreased $8.6 million, or 40.2%, compared to 2019. The Adjusted EBITDA decrease was primarily attributable to a decline in net sales, partially offset by (i) cost of products sold decreasing at a faster rate than net sales and (ii) a $2.5 million decrease in selling and administrative expenses. The decrease in selling and administrative expenses was primarily driven by a $5.4 million decrease in personnel expenses, primarily driven by a decrease in commission expense driven by lower net sales and actions taken by the Company in response to the COVID-19 pandemic, partially offset by a $3.6 million increase in bad debt expense.

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

Corporate & Other

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
				Increase (Decrease)		Increase (Decrease)
(in millions)	2020	2019	2018	$	%	$	%
Net sales	$104.9	$128.7	$141.5	$(23.8)	(18.5)%	$(12.8)	(9.0)%
Adjusted EBITDA	(200.5)	(185.2)	(178.9)	(15.3)	(8.3)%	(6.3)	(3.5)%

Comparison of the Years Ended December 31, 2020 and 2019
Net sales decreased $23.8 million, or 18.5%, compared to 2019. The net sales decrease was primarily attributable to a decrease in volume of freight brokerage services including the negative impact on demand from the COVID-19 pandemic beginning in April 2020.

Adjusted EBITDA decreased $15.3 million, or 8.3%, compared to 2019. The Adjusted EBITDA decrease was primarily driven by (i) a $10.4 million increase in selling and administrative expenses, (ii) cost of products sold decreasing at a slower rate than net sales and (iii) a decline in net sales. The increase in selling and administrative expenses was primarily driven by a $33.8 million increase in incentive compensation expenses driven by the Company outperforming incentive targets and a one-time discretionary payout for employees not participating in the annual incentive program for helping to ensure Veritiv's continued operations during the pandemic, partially offset by (i) a $13.9 million decrease in wages and temporary employee expenses, primarily driven by actions taken by the Company in response to the COVID-19 pandemic, (ii) a $7.7 million decrease in professional fees expense and (iii) a $2.5 million decrease in travel and entertainment expenses.

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

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding the Company's debt position.

The following table sets forth a summary of cash flows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Net cash provided by (used for):
Operating activities	$289.2	$281.0	$15.0
Investing activities	(5.3)	(33.6)	(21.7)
Financing activities	(202.6)	(273.9)	(8.7)

Analysis of Cash Flows

2020 Cash Flows

The Company ended 2020 with $120.6 million in cash and cash equivalents, an increase of $82.6 million over the prior year-end balance. Cash flow from operations was $289.2 million in 2020 compared with $281.0 million in 2019. Net cash provided by operating activities increased by $8.2 million as compared to the prior year, primarily as a result of improvements in operating results partially offset by lower cash flows from operating assets and liabilities as decreases in cash flows from inventory, accounts receivable and supplier purchase incentives were offset by improvements in cash flows from accounts payable, deferred payroll taxes and restructuring accruals. The decrease in working capital was driven by the decline in net sales primarily due to the COVID-19 pandemic and the continued secular decline in the paper industry. The factors driving cash flow from operating activities in 2020 were: (i) an $89.7 million decrease in inventories, (ii) a $56.5 million decrease in accounts receivable and related party receivable and (iii) net income of $34.2 million. Net cash used for investing activities decreased by $28.3 million as compared to the prior year, due to cash proceeds received from the sale of two properties and lower capital expenditures. The primary use of cash for financing activities during 2020 was $153.2 million to pay outstanding revolving loan borrowings under the ABL Facility, a net decrease of $107.3 million compared to the prior year. Additionally, beginning in the second quarter of 2020, in response to the COVID-19 pandemic, the Company invested $75.0 million of its cash in highly-liquid investments instead of paying down its long-term debt.

2020 Special Financing Activities

During the first quarter of 2020, the Company repurchased 383,972 shares of its common stock at a cost of $3.5 million under its 2020 Share Repurchase Program, which has been suspended since March 27, 2020. See Part II, Item 5 of this report for additional information on the Company's 2020 Share Repurchase Program. The Company expects to finance any future repurchases from a combination of cash on hand, cash provided by operating activities or borrowings under the Company's ABL Facility.

During the second quarter of 2020, in conjunction with the amendment of the ABL Facility, the Company incurred and paid $3.4 million in new financing fees.

2020 Special Operating Activities

During the fourth quarter of 2020, the Company prepaid $8.1 million of restructuring costs for other one-time compensation, of which $1.1 million was expensed during the quarter and $7.0 million remained as a component of other current assets on the Consolidated Balance Sheet as of December 31, 2020. The Company is expected to make another payment of approximately $8.1 million during the fourth quarter of 2021.

Additionally, during the fourth quarter, the Company and the UWWH Stockholder agreed to settle the TRA. The Company paid the UWWH Stockholder a total of $12.0 million in settlement of all past and future liabilities that would have been owed under the TRA and the parties agreed to a mutual release of claims under the TRA. In response to the COVID-19 pandemic, the Company deferred the payment of $19.1 million in payroll taxes incurred through December 31, 2020, as provided by the CARES Act, until 2021 and 2022.

2019 Cash Flows

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

For information regarding the Company's cash flows for 2018, refer to the "Liquidity and Capital Resources" section of Item 7 of the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

Funding and Liquidity Strategy

On April 9, 2020, the Company amended its ABL Facility to extend the maturity date to April 9, 2025, reduced the aggregate commitments from $1.4 billion to $1.1 billion and adjusted the pricing grid for applicable interest rates. All other significant terms remained substantially the same.

The ABL Facility is comprised of U.S. and Canadian sub-facilities of $1.1 billion and $150.0 million, respectively. The ABL Facility is available to be drawn in U.S. dollars, in the case of the U.S. sub-facilities, and in U.S. dollars or Canadian dollars, in the case of the Canadian sub-facilities, or in other currencies that are mutually agreeable.

The ABL Facility provides for the right of the individual lenders to extend the maturity date of their respective commitments and loans upon the request of Veritiv and without the consent of any other lenders. The ABL Facility may be prepaid at Veritiv's option at any time without premium or penalty and is subject to mandatory prepayment if the amount outstanding under the ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. In conjunction with the amendment of the ABL Facility in 2020, the Company incurred and deferred $3.4 million in new financing costs, which are reflected in other non-current assets in the Consolidated Balance Sheets, and will be amortized to interest expense on a straight-line basis over the amended term of the ABL Facility.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of December 31, 2020, the available additional borrowing capacity under the ABL Facility was approximately $341.9 million. As of December 31, 2020, the Company held $12.1 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At December 31, 2020 the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker's acceptance rate or base rate plus a margin rate. For the years ended December 31, 2020, 2019 and 2018, the weighted-average borrowing interest rates were 2.9%, 3.4% and 4.6%, respectively.
Veritiv's ability to fund its capital needs will depend on its ongoing ability to generate cash from operations, borrowings under the ABL Facility and funds received from capital market offerings. If Veritiv's cash flows from operating activities are lower than expected, the Company will need to borrow under the ABL Facility and may need to incur additional debt or issue additional equity. Although management believes that the arrangements currently in place will permit Veritiv to finance its operations on acceptable terms and conditions, the Company's access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. To preserve liquidity, particularly during the COVID-19 pandemic, the Company may invest a portion of its cash in highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash. As of December 31, 2020, the Company held $75.0 million in these cash equivalents. The Company also elected to defer the payment of $19.1 million in payroll taxes incurred through December 31, 2020, as provided by the CARES Act, until 2021 and 2022.

Veritiv's management expects that the Company's primary future cash needs will be for working capital, capital expenditures, contractual commitments, share repurchases and strategic investments. The Company estimates it will incur total restructuring charges of between $77 million and $101 million in connection with the 2020 Restructuring Plan. In addition, Veritiv expects to incur approximately $4 million of inventory related costs to be reported in cost of products sold. Management expects that cash on hand, cash provided by operating activities and the available capacity under the ABL Facility will provide sufficient funds to operate the business and meet other liquidity needs.

All of the cash held by Veritiv's non-U.S. subsidiaries is available for general corporate purposes. Veritiv considers the earnings of certain non-U.S. subsidiaries to be permanently invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and management's specific plans for reinvestment of those subsidiary earnings. The table below summarizes the Company's cash and cash equivalent positions as of December 31, 2020 and 2019:

	As of December 31,
(in millions)	2020	2019
Cash and cash equivalents held in the U.S.	$101.0	$23.3
Cash held in foreign subsidiaries	19.6	14.7
Total Cash and cash equivalents	$120.6	$38.0

Off-Balance Sheet Arrangements
Veritiv does not have any off-balance sheet arrangements as of December 31, 2020, other than leases that have not yet commenced and the letters of credit under the ABL Facility (see Note 3 and Note 6 of the Notes to Consolidated Financial Statements, respectively, for additional information on these items). The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Overview of Contractual Obligations
The table below summarizes the Company's contractual obligations as of December 31, 2020:

	Payment Due by Period
(in millions)	2021	2022 – 2023	2024 – 2025	After 2025	Total
Finance lease obligations (1)	$16.0	$28.7	$22.0	$27.7	$94.4
Operating lease obligations (2)	98.3	146.5	95.4	111.4	451.6
ABL Facility (3)	15.0	30.0	540.6	—	585.6
Deferred compensation (4)	4.2	6.7	3.8	4.6	19.3
MEPP withdrawal obligations (5)	1.8	3.5	3.5	22.1	30.9
Total	$135.3	$215.4	$665.3	$165.8	$1,181.8
(1) Finance lease obligations include amounts classified as interest.
(2) Amounts shown exclude contractual sublease rental income as it is not significant. In addition to the amounts shown in the table above, at December 31, 2020, the Company had committed to future obligations of approximately $10.2 million for a real estate operating lease that had not yet commenced.
(3) The ABL Facility will mature and the commitments thereunder will terminate after April 9, 2025. Interest payments included here were estimated using a simple interest method based on the year-end December 31, 2020 ABL Facility outstanding balance of $520.2 million and its corresponding year-end weighted-average interest rate of 2.9%. The 2025 payment amount shown above includes an estimated $520.2 million of principal balance.
(4) The deferred compensation obligation reflects gross cash payment amounts due for scheduled payments under the legacy Unisource plan and the Veritiv
Deferred Compensation Savings Plan.
(5) The MEPP withdrawal obligations include final gross unpaid charges for four withdrawals where determinations have been issued.

The table above does not include future expected Company contributions to its pension plans nor does it include future expected payments related to the partial and subsequent full withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund MEPP. Final charges for MEPP withdrawals are not known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determination. As of December 31, 2020, the Company has not yet received the determination letters for the partial and subsequent full withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively. See Note 9, for additional information regarding these transactions. The table above also excludes the liability for uncertain tax positions, cash-based long-term incentive plans and unscheduled portions of the Veritiv Deferred Compensation Savings Plan, as the Company cannot predict with reasonable certainty the timing of future cash outflows associated with these liabilities.
See Note 3, Note 6, and Note 9 of the Notes to Consolidated Financial Statements for additional information related to these obligations.

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

The Company has evaluated the accounting policies used in the preparation of the accompanying Consolidated Financial Statements and related Notes and believes those policies to be reasonable and appropriate. Management believes that the accounting estimates discussed below are the most critical accounting policies whose application may have a significant effect on the reported results of operations and financial position of the Company and can require judgments by management that affect their application. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies. Estimates are revised as additional information becomes available. See the "Use of Estimates" section of Note 1 of the Notes to Consolidated Financial Statements for additional information regarding the Company's estimates.

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

Certain revenues are derived from shipments which are made directly from a manufacturer to a Veritiv customer. The Company is considered to be a principal to these transactions because, among other factors, it maintains control of the goods after they leave the supplier and before they are received at the customer's location, in most cases it selects the supplier and sets the price to the customer, and it bears the risk of the customer defaulting on payment or rejecting the goods. Revenues from these sales are reported on a gross basis on the Consolidated Statements of Operations and have historically represented approximately 35% of Veritiv's total net sales.

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

A customer contract liability will arise when Veritiv has received payment for goods and services, but has not yet transferred the items to a customer and satisfied its performance obligations. Veritiv records a customer contract liability for performance obligations outstanding related to payments received in advance for customer deposits on equipment sales and other sale arrangements requiring prepayment. Veritiv expects to satisfy these remaining performance obligations and recognize the related revenues upon delivery of the goods and services to the customer's designated location within 12 months following receipt of the payment. Most equipment sales deposits are held for approximately 90 days and other sale arrangements requiring prepayment initially cover a 60-90 day period, but can be renewed by the customer.

See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding the Company's revenues.

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

Integration and acquisition expenses include internally dedicated integration management resources, retention compensation, information technology conversion costs, professional services and other costs to integrate its businesses. See Note 4 of the Notes to Consolidated Financial Statements for a breakdown of these expenses. Integration and acquisition expenses are differentiated from restructuring charges as restructuring charges primarily relate to contract termination costs, involuntary termination benefits and other direct costs associated with consolidating facilities and reorganizing functions.

Allowance for Credit Losses

The Company's allowance for credit losses reflects the best estimate of expected losses to the Company's accounts receivable portfolio determined on the basis of historical experience, current conditions, reasonable and supportable forecasts and specific allowances for known troubled accounts. In addition to leveraging the internally developed risk ratings and historical experience, the expected credit loss estimates are developed using quantitative analyses, where meaningful, and qualitative analyses to forecast the impact that external factors and economic indicators may have on the amount that the Company expects to collect. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding the customer's credit worthiness. Veritiv performs ongoing evaluations of its customers' financial condition and adjusts credit limits based upon payment history and the customer's current credit worthiness as determined by its review of their current financial information. The Company continuously monitors collections from its customers and maintains a provision for estimated credit losses based upon the customers' financial condition, collection experience and any other relevant customer specific information. Veritiv's assessment of this and other information forms the basis of its allowances.

If the financial condition of Veritiv's customers deteriorates, resulting in an inability to make required payments to the Company, or if economic conditions deteriorate, additional allowances may be deemed appropriate or required. If the allowance for doubtful accounts changed by 0.1% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pre-tax income would have been approximately $0.9 million.

See Note 1 of the Notes to Consolidated Financial Statements for additional information regarding the Company's credit losses.

Income Taxes

The Company’s determination of the provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal and state, as well as foreign, jurisdictions. Tax law changes, increases or decreases in book versus tax basis differences, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. The impact of the COVID-19 pandemic may change the mix of earnings by jurisdiction and has increased the risk that operating losses may occur within certain jurisdictions that could lead to the recognition of valuation allowances against certain deferred tax assets in the future, if these losses are prolonged beyond current expectations. This would negatively impact Veritiv’s income tax expense, net earnings, and balance sheet.

Employee Benefit Plans

Veritiv sponsors defined benefit plans and Supplemental Executive Retirement Plans in the U.S. and Canada. These plans were frozen prior to the Merger with the exception of employees covered by certain collective bargaining agreements. See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding these plans.

Management is required to make certain critical estimates related to actuarial assumptions used to determine the Company's pension expense and related obligation. The Company believes the most critical assumptions are related to (i) the discount rate used to determine the present value of the liabilities and (ii) the expected long-term rate of return on plan assets. All of the actuarial assumptions are reviewed annually, or more frequently when changes in circumstances warrant a reassessment. Changes in these assumptions could have a material impact on the measurement of pension expense and the related obligation.

At each measurement date, management determines the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments anticipated to be made under the plans. As of December 31, 2020, the weighted-average discount rates used to compute the benefit obligations were 2.15% and 2.50% for the U.S. and Canadian plans, respectively.

The expected long-term rate of return on plan assets is based upon the long-term outlook of the investment strategy as well as historical returns and volatilities for each asset class. Veritiv also reviews current levels of interest rates and inflation to assess the reasonableness of the long-term rates. The Company's pension plan investment objective is to ensure all of its plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rates of return used to calculate the pension expense for the year ended 2020 were 7.15% and 5.25% for the U.S. and Canadian plans, respectively.

The following illustrates the effects of a 1% change in the discount rate or return on plan assets on the 2020 net periodic pension cost and projected benefit obligation (in millions):

Assumption	Change	Net Periodic Benefit Cost	Projected Benefit Obligation
Discount rate	1% increase	$0.4	$(20.6)
	1% decrease	0.5	25.9
Return on plan assets	1% increase	(1.3)	N/A
	1% decrease	1.2	N/A

See Note 9 of the Notes to Consolidated Financial Statements for a comprehensive discussion of Veritiv's pension and postretirement benefit expense, including a discussion of the actuarial assumptions, the policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components.

Leases

The Company determines if an arrangement is a lease at lease inception and reviews lease arrangements for finance or operating lease classification at their commencement date. Operating leases are reported as part of other non-current assets, other accrued liabilities and other non-current liabilities on the Consolidated Balance Sheets. Finance leases are reported as part of property and equipment and debt obligations on the Consolidated Balance Sheets. The Company does not include leases with a term of twelve months or less on the Consolidated Balance Sheets. In order to value the right-of-use ("ROU") assets and related liabilities, the Company makes certain estimates and assumptions related to establishing the lease term, discount rates and variable lease payments (e.g., rent escalations tied to changes in the Consumer Price Index). The exercise of any lease renewal or asset purchase option is at the Company's sole discretion. The lease term for all of the Company's leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. Similar to a variable lease payment, certain delivery equipment leases include a provision for an amount the Company may be required to pay at the end of the lease for any residual value deficiency incurred by the lessor upon resale of the underlying asset. The Company uses the implicit rate of interest when it is available; however, as most of the Company's leases do not provide an implicit rate of interest, the Company uses its incremental borrowing rate based on information available at the lease commencement date in determining the discounted value of the lease payments. Lease expense and depreciation expense are recognized on a straight-line basis over the lease term, or for a finance lease, over the shorter of the life of the underlying asset or the lease term.

The Company’s decisions to cease operations in certain warehouse facilities and retail locations leads to different accounting treatment depending upon whether the leased properties are considered abandoned versus properties that the Company has the intent and ability to sublease. Abandoned ROU assets are assessed for impairment based on estimates of undiscounted operating cash flows until the anticipated cease-use date and any remaining lease expense is accelerated through the anticipated cease-use date. Leases for which the Company has the intent and ability to sublease are assessed for impairment and any remaining ROU assets are amortized over the shorter of the remaining useful lives of the assets or lease term. The intent and practical ability to sublease and estimates of future cash flows attributable to the sublease are assessed considering the terms of the lease agreement, certain market conditions, remaining lease terms and the time required to sublease the facility, and other factors.

See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the Company's leases.

Impairment or Disposal of Long-Lived Assets and Goodwill

A long-lived asset is potentially impaired when the asset's carrying amount exceeds its expected future undiscounted cash flows. When this situation occurs, the Company must estimate the fair value of the long-lived asset and reduce the carrying amount to the fair value if it is less than the carrying amount. A goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairments of long-lived assets and goodwill are made annually in the fourth quarter, and when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management's best estimates of certain key factors. These key factors include future selling prices and volumes, operating, inventory, energy and freight costs and various other projected operating economic factors. The calculation of lease impairment charges requires significant judgments and estimates, including estimated sublease rentals, discount rates and future cash flows based on the Company's experience and knowledge of the market in which the property is located, previous efforts to dispose of similar assets and an assessment of current market conditions. As these key factors change in future periods, the Company will update its impairment analyses to reflect the latest estimates and projections.

Goodwill is reviewed for impairment on a reporting unit basis. The testing of goodwill for possible impairment is performed by completing a Step 0 test or electing to by-pass the Step 0 test and comparing the fair value of a reporting unit with its carrying value, including goodwill. The Step 0 test utilizes qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors include: macroeconomic conditions; industry and market considerations; overall financial performance and cost factors to determine whether a reporting unit is at risk for goodwill impairment. In the event a reporting unit fails the Step 0 goodwill impairment test, it is necessary to move forward with a comparison of the fair value of the reporting unit with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not considered to be impaired. If the fair value of a reporting unit is below the carrying value, a goodwill impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, any loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. In calculating the estimated fair value of its reporting units, Veritiv uses an income approach that utilizes discounted cash flows and requires management to make significant assumptions and estimates related to the forecasts of future revenues, profit margins and discount rates. Subsequent changes in economic and operating conditions can affect these assumptions and could result in additional interim testing and goodwill impairment charges in future periods. Upon completion, the resulting estimated fair values are then analyzed for reasonableness by comparing them to earnings multiples for historic industry business transactions and by comparing the sum of the reporting unit fair values to the fair value of the Company as a whole.

Intangible assets acquired in a business combination are recorded at fair value. The Company's intangible assets may include customer relationships, trademarks and trade names and non-compete agreements. Intangible assets with finite useful lives are subsequently amortized using the straight-line method over the estimated useful lives of the assets.

See Note 1 and Note 5 of the Notes to Consolidated Financial Statements for additional information regarding the Company's long-lived assets, goodwill and other intangible assets.

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

Effective September 13, 2019, the Company entered into a new interest rate cap agreement with an expiration date of September 13, 2022. The interest rate cap effectively limits the floating LIBOR-based portion of the interest rate. The interest rate cap covers $350.0 million of the Company's floating-rate debt at 2.75% plus the applicable credit spread. The Company paid $0.6 million for the interest rate cap. As of December 31, 2020, the interest rate cap had a fair value that was not significant. The fair value was estimated using observable market-based inputs including interest rate curves and implied volatilities (Level 2). The amount expected to be reclassified from accumulated other comprehensive loss ("AOCL") into earnings within the following 12 months is not significant. For the year ended December 31, 2020, the amount reclassified from AOCL into earnings was not significant. The Company designated the new interest rate cap as a cash flow hedge of exposure to changes in cash flows due to changes in the LIBOR-based portion of the interest rate above 2.75%.

The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in the interest rate. The Company attempts to manage exposure to counterparty credit risk primarily by selecting only counterparties that meet certain credit and other financial standards. The Company believes there has not been a material change in the creditworthiness of its counterparty and believes the risk of nonperformance by such party is minimal. For additional information regarding Veritiv's debt arrangements, see Note 6 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

Veritiv's exposure to fluctuations in interest rates results primarily from its borrowings under the ABL Facility. Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker's acceptance rate or base rate plus a margin rate. LIBOR based loans can be set for durations of one week, or for periods of one to nine months. The margin rate amount can be adjusted upward or downward based upon usage under the line in two increments of 25 basis points. Veritiv's interest rate exposure under the ABL Facility results from changes in LIBOR, bankers' acceptance rates, the prime/base interest rates and actual borrowings. The weighted-average borrowing interest rate at December 31, 2020 was 2.9%. Based on the average borrowings under the ABL Facility during the year ended December 31, 2020, a hypothetical 100 basis point increase in the interest rate would result in approximately $5.7 million of additional interest expense.

Foreign Currency Exchange Rate Risk

Veritiv conducts business in various foreign currencies and is exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. This exposure is primarily related to international assets and liabilities, whose value could change materially in reference to the U.S. dollar reporting currency.

Veritiv's most significant foreign currency exposure primarily relates to fluctuations in the foreign exchange rate between the U.S. dollar and the Canadian dollar. Net sales from Veritiv's Canadian operations for the year ended December 31, 2020 represented approximately 10% of Veritiv's total net sales. Veritiv has not used foreign exchange currency options or futures agreements to hedge its exposure to changes in foreign exchange rates.

Fuel Price Risk

Due to the nature of Veritiv's distribution business, the Company is exposed to potential volatility in fuel prices. The cost of fuel affects the price paid for products as well as the costs incurred to deliver products to the Company's customers. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of the Company's control. Increased fuel costs may have a negative impact on the Company's results of operations and financial condition. In times of higher fuel prices, Veritiv may have the ability to pass a portion of the increased costs on to customers; however, there can be no assurance that the Company will be able to do so. Based on Veritiv's 2020 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would result in a potential increase of approximately $1.7 million in annual transportation fuel costs (excluding any amounts recovered from customers). Veritiv does not use derivatives to manage its exposure to fuel prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Veritiv Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veritiv Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill — Refer to Notes 1, 5, and 10 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the Packaging reporting unit to its carrying value. The Company determines the fair value of the Packaging reporting unit using an income approach that utilizes discounted cash flows and requires management to make significant assumptions and estimates related to the forecasts of future revenues, profit margins and discount rates. Changes to the assumptions and estimates may result in a significantly different estimate of the fair value of the reporting unit, which could result in a different assessment of the recoverability of goodwill. The goodwill balance was $99.6 million as of December 31, 2020. The fair value of the reporting unit exceeded its carrying value as of the measurement date, and therefore, no impairment was recognized.

We identified goodwill for the Packaging reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues and profit margins.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues and profit margins included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Packaging reporting unit, such as controls related to management’s forecasts.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical revenues and profit margins, (2) internal communications to management and the Board of Directors, and (3) forecasted industry information included in industry reports relevant to the reporting unit.
•We considered the impact of changes in the industry on management’s forecasts.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 3, 2021

We have served as the Company's auditor since 2013.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales (including sales to related party of $19.7, $23.4 and $28.0, respectively)	$6,345.6	$7,659.4	$8,696.2
Cost of products sold (including purchases from related party of $55.6, $85.2 and $146.5, respectively) (exclusive of depreciation and amortization shown separately below)	5,040.2	6,206.2	7,155.7
Distribution expenses	429.8	509.2	550.5
Selling and administrative expenses	717.9	823.3	867.6
Depreciation and amortization	57.7	53.5	53.5
Integration and acquisition expenses	—	17.5	31.8
Restructuring charges, net	52.2	28.8	21.3
Operating income (loss)	47.8	20.9	15.8
Interest expense, net	25.1	38.1	42.3
Other (income) expense, net	(20.3)	11.6	(16.3)
Income (loss) before income taxes	43.0	(28.8)	(10.2)
Income tax expense (benefit)	8.8	0.7	5.5
Net income (loss)	$34.2	$(29.5)	$(15.7)

Earnings (loss) per share:
Basic earnings (loss) per share	$2.14	$(1.84)	$(0.99)
Diluted earnings (loss) per share	$2.08	$(1.84)	$(0.99)

Weighted-average shares outstanding:
Basic	15.96	16.06	15.82
Diluted	16.48	16.06	15.82

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$34.2	$(29.5)	$(15.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	2.4	3.7	(6.8)
Change in fair value of cash flow hedge, net of tax (1)	0.1	0.0	0.5
Pension liability adjustments, net of tax (1)	(2.9)	3.9	(0.1)
Other comprehensive income (loss)	(0.4)	7.6	(6.4)
Total comprehensive income (loss)	$33.8	$(21.9)	$(22.1)
(1) Amounts shown are net of tax impacts, which were not significant for the periods presented.

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$120.6	$38.0
Accounts receivable, less allowances of $41.6 and $43.8, respectively	849.5	910.8
Related party receivable	—	2.8
Inventories	465.4	552.9
Other current assets	119.5	126.1
Total current assets	1,555.0	1,630.6
Property and equipment (net of accumulated depreciation and amortization of $375.9 and $342.6, respectively)	194.7	216.9
Goodwill	99.6	99.6
Other intangibles, net	47.4	52.2
Deferred income tax assets	60.0	57.0
Other non-current assets	378.3	454.8
Total assets	$2,335.0	$2,511.1
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$471.9	$476.9
Related party payable	—	4.3
Accrued payroll and benefits	80.6	53.9
Other accrued liabilities	182.2	183.8
Current portion of debt	14.7	12.6
Total current liabilities	749.4	731.5
Long-term debt, net of current portion	589.1	742.4
Defined benefit pension obligations	18.2	15.7
Other non-current liabilities	395.2	485.3
Total liabilities	1,751.9	1,974.9
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 16.6 million and 16.4 million, respectively; shares outstanding - 15.9 million and 16.1 million, respectively	0.2	0.2
Additional paid-in capital	634.9	618.0
Accumulated earnings (deficit)	(1.4)	(35.3)
Accumulated other comprehensive loss	(33.5)	(33.1)
Treasury stock at cost - 0.7 million shares in 2020 and 0.3 million shares in 2019	(17.1)	(13.6)
Total shareholders' equity	583.1	536.2
Total liabilities and shareholders' equity	$2,335.0	$2,511.1

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$34.2	$(29.5)	$(15.7)
Depreciation and amortization	57.7	53.5	53.5
Amortization and write-off of deferred financing fees	2.1	2.6	2.6
Net losses (gains) on dispositions of property and equipment	(8.2)	0.6	(18.5)
Long-lived asset impairment charges	0.5	—	0.4
Provision for expected credit losses and doubtful accounts, respectively	12.4	14.9	27.1
Deferred income tax provision (benefit)	(1.8)	(2.7)	2.0
Stock-based compensation	17.7	14.6	18.1
Other non-cash items, net	(12.4)	11.9	(8.3)
Changes in operating assets and liabilities
Accounts receivable and related party receivable	56.5	252.3	(43.9)
Inventories	89.7	139.7	26.4
Other current assets	(3.2)	37.1	(23.2)
Accounts payable and related party payable	5.5	(199.7)	(15.9)
Accrued payroll and benefits	17.1	(2.9)	(16.6)
Other accrued liabilities	(1.0)	(22.4)	17.2
Other	22.4	11.0	9.8
Net cash provided by (used for) operating activities	289.2	281.0	15.0
Investing activities
Property and equipment additions	(23.6)	(34.1)	(45.4)
Proceeds from asset sales	18.3	0.5	23.7
Net cash provided by (used for) investing activities	(5.3)	(33.6)	(21.7)
Financing activities
Change in book overdrafts	(16.6)	26.2	(16.2)
Borrowings of long-term debt	5,566.0	6,746.5	5,805.3
Repayments of long-term debt	(5,719.2)	(7,007.0)	(5,767.3)
Payments under right-of-use finance leases and capital leases, respectively	(13.0)	(9.1)	(6.7)
Payments under financing obligations (including obligations to related party of $0.0, $0.0 and $8.6, respectively)	—	—	(9.3)
Deferred financing fees	(3.4)	—	—
Purchase of treasury stock	(3.5)	—	—
Payments under Tax Receivable Agreement	(12.3)	(7.8)	(9.9)
Payments under other contingent consideration	—	(20.0)	(2.5)
Other	(0.6)	(2.7)	(2.1)
Net cash provided by (used for) financing activities	(202.6)	(273.9)	(8.7)
Effect of exchange rate changes on cash	1.3	0.2	(0.6)
Net change in cash and cash equivalents	82.6	(26.3)	(16.0)
Cash and cash equivalents at beginning of period	38.0	64.3	80.3
Cash and cash equivalents at end of period	$120.6	$38.0	$64.3
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$7.8	$4.8	$2.4
Cash paid for interest	22.0	34.7	38.9
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases and capital leases, respectively	$14.8	$22.3	$31.5
Non-cash additions to other non-current assets for right-of-use operating leases	20.1	129.3	—
See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	16.0	$0.2	$590.2	$6.4	$(33.5)	(0.3)	$(13.6)	$549.7
Net income (loss)				(15.7)				(15.7)
Other comprehensive income (loss)					(6.4)			(6.4)
Stock-based compensation			18.1					18.1
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(2.6)					(2.6)
Tax impact of adoption of Accounting Standards Update 2018-02				0.8	(0.8)			0.0
Balance at December 31, 2018	16.2	$0.2	$605.7	$(8.5)	$(40.7)	(0.3)	$(13.6)	$543.1
Net income (loss)				(29.5)				(29.5)
Other comprehensive income (loss)					7.6			7.6
Stock-based compensation			14.6					14.6
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(2.3)					(2.3)
Adoption impact - Accounting Standards Update 2016-02				2.7				2.7
Balance at December 31, 2019	16.4	$0.2	$618.0	$(35.3)	$(33.1)	(0.3)	$(13.6)	$536.2
Net income (loss)				34.2				34.2
Other comprehensive income (loss)					(0.4)			(0.4)
Stock-based compensation			17.7					17.7
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(0.8)					(0.8)
Adoption impact - Accounting Standards Update 2016-13				(0.3)				(0.3)
Treasury stock						(0.4)	(3.5)	(3.5)
Balance at December 31, 2020	16.6	$0.2	$634.9	$(1.4)	$(33.5)	(0.7)	$(17.1)	$583.1

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established on July 1, 2014 (the "Distribution Date"), following the merger (the "Merger") of International Paper Company's ("International Paper") xpedx distribution solutions business ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource"). On July 2, 2014, Veritiv's common stock began regular-way trading on the New York Stock Exchange under the ticker symbol "VRTV". Veritiv operates from 125 distribution centers primarily throughout the United States ("U.S."), Canada and Mexico.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all of the Company's subsidiaries. All significant intercompany transactions between Veritiv's businesses have been eliminated. As a result of adopting Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326) on January 1, 2020, using the required modified retrospective basis, the accounting for credit losses for periods prior to 2020 has not been revised and results are reported in accordance with prior U.S. GAAP. See the adoption impact in the Recently Issued Accounting Standards section of this note. As a result of adopting ASU 2016-02, Leases (Topic 842) on January 1, 2019, applying the additional transition approach, which is a prospective approach, the accounting for operating leases for periods prior to 2019 has not been revised and results are reported in accordance with prior U.S. GAAP.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, revenue recognition, right-of-use ("ROU") asset and liability valuations, accounts and notes receivable valuations, inventory valuation, employee benefit plans, income tax contingency accruals and valuation allowances, multi-employer pension plan ("MEPP") withdrawal liabilities, contingency accruals and goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

Primarily beginning in April 2020, unfavorable impacts from the COVID-19 pandemic have had a negative impact on the Company's financial results, including decreased sales activity across all segments. As a result of the COVID-19 pandemic, the Company could continue to experience impacts including, but not limited to, charges from potential adjustments of the carrying amount of accounts and notes receivables and inventory, asset impairment charges, including goodwill, and deferred tax valuation allowances. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations, access to sources of liquidity and financial condition will depend on future developments. These developments, which are highly uncertain and cannot be predicted, include, but are not limited to, the duration, spread and severity of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, the availability, adoption and effectiveness of a vaccine and to what extent normal economic and operating conditions can resume and be sustained. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession, downturn, or volatility that has occurred or may occur in the future. Estimates are revised as additional information becomes available.

Summary of Significant Accounting Policies

Revenue Recognition

Veritiv applies the five step model to assess its contracts with customers. The Company's revenue is reported as net sales and is measured as the determinable transaction price, net of any variable consideration (e.g., sales incentives and rights to return product) and any taxes collected from customers and remitted to governmental authorities. When the Company enters into a sales arrangement with a customer, it believes it is probable that it will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. When management cannot conclude collectability is probable for shipments to a particular customer, revenue associated with that customer is not recognized until cash is collected or management is otherwise able to establish that collectability is probable. As a normal business practice, Veritiv does not enter into contracts that require more than one year to complete or that contain significant financing components. See Note 2, Revenue Recognition, for additional information regarding the Company's revenue recognition practices.

Purchase Incentives

Veritiv enters into agreements with suppliers that entitle Veritiv to receive rebates, allowances and other discounts based on the attainment of specified purchasing levels or sales to certain customers. Purchase incentives are recorded as a reduction to inventory and recognized in cost of products sold when the sale occurs. During the year ended December 31, 2020, approximately 30% of the Company's purchases were made from ten suppliers.

Distribution Expenses

Distribution expenses consist of storage, handling and delivery costs including freight to the Company's customers' destinations. Handling and delivery costs were $273.6 million, $346.9 million and $398.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Integration and Acquisition Expenses

Integration and acquisition expenses are expensed as incurred. Integration and acquisition expenses include internally dedicated integration management resources, retention compensation, information technology conversion costs, professional services and other costs to integrate its businesses. See Note 4, Restructuring, Integration and Acquisition Charges, for additional information regarding the Company's integration and acquisition activities.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with original maturities to the Company of three months or less to be cash equivalents, including investments in money market funds with no restrictions on withdrawals. As of December 31, 2020, the Company's cash and cash equivalents included a $75.0 million investment in a money market fund that is highly liquid and qualifies as a cash equivalent.

Trade Accounts Receivable, Notes Receivable and Related Allowances

The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) on January 1, 2020, using the required modified retrospective approach. Accordingly, prior periods have not been adjusted to conform to the new guidance. Upon adoption, the Company recorded a $0.3 million decrease to retained earnings as the cumulative effect adjustment from applying the standard.

Under Topic 326

The Company performs an assessment of its financial assets which consist primarily of accounts receivable and identifies pools (i.e., groups of similar assets within the accounts receivable portfolio) based on the Company’s internal risk ratings, geographical locations and historical loss information. The Company’s pools are classified by reportable segment, risk level and the geographical location of the Company’s customers. The risk characteristics of each segment are determined by the impact of economic and structural fluctuations that are specific to the industry sectors served by the Company, competition from other suppliers and the nature of the products and services provided to the Company’s customers. The Print and Publishing segments are faced with industry-wide decreases in demand for products and services due to the increasing use of e-commerce and other on-line product substitutions. The risk characteristics of the Facility Solutions segment include revenue declines and delinquency rates attributable to changes in the travel industry and back-to-school activities. The risk characteristics of the Packaging segment include changes in customer buying habits and product preferences. The Company considered the Packaging and Facility Solutions segments to be a single pool as they share similar risk characteristics.

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

Under prior guidance

Accounts receivable are recognized net of allowances. The allowance for doubtful accounts reflects the best estimate of losses inherent in the Company's accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence.

Additional accounts and notes receivable information:

The components of the accounts receivable allowances were as follows:

	As of December 31,
(in millions)	2020	2019
Allowance for credit losses and doubtful accounts, respectively	$31.4	$30.4
Other allowances (1)	10.2	13.4
Total accounts receivable allowances	$41.6	$43.8
(1) Includes amounts reserved for credit memos, customer discounts, customer short pays and other miscellaneous items.

Below is a rollforward of the Company's accounts receivable allowances for the years ended December 31, 2020, 2019 and 2018. Accounts receivable are written-off when management determines they are uncollectible.

	Year Ended December 31,
(in millions)	2020	2019	2018
Balance at January 1,	$43.8	$62.0	$44.0
Add / (Deduct):
Provision for expected credit losses and doubtful accounts, respectively	7.3	13.8	26.5
Net write-offs and recoveries	(6.5)	(29.5)	(6.3)
Other adjustments(1)	(3.0)	(2.5)	(2.2)
Balance at December 31,	$41.6	$43.8	$62.0
(1) Other adjustments represent amounts reserved for returns and discounts, foreign currency translation adjustments and reserves for certain customer accounts where revenue is not recognized because collectability is not probable, and may include accounts receivable allowances recorded in connection with acquisitions. The 2020 amount includes the impact of the Company's adoption of ASU 2016-13 on January 1, 2020.

Below is a rollforward of the Company’s allowance for credit losses for the year ended December 31, 2020:

	Packaging and Facility Solutions		Print - High Risk		Print - Medium/Low Risk
(in millions)	U.S.	Canada	U.S.	Canada	U.S.	Canada	Publishing(1)	Rest of world	Corporate & Other(1)	Total
Balance at December 31, 2019	$13.3	$1.0	$11.9	$0.4	$0.9	$0.1	$1.3	$0.6	$0.9	$30.4
Add / (Deduct):
Adoption impact - ASU 2016-13	1.0	(0.3)	(0.2)	0.0	0.1	(0.1)	(0.1)	—	0.0	0.4
Provision for expected credit losses	2.8	0.1	2.3	0.3	0.1	0.0	1.3	0.4	0.0	7.3
Write-offs charged against the allowance	(3.0)	(0.3)	(2.4)	0.0	(0.1)	—	(0.9)	—	(0.1)	(6.8)
Recoveries of amounts previously written off	0.3	—	0.0	0.0	0.0	—	0.0	—	0.0	0.3
Other adjustments(2)	—	0.0	(1.4)	0.0	1.2	0.0	—	0.0	—	(0.2)
Balance at December 31, 2020	$14.4	$0.5	$10.2	$0.7	$2.2	$0.0	$1.6	$1.0	$0.8	$31.4
(1) Publishing and Corporate & Other have only U.S. Operations.
(2) Other adjustments represent amounts reserved for foreign currency translation adjustments and reserves for certain customer accounts where revenue is not recognized because collectability is not probable, and may include accounts receivable allowances recorded in connection with acquisitions.

The Company has, under certain circumstances, entered into a note receivable agreement with a customer. Expected credit losses are recognized when collectability is uncertain; these losses are included in selling and administrative expenses on the Consolidated Statements of Operations. For the years ended December 31, 2020, 2019 and 2018, the Company recognized $5.1 million, $1.1 million and $0.6 million, respectively, in the provision for credit losses related to these notes receivable. At December 31, 2020 and 2019, the Company held $2.2 million and $6.7 million, respectively, in notes receivable within other current assets on the Consolidated Balance Sheets.

Inventories

The Company's inventories are primarily comprised of finished goods and predominantly valued at cost as determined by the last-in first-out ("LIFO") method. Such valuations are not in excess of market. Elements of cost in inventories include the purchase price invoiced by a supplier, plus inbound freight and related costs and reduced by estimated volume-based discounts and early pay discounts available from certain suppliers. Approximately 76% and 81% of inventories were valued using the LIFO method as of December 31, 2020 and 2019, respectively. If the first-in, first-out method had been used, total inventory balances would be increased by approximately $93.2 million and $93.8 million at December 31, 2020 and 2019, respectively.

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

Veritiv maintains some of its inventory on a consignment basis in which the inventory is physically located at the customer's premises or a third-party distribution center. Veritiv had $20.5 million and $30.7 million of consigned inventory as of December 31, 2020 and 2019, respectively, valued on a LIFO basis, net of reserves.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for replacements and major improvements are capitalized, whereas repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. The Company capitalizes certain computer software and development costs incurred in connection with developing or obtaining software for internal use. Costs related to the development of internal use software, other than those incurred during the application development stage, are expensed as incurred.
The components of property and equipment were as follows:

(in millions)	As of December 31,
	2020	2019
Land, buildings and improvements	$100.7	$96.4
Machinery and equipment	164.9	167.9
Finance leases	111.8	99.5
Internal use software	188.6	178.5
Construction-in-progress	4.6	17.2
Less: Accumulated depreciation and amortization	(375.9)	(342.6)
Property and equipment (net of accumulated depreciation and amortization)	$194.7	$216.9

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Land is not depreciated, and construction-in-progress ("CIP") is not depreciated until ready for service. Leased property and leasehold improvements are amortized on a straight-line basis over the lease term or useful life of the asset, whichever is less.

Depreciation and amortization for property and equipment, other than land, finance leases and CIP, is based upon the following estimated useful lives:

Buildings			40	years
Leasehold improvements	1	to	20	years
Machinery and equipment	3	to	15	years
Internal use software	3	to	5	years

Additional property and equipment information is as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Depreciation expense (1)	$36.8	$33.5	$33.2
Amortization expense - internal use software	16.1	15.0	13.4
Depreciation and amortization expense related to property and equipment	$52.9	$48.5	$46.6

(1) Includes depreciation expense for finance leases, capital leases and assets related to financing obligations (including financing obligations with related party).
	As of December 31,
(in millions)	2020	2019
Unamortized internal use software costs, including amounts recorded in CIP	$24.6	$32.6
Upon retirement or other disposal of property and equipment, the cost and related amount of accumulated depreciation or accumulated amortization are eliminated from the asset and accumulated depreciation or accumulated amortization accounts, respectively. The difference, if any, between the net asset value and the proceeds is included in net income (loss) on the Consolidated Statements of Operations.

Leases

The Company determines if an arrangement is a lease at lease inception and reviews lease arrangements for finance or operating lease classification at their commencement date. Operating leases are reported as part of other non-current assets, other accrued liabilities and other non-current liabilities on the Consolidated Balance Sheets. Finance leases are reported as part of property and equipment and debt obligations on the Consolidated Balance Sheets. The Company does not include leases with a term of twelve months or less on the Consolidated Balance Sheets. In order to value the assets and related liabilities, the Company makes certain estimates and assumptions related to establishing the lease term, discount rates and variable lease payments (e.g., rent escalations tied to changes in the Consumer Price Index ("CPI")). The exercise of any lease renewal or asset purchase option is at the Company's sole discretion. The lease term for all of the Company's leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. Similar to a variable lease payment, certain delivery equipment leases include a provision for an amount the Company may be required to pay at the end of the lease for any residual value deficiency incurred by the lessor upon resale of the underlying asset. The Company uses the implicit rate of interest when it is available; however, as most of the Company's leases do not provide an implicit rate of interest, the Company uses its incremental borrowing rate based on information available at the lease commencement date in determining the discounted value of the lease payments. Lease expense and depreciation expense are recognized on a straight-line basis over the lease term, or for a finance lease, over the shorter of the life of the underlying asset or the lease term. The Company’s decisions to cease operations in certain warehouse facilities and retail locations leads to different accounting treatment depending upon whether the leased properties are considered abandoned versus properties that the Company has the intent and ability to sublease. See Note 3, Leases, for additional information related to the Company's leases.

Goodwill and Other Intangible Assets

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

Impairment of Long-Lived Assets

Long-lived assets, including finite lived intangible assets, are tested for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. The Company assesses the recoverability of long-lived assets based on the undiscounted future cash flow the assets are expected to generate and recognizes an impairment loss when the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. The calculation of lease impairment charges requires significant judgments and estimates, including estimated sublease rentals, discount rates and future cash flows based on the Company's experience and knowledge of the market in which the property is located, previous efforts to dispose of similar assets and an assessment of current market conditions.

Employee Benefit Plans

The Company sponsors and/or contributes to defined contribution plans, defined benefit pension plans and MEPPs in the U.S. Except for certain union employees who continue to accrue benefits under the U.S. defined benefit pension plan in accordance with their collective bargaining agreements, as discussed below, the defined benefit pension plans are frozen. In addition, the Company and its subsidiaries have various pension plans and other forms of retirement arrangements outside the U.S. See Note 9, Employee Benefit Plans, for additional information related to these plans and arrangements.

The determination of defined benefit pension and postretirement plan obligations and their associated costs requires the use of actuarial computations to estimate participant plan benefits to which the employees will be entitled. The Company's significant assumptions in this regard include discount rates, rate of future compensation increases, expected long-term rates of return on plan assets, mortality rates and other factors. Each assumption is developed using relevant company experience in conjunction with market-related data in the U.S. and Canada. All actuarial assumptions are reviewed annually with third-party consultants and adjusted as necessary.

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

Long-Term Incentive Compensation Plans

The Company measures and records compensation expense for all long-term incentive compensation awards based on the grant date fair values over the vesting periods of the awards. Forfeitures are recognized when they occur. See Note 14, Long-Term Incentive Compensation Plans, for additional information.

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

The Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law on December 22, 2017 and makes broad and complex changes to the U.S. tax code. Veritiv recognized provisional estimates of the impact of the Tax Act in the year ended December 31, 2017 and as of the year ended December 31, 2018, the Company recorded additional tax expense. Although the Company considers these items complete, the determination of the Tax Act's income tax effects may change following future legislation or further interpretation of the Tax Act based on the publication of U.S. Treasury regulations and guidance from the Internal Revenue Service ("IRS") and state tax authorities.  Additionally, the Company has concluded the applicable accounting policy election associated with Global Intangible Low Tax Income ("GILTI") will be treated as a period cost.  See Note 7, Income Taxes, for additional details regarding the Tax Act.

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
See Note 10, Fair Value Measurements, for further details.

Foreign Currency

The assets and liabilities of the foreign subsidiaries are translated from their respective local currencies to the U.S. dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying values of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive loss ("AOCL"). See Note 13, Shareholders' Equity, for the impacts of foreign currency translation adjustments on AOCL. The revenues and expenses of the foreign subsidiaries are translated using the monthly average exchange rates during the year. The gains or losses from foreign currency transactions are included in other (income) expense, net on the Consolidated Statements of Operations.

Treasury Stock

Common stock purchased for treasury is recorded at cost. Costs incurred by the Company that are associated with the acquisition of treasury stock are treated in a manner similar to stock issue costs and are added to the cost of the treasury stock. See Note 13, Shareholders' Equity, for additional information regarding the Company's treasury stock transactions.

Accounting for Derivative Instruments

The Company holds one interest rate cap agreement which is subject to Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. For those instruments that are designated and qualify as hedging instruments, a company must designate the instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation. A cash flow hedge refers to hedging the exposure to variability in expected future cash flows attributable to a particular risk. For derivative instruments that are designated and qualify as a cash flow hedge, the gains and losses resulting from changes in the fair value of the derivative instrument are reported as a component of AOCL in the Company's Consolidated Balance Sheets and in the Consolidated Statements of Comprehensive Income (Loss), until reclassified into the same Consolidated Statements of Operations line item in the same period the hedged transaction affects earnings. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. See Note 6, Debt and Note 13, Shareholders' Equity, for additional information regarding the Company's derivative instrument.

Recently Issued Accounting Standards

Recently Adopted Accounting Standards

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The standard replaces the previously required incurred loss impairment methodology with guidance that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to be considered in making credit loss estimates. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The standard requires application on a modified retrospective basis; accordingly, prior periods have not been adjusted to conform to the new guidance. Upon adoption, the Company recorded a $0.3 million decrease to retained earnings as the cumulative effect adjustment from applying the standard.

Effective January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820). The standard modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption did not materially impact the Company's financial statement disclosures.

Effective January 1, 2020, the Company adopted ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update also require companies to expense capitalized implementation costs over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The amendments also stipulate presentation requirements for the Statement of Operations, Balance Sheet and Statement of Cash Flows. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this ASU on a prospective basis. Capitalized amounts are reported on the Consolidated Balance Sheet as other non-current assets, pursuant to the standard which requires presentation in the same line item that a prepayment of the fees for the associated hosting arrangement would be presented. The related periodic expense is reported as part of operating expenses on the Consolidated Statement of Operations and the corresponding cash flow impact is reported as part of operating activities on the Consolidated Statement of Cash Flows. The adoption did not materially impact the Consolidated Financial Statements. The Company does not expect the adoption of this standard to have a material impact on its future consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Not Yet Adopted

Effective January 1, 2021, the Company will adopt ASU 2019-12, Income Taxes (Topic 740). The standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The update also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The adoption will not have a material impact on future consolidated financial statements and related disclosures.

ASU 2020-04, Reference Rate Reform (Topic 848) - This standard provides temporary optional expedients and exceptions to accounting guidance for certain contract modifications and hedging arrangements to ease financial reporting burdens as the market transitions from the London Interbank Offered Rate ("LIBOR") and other interbank reference rates to alternative reference rates. The guidance is available for prospective application upon its issuance and can generally be applied to contract modifications and hedging relationships entered into March 12, 2020 through December 31, 2022. The Company has an interest rate cap arrangement and long-term debt as described in Note 6, Debt for which existing payments are based on LIBOR. The Company is currently evaluating the timing of adoption and the related impact on its consolidated financial statements. Currently, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

A customer contract liability will arise when Veritiv has received payment for goods and services, but has not yet transferred the items to a customer and satisfied its performance obligations. Veritiv records a customer contract liability for performance obligations outstanding related to payments received in advance for customer deposits on equipment sales and other sale arrangements requiring prepayment. Veritiv expects to satisfy these remaining performance obligations and recognize the related revenues upon delivery of the goods and services to the customer's designated location within 12 months following receipt of the payment. Most equipment sales deposits are held for approximately 90 days and other sale arrangements requiring prepayment initially cover a 60-90 day period, but can be renewed by the customer.

As of December 31, 2020 and 2019, the Company recognized estimated inventory returns of approximately $1.5 million and $2.0 million, respectively, which are included in inventories on the Consolidated Balance Sheets. Additionally, the Company recognized customer contract liabilities related to its customer deposits for equipment sales and payments received for other sale arrangements requiring prepayment, which are included in accounts payable on the Consolidated Balance Sheets.

See the table below for a summary of the changes to the customer contract liabilities for the years ended December 31, 2020 and 2019:

	Customer Contract Liabilities
(in millions)	2020	2019
Balance at January 1,	$11.7	$17.7
Payments received	53.2	46.1
Revenue recognized from beginning balance	(11.6)	(17.7)
Revenue recognized from current year receipts	(41.1)	(34.4)
Balance at December 31,	$12.2	$11.7

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

Certain revenues are derived from shipments which are made directly from a manufacturer to a Veritiv customer. The Company is considered to be a principal to these transactions because, among other factors, it maintains control of the goods after they leave the supplier and before they are received at the customer's location, in most cases it selects the supplier and sets the price to the customer, and it bears the risk of the customer defaulting on payment or rejecting the goods. Revenues from these sales are reported on a gross basis on the Consolidated Statements of Operations and have historically represented approximately 35% of Veritiv's total net sales.

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

The following is a brief description of the Company's four reportable segments, organized by major product category:

•Packaging – The Packaging segment provides custom and standard packaging solutions for customers based in North America and in key global markets. This segment services customers with a full spectrum of packaging product materials within the fiber-based, flexible and rigid categories. The business is strategically focused on higher growth industry sectors including manufacturing, food processing and service, fulfillment and internet retail, as well as niche sectors based on industry and product expertise. This segment also provides supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting.

•Facility Solutions – The Facility Solutions segment sources and sells cleaning, break-room and other supplies such as towels, tissues, commercial cleaning chemicals, personal protective equipment and safety supplies, wipers, can liners, soaps and sanitizers, dispensers, sanitary maintenance supplies and equipment, hazard supplies, and shampoos and amenities primarily in North America. Additionally, the Company offers total cost of ownership solutions with re-merchandising, budgeting and compliance reporting, and inventory management.

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

See Note 16, Segment and Other Information, for the disaggregation of revenue and other information related to the Company's reportable segments and Corporate & Other.

3. LEASES

The Company leases certain property and equipment used for operations to limit its exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment. As of December 31, 2020, the Company operated from 125 distribution centers of which approximately 117 were leased. These facilities are strategically located throughout the U.S., Canada and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions.

The Company's leased asset categories generally carry the following lease terms:

Real estate leases	3	to	10	years
Delivery equipment leases	3	to	8	years
Other non-real estate leases	3	to	5	years

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

The Company’s decisions to cease operations in certain warehouse facilities and retail locations leads to different accounting treatment depending upon whether the leased properties are considered abandoned versus properties that the Company has the intent and ability to sublease. Abandoned ROU assets are assessed for impairment based on estimates of undiscounted operating cash flows until the anticipated cease-use date and any remaining lease expense is accelerated through the anticipated cease-use date. Leases for which the Company has the intent and ability to sublease are assessed for impairment and any remaining ROU assets are amortized over the shorter of the remaining useful lives of the assets or lease term. The intent and practical ability to sublease and estimates of future cash flows attributable to the sublease are assessed considering the terms of the lease agreement, certain market conditions, remaining lease terms and the time required to sublease the facility and other factors.

The components of lease expense were as follows:

(in millions)		Year Ended December 31,
Lease Classification	Financial Statement Classification	2020	2019
Short-term lease expense(1)	Operating expenses	$2.3	$7.1

Operating lease expense(2)	Operating expenses	$111.8	$113.9

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$14.7	$10.8
Interest expense	Interest expense, net	3.0	2.3
Total finance lease expense		$17.7	$13.1

Total Lease Cost		$131.8	$134.1
(1) Short-term lease expense is comprised of expenses related to leases with a term of twelve months or less, which includes expenses related to month-to month leases.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were not significant for the years ended December 31, 2020 and 2019 .

Supplemental balance sheets and other information were as follows:

(in millions, except weighted-average data)		As of December 31,
Lease Classification	Financial Statement Classification	2020	2019
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$351.7	$429.2

Operating lease obligations - current	Other accrued liabilities	$81.9	$90.5
Operating lease obligations - non-current	Other non-current liabilities	307.4	376.6
Total operating lease obligations		$389.3	$467.1

Weighted-average remaining lease term in years		6.1	6.6
Weighted-average discount rate		4.7%	4.6%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$76.6	$76.6

Finance lease obligations - current	Current portion of debt	$13.4	$11.5
Finance lease obligations - non-current	Long-term debt, net of current portion	68.9	69.2
Total finance lease obligations		$82.3	$80.7

Weighted-average remaining lease term in years		7.1	7.8
Weighted-average discount rate		3.7%	3.4%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Year Ended December 31,
Lease Classification	Financial Statement Classification	2020	2019
Operating Leases:
Operating cash flows from operating leases	Operating activities	$111.1	$109.5

Finance Leases:
Operating cash flows from finance leases	Operating activities	$3.0	$2.3
Financing cash flows from finance leases	Financing activities	13.0	9.1

Lease Commitments

Future minimum lease payments at December 31, 2020 were as follows:

(in millions)	Finance Leases	Operating Leases(1)
2021	$16.0	$98.3
2022	15.5	83.4
2023	13.2	63.1
2024	11.4	53.0
2025	10.6	42.4
Thereafter	27.7	111.4
Total future minimum lease payments	94.4	451.6
Amount representing interest	(12.1)	(62.3)
Total future minimum lease payments, net of interest	$82.3	$389.3
(1) Future sublease income of $1.8 million is excluded from the operating leases amount in the table above.

Total future minimum lease payments at December 31, 2020 for finance and operating leases, including the amount representing interest, are comprised of $467.8 million for real estate leases and $78.2 million for non-real estate leases.

At December 31, 2020, the Company had committed to additional future obligations of approximately $10.2 million for a real estate operating lease that has not yet commenced and therefore is not included in the table above. This lease is expected to commence within the next three months with a lease term of three years.

Operating Leases - prior to the adoption of Topic 842

The Company recorded rent expense of $118.1 million for the year ended December 31, 2018.

Other Lease Transactions

In connection with Bain Capital Fund VII, L.P.'s acquisition of its 60% interest in UWWH on November 27, 2002, Unisource transferred 40 of its U.S. distribution facilities (the "Properties") to Georgia-Pacific who then sold 38 of the Properties to an unrelated third party (the "Purchaser/Landlord"). Contemporaneously with the sale, Georgia-Pacific entered into lease agreements with the Purchaser/Landlord with respect to the individual 38 Properties and concurrently entered into sublease agreements with Unisource, which expired in June 2018. As a result of certain forms of continuing involvement, these transactions did not qualify for sale-leaseback accounting. Accordingly, the leases were classified as financing transactions. As of June 30, 2018, the financing obligations for all of the related party financed Properties were either terminated early or had expired in accordance with their terms. Through formal termination or natural expiration of these agreements, the involvement of Georgia-Pacific ceased and the leases no longer qualified as failed sale-leaseback financing obligations. Of the original 38 financing obligations to related party Properties, 27 were settled by the return of the Properties to the landlord. See Note 4, Restructuring, Integration and Acquisition Charges, for additional information regarding the related party failed-sale leaseback agreements.

In May 2017, the Company entered into a purchase and sale agreement under which Veritiv agreed to sell its Austin, Texas facility to an unrelated third party. Upon the closing of the sale, Veritiv entered into a lease of the facility for an initial period of ten years with two optional five-year renewal terms. The sale-leaseback transaction did not provide for any continuing involvement by the Company other than a normal lease for use of the property during the lease term. The transaction resulted in net cash proceeds of $9.1 million and a related deferred gain of $5.4 million. Prior to 2019, the Company recognized a portion of the gain on a straight-line basis over the initial ten-year lease period as a reduction to selling and administrative expenses on the Consolidated Statements of Operations. Upon the Company's adoption of ASU 2016-02 on January 1, 2019, it recognized an increase to retained earnings of $2.7 million, primarily driven by the derecognition of the unamortized gain from the sale of this property.

4. RESTRUCTURING, INTEGRATION AND ACQUISITION CHARGES

2020 Restructuring Plan

During the second quarter of 2020, the Company initiated a restructuring plan in response to the impact of the COVID-19 pandemic on its business operations and the ongoing secular changes in its Print and Publishing segments. During the fourth quarter of 2020, the Company expanded the initial plan to further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. The initial and expansion activities are collectively referred to as the "2020 Restructuring Plan."

The 2020 Restructuring Plan will result in (i) the reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, (ii) the closure of certain warehouse facilities and retail stores, (iii) adjustments to various compensation plans, (iv) repositioning of inventory to expand the Company's service radius and (v) other actions.

The Company estimates it will now incur total restructuring charges of between $77 million and $101 million in connection with the 2020 Restructuring Plan. These costs will consist of approximately (i) $52 million to $54 million in employee termination and other one-time compensation costs, (ii) $11 million to $29 million in real estate exit costs, (iii) $10 million in inventory related costs and (iv) $4 million to $8 million in other exit costs. In addition, the Company expects to incur approximately $4 million of inventory related costs to be reported in cost of products sold. The Company expects to substantially complete the 2020 Restructuring Plan by the end of 2021. Initial charges were incurred and recorded in June 2020.

Other direct costs reported in the table below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The following is a summary of the Company's 2020 Restructuring Plan liability activity for the year ended December 31, 2020 (costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals):

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2019	$—	$—	$—
Costs incurred	38.7	12.4	51.1
Payments	(23.3)	(5.5)	(28.8)
Balance at December 31, 2020	$15.4	$6.9	$22.3

In addition to the costs incurred and payments shown in the table above, during the fourth quarter of 2020 the Company prepaid $8.1 million of Other Direct Costs, of which $1.1 million was expensed during the quarter and $7.0 million remained as a component of other current assets on the Consolidated Balance Sheet as of December 31, 2020. The Company is expected to make another payment of approximately $8.1 million during the fourth quarter of 2021, of which approximately $4.1 million will represent a prepayment.

Merger of xpedx and Unisource

As of December 31, 2019, the integration and restructuring plans related to the Merger were complete and no further costs or charges are expected.

Integration and Acquisition Expenses

During the years ended December 31, 2019 and 2018, Veritiv incurred costs and charges related primarily to: internally dedicated integration management resources, retention compensation, information technology conversion costs, professional services and other costs to integrate its businesses. The following table summarizes the components of integration and acquisition expenses:

	Year Ended December 31,
(in millions)	2019	2018
Integration management	$10.4	$17.3
Retention compensation	1.0	0.5
Information technology conversion costs	3.4	8.1
Legal, consulting and other professional fees	—	0.3
Other	1.9	3.5
AAC integration and acquisition	0.8	2.1
Total integration and acquisition expenses	$17.5	$31.8

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

Costs related to exiting a branded re-distribution business were included in restructuring charges, net, on the Consolidated Statements of Operations and totaled $10.8 million for the year ended December 31, 2019, of which $5.4 million was recognized during the fourth quarter of 2019. For the years ended December 31, 2019 and 2018, the Company recognized a net loss of $0.4 million, and a net gain of $15.0 million, respectively, related to the sale or exit of certain facilities. During the fourth quarter of 2018, three properties were sold as part of the Company's restructuring efforts. The Company recognized a gain on the sale of these assets of approximately $12.9 million. See additional information at Note 10, Fair Value Measurements.

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

The following table presents a summary of restructuring charges, net, related to restructuring initiatives that were incurred during the years ended December 31, 2019 and 2018 and the cumulative recorded amounts since the initiative began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other (non-cash portion)	Total
2019	$9.1	$20.3	$(0.6)	$28.8
2018	3.3	22.3	(15.0)	10.6
Cumulative	32.4	90.5	(38.0)	84.9

The Company's Merger related restructuring liability as of December 31, 2020 was $24.0 million of which $20.0 million was related to MEPP withdrawal obligations that will be paid-out over an approximate 20-year period. The following is a summary of the Company's restructuring liability activity for the periods presented (costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals):

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2018	$4.7	$25.1	$29.8
Costs incurred	9.1	20.3	29.4
Payments	(7.6)	(14.8)	(22.4)
Balance at December 31, 2019	6.2	30.6	36.8
Payments	(5.8)	(6.9)	(12.7)
Other non-cash items	—	(0.1)	(0.1)
Balance at December 31, 2020	$0.4	$23.6	$24.0

The Company has recorded undiscounted charges related to the complete or partial withdrawal from various MEPPs. Charges not related to the Company's restructuring efforts are recorded as distribution expenses. Initial amounts are recorded as other non-current liabilities on the Consolidated Balance Sheets. See the table below for a summary of the net withdrawal charges for the respective years ended December 31:

	Year Ended December 31,
(in millions)	Restructuring charges, net	Distribution expenses	Total Net Charges
2019	$1.5	$6.6	$8.1
2018	(2.8)	11.2	8.4

See Note 9, Employee Benefit Plans, for additional information regarding these MEPP transactions.

Veritiv Restructuring Plan: Print Segment

To ensure that Veritiv will be appropriately positioned to respond to the secular decline in the paper industry, the Company restructured its Print segment and completed its efforts as of December 31, 2018. The restructuring plan included initiatives within the Company's Print segment to improve the sustainability of the print business, better serve its customers' needs and work more effectively with suppliers by incorporating a more customer focused, collaborative, team-selling approach as well as better aligning its support functions. As of December 31, 2019, the Company had $0.1 million of restructuring liabilities related to this plan, which was paid in 2020.

The following is a summary of the Company's Print restructuring liability activity for the year ended December 31, 2019:

(in millions)	Severance and Related Costs
Balance at December 31, 2018	$2.0
Payments	(1.9)
Balance at December 31, 2019	$0.1

See Note 16, Segment and Other Information, for the impact these charges had on the Company's reportable segments.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2020, the net goodwill balance was $99.6 million. The following table sets forth the changes in the carrying amount of goodwill during 2020 and 2019:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other	Total
Balance at December 31, 2018:
Goodwill	$99.6	$59.0	$265.4	$50.5	$6.1	$480.6
Accumulated impairment losses	—	(59.0)	(265.4)	(50.5)	(6.1)	(381.0)
Net goodwill 2018	99.6	—	—	—	—	99.6
2019 Activity:
Goodwill acquired	—	—	—	—	—	—
Impairment of goodwill	—	—	—	—	—	—
Balance at December 31, 2019:
Goodwill	99.6	59.0	265.4	50.5	6.1	480.6
Accumulated impairment losses	—	(59.0)	(265.4)	(50.5)	(6.1)	(381.0)
Net goodwill 2019	99.6	—	—	—	—	99.6
2020 Activity:
Goodwill acquired	—	—	—	—	—	—
Impairment of goodwill	—	—	—	—	—	—
Balance at December 31, 2020:
Goodwill	99.6	59.0	265.4	50.5	6.1	480.6
Accumulated impairment losses	—	(59.0)	(265.4)	(50.5)	(6.1)	(381.0)
Net goodwill 2020	$99.6	$—	$—	$—	$—	$99.6

Other Intangible Assets

The components of the Company's other intangible assets were as follows:

	December 31, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$67.7	$20.3	$47.4	$67.7	$15.5	$52.2
Trademarks/Trade names	3.8	3.8	—	3.8	3.8	—
Total	$71.5	$24.1	$47.4	$71.5	$19.3	$52.2

Upon retirement or full impairment of the intangible assets, the cost and related amount of accumulated amortization are eliminated from the asset and accumulated amortization accounts, respectively.

The Company recorded amortization expense of $4.8 million, $5.0 million and $6.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Total
2021	$4.8
2022	4.8
2023	4.8
2024	4.8
2025	4.8

See Note 10, Fair Value Measurements, for additional information related to impairment assessments for goodwill and other intangible assets.

6. DEBT

The Company's debt obligations were as follows:

	As of December 31,
(in millions)	2020	2019
Asset-Based Lending Facility (the "ABL Facility")	$520.2	$673.2
Commercial card program	1.3	1.1
Finance leases	82.3	80.7
Total debt	603.8	755.0
Less: current portion of debt	(14.7)	(12.6)
Long-term debt, net of current portion	$589.1	$742.4

ABL Facility

On April 9, 2020, the Company amended its ABL Facility to extend the maturity date to April 9, 2025, reduced the aggregate commitments from $1.4 billion to $1.1 billion and adjusted the pricing grid for applicable interest rates. All other significant terms remained substantially the same. The ABL Facility is comprised of U.S. and Canadian sub-facilities of $1.1 billion and $150 million, respectively. The ABL Facility is available to be drawn in U.S. dollars, in the case of the U.S. sub-facility, and in U.S. dollars or Canadian dollars, in the case of the Canadian sub-facility, or in other currencies that are mutually agreeable. The ABL Facility provides for the right of the individual lenders to extend the maturity date of their respective commitments and loans upon the request of Veritiv and without the consent of any other lenders. The ABL Facility may be prepaid at Veritiv's option at any time without premium or penalty and is subject to mandatory prepayment if the amount outstanding under the ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. The Company's accounts receivable and inventories in the U.S. and Canada are collateral under the ABL Facility.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At December 31, 2020, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of December 31, 2020, the available additional borrowing capacity under the ABL Facility was approximately $341.9 million. As of December 31, 2020, the Company held $12.1 million in outstanding letters of credit.

Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker's acceptance rate or base rate plus a margin rate. For the years ended December 31, 2020, 2019 and 2018, the weighted-average borrowing interest rates were 2.9%, 3.4% and 4.6%, respectively.

In conjunction with the April 9, 2020 amendment to the ABL Facility, the Company recognized a one-time charge of $0.6 million to interest expense, net, on the Consolidated Statements of Operations, for the write-off of a portion of the previously deferred financing costs associated with lenders in the ABL Facility that exited the amended ABL Facility. In addition, the Company incurred and deferred $3.4 million of new financing costs associated with this transaction, reflected in other non-current assets on the Consolidated Balance Sheet, which will be amortized to interest expense on a straight-line basis over the amended term of the ABL Facility. Interest expense, net on the Consolidated Statements of Operations included $2.1 million, $2.6 million and $2.6 million of amortization and write-off charges related to deferred financing fees for the years ended December 31, 2020, 2019 and 2018, respectively.

Finance and Capital Lease Obligations

See Note 3, Leases, for additional information regarding the Company's finance and capital leases.

Interest Rate Caps

The Company's indebtedness under the ABL Facility creates interest rate risk. The Company actively monitors this risk with the objective to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in the interest rate. In July 2015, the Company entered into an interest rate cap agreement which expired on July 1, 2019; all related impacts to the Company's consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 were not significant.

Effective September 13, 2019, the Company entered into a new interest rate cap agreement with an expiration date of September 13, 2022. The interest rate cap effectively limits the floating LIBOR-based portion of the interest rate. The interest rate cap covers $350.0 million of the Company's floating-rate debt at 2.75% plus the applicable credit spread. The Company paid $0.6 million for the interest rate cap. For the years ended December 31, 2020 and 2019, the amounts reclassified from AOCL into earnings were not significant. As of December 31, 2020 and 2019, the interest rate cap had a fair value that was not significant. The interest rate cap is classified within other non-current assets on the Consolidated Balance Sheets as of December 31, 2020 and 2019. The amount expected to be reclassified from AOCL into earnings within the following 12 months is not significant. The fair value was estimated using observable market-based inputs including interest rate curves and implied volatilities (Level 2). The Company designated the new interest rate cap as a cash flow hedge of exposure to changes in cash flows due to changes in the LIBOR-based portion of the interest rate above 2.75%. The Company has determined that the interest rate cap hedging relationship is effective.

The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in the interest rate. The Company attempts to manage exposure to counterparty credit risk primarily by selecting only those counterparties that meet certain credit and other financial standards. The Company believes there has not been a material change in the creditworthiness of its counterparty and believes the risk of nonperformance by such party is minimal.

Commercial Card Program

In May 2019, the Company entered into a commercial purchasing card agreement with a financial institution. The commercial card is used for business purpose purchasing and must be paid in-full monthly. The card currently carries a maximum credit limit of $37.5 million. At December 31, 2020 and 2019, $1.3 million and $1.1 million, respectively, was outstanding on the commercial card. The net change in the outstanding balance is classified as a financing activity on the Consolidated Statements of Cash Flows.

7. INCOME TAXES

The Company is subject to federal, state and local income taxes in the U.S., as well as income taxes in Canada, Mexico and other foreign jurisdictions. The domestic (U.S.) and foreign components of the Company's income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Domestic (U.S.)	$30.8	$(50.5)	$(16.7)
Foreign	12.2	21.7	6.5
Income (loss) before income taxes	$43.0	$(28.8)	$(10.2)

Income tax expense (benefit) on the Consolidated Statements of Operations consisted of the following:

	Year Ended December 31,
(in millions)	2020	2019	2018
Current Provision:
U.S. Federal	$4.7	$0.7	$0.8
U.S. State	3.9	0.5	1.2
Foreign	2.0	2.2	1.5
Total current income tax expense	$10.6	$3.4	$3.5

Deferred, net:
U.S. Federal	$(2.6)	$(4.8)	$0.4
U.S. State	(0.4)	0.0	0.6
Foreign	1.2	2.1	1.0
Total deferred, net	$(1.8)	$(2.7)	$2.0
Provision for income tax expense	$8.8	$0.7	$5.5

Reconciliation between the federal statutory rate and the effective tax rate is as follows (see Note 8, Related Party Transactions, for additional information related to the Tax Receivable Agreement ("TRA")):

	Year Ended December 31,
(in millions)	2020	2019	2018
Income (loss) before income taxes	$43.0	$(28.8)	$(10.2)
Statutory U.S. income tax rate	21.0%	21.0%	21.0%
Tax expense (benefit) using statutory U.S. income tax rate	$9.0	$(6.0)	$(2.1)
Foreign income tax rate differential	0.6	0.6	0.7
State tax (net of federal benefit)	2.6	0.3	1.4
Non-deductible expenses	2.3	2.4	2.7
Global Intangible Low Taxed Income	(1.5)	2.8	1.4
TRA	(3.7)	(0.1)	(0.3)
Tax credits	(1.9)	(1.1)	(1.0)
Impact of U.S. Tax Act (Federal and State)	—	—	1.3
Impact of CARES Act	(2.4)	—	—
Stock compensation vesting	2.1	1.3	1.7
Change in valuation allowance - U.S. Federal (1)	—	—	(0.1)
Change in valuation allowance - Foreign	—	0.3	(0.4)
Foreign taxes	1.6	0.9	0.6
Bad debt	—	(0.9)	—
Other	0.1	0.2	(0.4)
Income tax provision	$8.8	$0.7	$5.5
Effective income tax rate	20.5%	(2.4)%	(53.9)%
(1)Increase in Section 382 limitation resulting from recognition of 2018 built-in gains.

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

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020 and makes significant economic stimulus changes and additional changes to the U.S. tax code, including, but not limited to, allowing the carryback of net operating losses ("NOLs" or "NOL") occurring in 2018, 2019, and 2020 to the prior five years and eliminating the taxable income limitation, changing the interest expense limitation, including a technical correction for qualified improvement property depreciation and providing for additional employee retention credits.

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

Deferred income tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	As of December 31,
	2020		2019
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Deferred income tax assets:
Accrued compensation	$39.4	$3.6	$32.9	$2.7
Finance leases	10.8	9.9	10.2	9.0
Lease obligations	90.2	12.1	108.4	12.5
Net operating losses and credit carryforwards	27.8	4.6	35.4	7.7
Allowance for credit losses and doubtful accounts, respectively	12.3	0.2	11.4	0.1
Other	8.3	1.0	13.7	0.6
Gross deferred income tax assets	188.8	31.4	212.0	32.6
Less valuation allowance	(1.3)	(1.0)	(2.4)	(2.4)
Total deferred tax asset	$187.5	$30.4	$209.6	$30.2

Deferred income tax liabilities:
Property and equipment, net	$(26.6)	$(8.8)	$(25.6)	$(8.1)
Lease assets	(82.9)	(11.6)	(101.4)	(12.2)
Inventory reserve	(17.9)	—	(28.7)	—
Other	(10.1)	—	(6.8)	—
Total deferred tax liability	$(137.5)	$(20.4)	$(162.5)	$(20.3)
Net deferred income tax asset	$50.0	$10.0	$47.1	$9.9

Deferred income tax asset valuation allowance is as follows:

(in millions)	U.S.	Non-U.S.	Total
Balance at December 31, 2018	$5.1	$3.3	$8.4
Additions	1.1	0.4	1.5
Subtractions	(3.8)	(1.2)	(5.0)
Currency translation adjustments	—	(0.1)	(0.1)
Balance at December 31, 2019	2.4	2.4	4.8
Additions	—	—	—
Subtractions	(1.1)	(1.6)	(2.7)
Currency translation adjustments	—	0.2	0.2
Balance at December 31, 2020	$1.3	$1.0	$2.3

The Merger resulted in a significant change in the ownership of the Company, which, pursuant to the Internal Revenue Code Section 382, imposes annual limits on the Company's ability to utilize its U.S. federal and state NOL carryforwards. The Company's NOLs will continue to be available to offset taxable income (until such NOLs are either utilized or expire) subject to the Section 382 annual limitation. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years. In accordance with Notice 2003-65, the Company was in a net unrealized built-in gain position at the time of the Merger. During the year ended December 31, 2019, the Company's five-year recognition period to recognize built-in gain ended. As such, the deferred tax asset and valuation allowance representing the book basis in excess of tax basis of various assets was written-off.

The Company evaluates the realizability of the deferred tax assets, and to the extent that the Company estimates that it is more likely than not that a benefit will not be realized, the carrying amount of the deferred tax assets is reduced with a valuation allowance. This analysis is done quarterly for each jurisdiction. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations, to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. In the U.S. jurisdiction, the Company had positive but near break-even cumulative income over the preceding 12 quarters ended December 31, 2020. Thus, the analysis of whether a valuation allowance is needed required significant judgement. The Company evaluated its historical core earnings for the past three years by adjusting for certain nonrecurring items to estimate future income. On the basis of this assessment and after considering future reversals of existing taxable temporary differences, the Company concluded that its net U.S. deferred tax assets of $50.0 million will more likely than not be realized, and recorded no valuation allowance.

In general, it is the practice and intention of Veritiv to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2020, Veritiv's tax basis exceeded its financial reporting basis in certain investments in non-U.S. subsidiaries. The Company does not believe these temporary differences will reverse in the foreseeable future and, therefore, no deferred tax asset has been recognized with respect to these basis differences. Additionally, no deferred tax liability has been recognized for income and withholding tax liabilities associated with investments in non-U.S. subsidiaries where book basis exceeds tax basis. The amount of such temporary differences totaled approximately $18.7 million as of December 31, 2020. The income and withholding tax liability associated with these temporary differences is not significant.

Veritiv applies a "more likely than not" threshold to the recognition and de-recognition of uncertain tax positions. A change in judgment related to prior years' uncertain tax positions is recognized in the period of such change.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. Total gross unrecognized tax benefits as of December 31, 2020, 2019 and 2018, as well as activity within each of the years, was not material.

In the U.S., Veritiv is generally subject to examination by the IRS for fiscal years 2016 and later and certain states for fiscal years 2016 and later; however, it may be subject to IRS and state tax authority adjustments for years prior to 2016 to the extent of losses or other tax attributes carrying forward from the earlier years. Veritiv Canada remains subject to examination by the Canadian Revenue Agency and certain provinces for fiscal years 2012 and later.

As of December 31, 2020, Veritiv has federal, state and foreign income tax NOLs available to offset future taxable income of $109.0 million, $95.6 million and $18.1 million, respectively. Federal NOLs begin expiring in 2024. State and foreign NOLs will expire at various dates from 2021 through 2039, with the exception of certain foreign NOLs that do not expire, but have a full valuation allowance.

8. RELATED PARTY TRANSACTIONS

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

•Tax Receivable Agreement: The Tax Receivable Agreement set forth the terms by which Veritiv was generally obligated to pay the UWWH Stockholder an amount equal to 85% of the U.S. federal, state and Canadian income tax savings, if any, that Veritiv actually realized as a result of the utilization of Unisource's NOLs attributable to taxable periods prior to the date of the Merger. In December 2020, the Company and the UWWH Stockholder agreed to settle the TRA. The Company paid the UWWH Stockholder a total of $12.0 million in settlement of all past and future liabilities that would have been owed under the TRA and the parties agreed to a mutual release of claims under the TRA. In January 2020, 2019 and 2018, Veritiv paid $0.3 million, $8.1 million and $10.1 million, respectively, in principal and interest, to the UWWH Stockholder for the utilization of pre-merger NOLs in its 2018, 2017 and 2016 federal and state tax returns, respectively. See Note 10, Fair Value Measurements, for additional information regarding the TRA.

On November 19, 2020, the UWWH Stockholder sold 1.40 million shares of Veritiv common stock in an underwritten public offering. The Company did not sell or repurchase any shares and did not receive any of the proceeds. In conjunction with this transaction, Veritiv incurred approximately $0.2 million in transaction-related fees, which were included in selling and administrative expenses on the Consolidated Statements of Operations. On September 25, 2018, the UWWH Stockholder sold 1.50 million shares of Veritiv common stock in a block trade. The Company did not sell or repurchase any shares and did not receive any of the proceeds in this transaction. In conjunction with this transaction, Veritiv incurred approximately $0.2 million in transaction-related fees, which were included in selling and administrative expenses on the Consolidated Statements of Operations.

The UWWH Stockholder beneficially owned 8.7% of Veritiv's outstanding common stock as of December 31, 2020. The Company considers its stockholders that own more than 10.0% of its outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As a result of the Merger and related private placement, Georgia-Pacific, as joint owner of the UWWH Stockholder, qualified as a related party. Effective with the November 19, 2020 sale of the Company's common stock by the UWWH Stockholder, Georgia-Pacific will no longer be treated as a related party.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. The following table summarizes the financial impact of these related party transactions with Georgia-Pacific - the net sales and cost of product sold amounts reflect transactions through November 19, 2020:

	Year Ended December 31,
(in millions)	2020	2019	2018
Sales to Georgia-Pacific, reflected in net sales	$19.7	$23.4	$28.0
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	55.6	85.2	146.5

	As of December 31,
(in millions)	2020	2019
Inventories purchased from Georgia-Pacific that remained on Veritiv's balance sheets	$—	$11.4
Related party payable to Georgia-Pacific	—	4.3
Related party receivable from Georgia-Pacific	—	2.8

See Note 3, Leases, for information on the Company's financing obligations to Georgia-Pacific.

9. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

Veritiv sponsors qualified defined contribution plans covering its employees in the U.S. and Canada. The defined contribution plans allow eligible employees to contribute a portion of their eligible compensation (including salary and annual incentive plan bonus) to the plans and Veritiv makes matching contributions to participant accounts on a specified percentage of employee deferrals as determined by the provisions of each plan. During the years ended December 31, 2020, 2019 and 2018 Veritiv's contributions to these plans totaled $9.3 million, $19.9 million and $20.6 million, respectively. As part of the Company's cost-saving actions taken due to the COVID-19 pandemic, the Company's matching contributions for all salaried employees not covered by collective bargaining agreements were suspended effective May 1, 2020.

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

The liabilities associated with these plans are summarized in the table below.

	As of December 31,
(in millions)	2020	2019
Other accrued liabilities	$4.1	$3.7
Other non-current liabilities	19.7	21.1
Total liabilities	$23.8	$24.8

Defined Benefit Plans

At December 31, 2020 and 2019, Veritiv did not maintain any active defined benefit plans for its non-union employees. Veritiv maintains a defined benefit pension plan in the U.S. for employees covered by certain collectively bargained agreements. Veritiv also assumed responsibility for Unisource's defined benefit plans, which include frozen cash balance accounts for certain former Unisource employees.

During October 2018, the Company settled its pension obligation related to participants currently in receipt of benefits (i.e., retirees) in the U.S. by purchasing a group annuity insurance contract. By purchasing an insurance contract, the Company eliminated its obligation related to paying and managing these participants and passed the full obligation to the selected insurer, which reduced Veritiv's projected benefit obligation and plan assets by approximately $21.6 million for the year ended December 31, 2018. The Company recorded a settlement loss of approximately $0.9 million related to this transaction, which was included in other (income) expense, net on the Consolidated Statement of Operations.

Benefit Obligations and Funded Status

The following table provides information about Veritiv's U.S. and Canadian defined benefit pension plans and Supplemental Executive Retirement Plans ("SERP"):

	Year Ended December 31,
	2020		2019
(in millions)	U.S.	Canada	U.S.	Canada
Accumulated benefit obligation, end of year	$68.6	$89.0	$65.4	$81.9

Change in projected benefit obligation:
Benefit obligation, beginning of year	$65.4	$87.6	$64.1	$75.3
Service cost	1.3	0.4	1.1	0.3
Interest cost	1.6	2.4	2.1	2.9
Actuarial (gain) loss	4.3	7.4	1.3	8.8
Benefits paid	(0.4)	(4.6)	(3.2)	(3.7)
Settlements	(3.6)	—	—	—
Foreign exchange adjustments	—	2.1	—	4.0
Projected benefit obligation, end of year	$68.6	$95.3	$65.4	$87.6

Change in plan assets:
Plan assets, beginning of year	$59.2	$77.8	$52.1	$65.9
Employer contributions	0.1	0.4	—	1.0
Investment returns	8.9	6.7	11.1	11.2
Benefits paid	(0.4)	(4.6)	(3.2)	(3.7)
Administrative expenses paid	(0.8)	—	(0.8)	—
Settlements	(3.6)	—	—	—
Foreign exchange adjustments	—	1.7	—	3.4
Plan assets, end of year	$63.4	$82.0	$59.2	$77.8
Underfunded status, end of year	$(5.2)	$(13.3)	$(6.2)	$(9.8)

Balance Sheet Positions

	As of December 31,
	2020		2019
(in millions)	U.S.	Canada	U.S.	Canada

Amounts recognized on the Consolidated Balance Sheets consist of:
Other accrued liabilities	$0.1	$0.2	$0.1	$0.2
Defined benefit pension obligations	5.1	13.1	6.1	9.6
Net liability recognized	$5.2	$13.3	$6.2	$9.8

	Year Ended December 31,
	2020		2019
(in millions)	U.S.	Canada	U.S.	Canada

Amounts not yet reflected in net periodic benefit cost and included in AOCL consist of:
Net loss, net of tax	$0.2	$8.9	$0.7	$5.5

Net Periodic Cost

Total net periodic benefit cost (credit) associated with the defined benefit pension and SERP plans is summarized below:

	Year Ended December 31,
	2020		2019		2018
(in millions)	U.S.	Canada	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$2.1	$0.4	$1.9	$0.3	$2.0	$0.3

Interest cost	$1.6	$2.4	$2.1	$2.9	$2.5	$2.7
Expected return on plan assets	(3.9)	(3.9)	(3.4)	(3.7)	(5.2)	(3.9)
Settlement loss	0.0	0.1	—	—	1.1	0.1
Amortization of net loss	0.0	0.2	—	0.2	—	0.3
Total other components	$(2.3)	$(1.2)	$(1.3)	$(0.6)	$(1.6)	$(0.8)
Net periodic benefit cost (credit)	$(0.2)	$(0.8)	$0.6	$(0.3)	$0.4	$(0.5)

Changes to funded status recognized in other comprehensive (income) loss:
Net loss (gain) during year, net of tax	$(0.5)	$3.4	$(4.7)	$0.8	$2.2	$(1.4)
The components of net periodic benefit cost (credit) other than the service cost component are included in other (income) expense, net in the Company's Consolidated Statements of Operations. Amounts are generally amortized from AOCL over the expected future working lifetime of active plan participants.

Fair Value of Plan Assets

U.S. and Canada pension plan assets are primarily invested in broad-based mutual funds and pooled funds comprised of U.S. and non-U.S. equities, U.S. and non-U.S. high-quality and high-yield fixed income securities, hedge fund-of-funds and short-term interest bearing securities or deposits.

The underlying Level 1 investments of the U.S. plan assets are valued using quoted prices in active markets. The Level 2 investments are primarily valued by each fund’s third-party administrator based upon the valuation of the underlying securities and instruments and primarily by applying a valuation methodology based on observable market data as appropriate depending on the specific type of security or instrument held. The underlying investments of the Canada plan assets in equity and fixed income securities are measured at fair value using the Net Asset Value ("NAV") provided by the administrator of the fund and the Company has the ability to redeem such assets at the measurement date or within the near term without redemption restrictions. In accordance with ASU 2015-07, Fair Value Measurement (Topic 820), investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The following tables present Veritiv's plan assets using the fair value hierarchy which is reconciled to the amounts presented for the total pension benefit plan assets as of December 31:

As of December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3
Investments – U.S.:
Equity securities	$35.2	$35.2	$—	$—
Fixed income securities	23.8	23.8	—	—
Hedge Fund-of-Funds	3.8	—	3.8	—
Cash and short-term securities	0.6	0.6	—	—
Total	$63.4	$59.6	$3.8	$—

As of December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3
Investments – Canada:
Cash and short-term securities	$1.1	$1.1	$—	$—
Investments measured at NAV:
Equity securities	53.9
Fixed income securities	27.0
Total	$82.0	$1.1	$—	$—

As of December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Investments – U.S.:
Equity securities	$36.0	$36.0	$—	$—
Fixed income securities	23.1	23.1	—	—
Cash and short-term securities	0.1	0.1	—	—
Total	$59.2	$59.2	$—	$—

As of December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Investments – Canada:
Cash and short-term securities	$0.6	$0.6	$—	$—
Investments measured at NAV:
Equity securities	52.1
Fixed income securities	25.1
Total	$77.8	$0.6	$—	$—

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

* Hedge Fund-of-Funds: These investments represent limited partnership interests in private equity and hedge funds. The partnership interests are valued by the general partners based on the underlying assets in each fund.

* Cash and Short-term Securities: Cash and cash equivalents consist of U.S. and foreign currencies. Foreign currencies are reported in U.S. dollars based on currency exchange rates readily available in active markets. Short-term securities are valued at the net asset value of units held at year end.

The weighted-average asset allocations of invested assets within Veritiv's defined benefit pension plans were as follows:

As of December 31, 2020			Asset Allocation Range
(in millions)	U.S.	Canada	U.S.			Canada
Equity securities	$35.2	$53.9	45%	-	60%	50%	-	70%
Fixed income securities	23.8	27.0	30%	-	50%	30%	-	50%
Hedge Fund-of-Funds	3.8	—	0%	-	10%	—%	-	—%
Cash and short-term securities	0.6	1.1	0%	-	5%	0%	-	5%
Total	$63.4	$82.0

As of December 31, 2019			Asset Allocation Range
(in millions)	U.S.	Canada	U.S.			Canada
Equity securities	$36.0	$52.1	55%	-	75%	50%	-	70%
Fixed income securities	23.1	25.1	20%	-	40%	30%	-	50%
Cash and short-term securities	0.1	0.6	0%	-	10%	0%	-	5%
Total	$59.2	$77.8

Veritiv's investment objectives include maximizing long-term returns at acceptable risk levels, diversifying among asset classes, as applicable, and among investment managers as well as establishing certain risk parameters within asset classes. Veritiv's pension investment strategy is to reduce the effects of future volatility on the fair value of pension assets relative to pension obligations by increasing the allocation to high quality, longer-term fixed income securities and reducing the allocation to equity investments as the funded status improves. Investment performance is evaluated at least quarterly. Total returns are compared to the weighted-average return of a benchmark mix of investments. Individual fund investments are compared to historical three year, five year and ten year returns achieved by funds with similar investment objectives.

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

The following table presents significant weighted-average assumptions used in computing the benefit obligations:

	As of December 31,
	2020		2019		2018
	U.S.	Canada	U.S.	Canada	U.S.	Canada
Discount rate	2.15%	2.50%	2.98%	3.10%	4.01%	3.90%
Rate of compensation increases	N/A	3.00%	N/A	3.00%	N/A	3.00%

The following table presents significant weighted-average assumptions used in computing net periodic benefit cost (credit):

	Year Ended December 31,
	2020		2019		2018
	U.S.	Canada	U.S.	Canada	U.S.	Canada
Discount rate	2.98%	3.10%	4.01%	3.90%	3.47%	3.40%
Rate of compensation increases	N/A	3.00%	N/A	3.00%	N/A	3.00%
Expected long-term rate of return on assets	7.15%	5.25%	7.15%	5.50%	7.15%	5.50%
Interest crediting rate	2.73%	N/A	5.00%	N/A	5.00%	N/A

Cash Flows

Veritiv expects to contribute $0.1 million and $0.4 million to its U.S. and Canadian defined benefit pension and SERP plans, respectively, during 2021. Future benefit payments under the defined benefit pension and SERP plans are estimated as follows:

(in millions)	U.S.	Canada
2021	$5.1	$2.9
2022	4.1	3.1
2023	4.0	3.3
2024	3.9	3.5
2025	4.0	3.7
2026 – 2030	18.6	20.8

MEPPs

Veritiv's contributions to MEPPs, excluding the payment of any withdrawal liabilities, were $2.0 million, $2.4 million and $3.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. It is reasonably possible that changes to Veritiv employees covered under these plans might result in additional contribution obligations. Any such obligations would be governed by the specific agreement between Veritiv and any such plan. Veritiv's contributions did not represent more than 5% of total contributions to any MEPPs for the plan years in which Forms 5500 were available. At the date these Consolidated Financial Statements were issued, Forms 5500 were not available for the plan year ended in 2020.

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

The Company has recorded undiscounted charges related to the complete or partial withdrawal from various MEPPs. Charges not related to the Company's restructuring efforts are recorded as distribution expenses. Initial amounts are recorded as other non-current liabilities on the Consolidated Balance Sheets. See the table below for a summary of the net withdrawal charges and the year-end balance sheet liability positions for the respective years ended December 31:

	Year Ended December 31,
(in millions)	Restructuring charges, net	Distribution expenses	Total Net Charges
2020	$—	$7.2	$7.2
2019	1.5	6.6	8.1
2018	(2.8)	11.2	8.4

	As of December 31,
(in millions)	Other accrued liabilities	Other non-current liabilities
2020	$1.8	$42.7
2019	1.9	37.4

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund") related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million in distribution expenses, as it was not related to a restructuring activity.

During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Fund and recognized an estimated partial withdrawal liability of $6.5 million in distribution expenses, as it was not related to a restructuring activity. Also during the second quarter of 2019, Veritiv recognized an estimated complete withdrawal liability of $1.8 million in restructuring charges, net related to the closing of its Philadelphia, Pennsylvania location for those employees who participated in the Warehouse Employees Local Union 169 and Employer's Joint Pension Trust MEPP ("Local 169 MEPP"). In the fourth quarter of 2019, Veritiv received the estimated determination letter from the Local 169 MEPP assessing a complete withdrawal liability of $1.8 million, which was equal to the amount recognized during the second quarter of 2019, and is payable in 80 quarterly installments beginning in December 2019.

Included in the restructuring charges, net amounts shown in the table above for 2018, is a MEPP withdrawal reduction of $2.7 million related to the Central States MEPP. During the third quarter of 2018, based on an estimate provided by the MEPP and an actuarial review change, Veritiv recognized a reduction of $2.7 million in the estimated partial withdrawal liability for the three locations which exited from the Central States MEPP in 2017 and 2016. During the fourth quarter of 2018, Veritiv negotiated a withdrawal from the Central States MEPP for its Rogers, Minnesota location and recognized an estimated complete withdrawal liability of an additional $12.0 million in distribution expenses, as it was not related to a restructuring activity. In the second quarter of 2019, Veritiv received the final determination letters for the partial and the complete withdrawals. The determinations were in the amount of $7.7 million for the partial and $12.0 million for the complete, both payable in 240 equal monthly installments beginning in April 2019. This was a reduction of $0.4 million from what had previously been recorded.

The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability. Final charges for MEPP withdrawals are not known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determination. As of December 31, 2020, the Company has received determination letters resulting from six complete or partial withdrawals. Of those, the liabilities for two withdrawals were settled with lump sum payments, one withdrawal was settled with payments over a nine month period, and three withdrawals are expected to occur over an approximate 20-year period. The Company has not yet received the determination letters for the partial and subsequent full withdrawal from the Western Pennsylvania Fund. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively.

Veritiv's participation in the MEPPs for the year ended December 31, 2020, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number and the three-digit plan number, if applicable. The Pension Protection Act zone listed below is based on the latest information Veritiv received from the plan and is certified by the plan's actuary. Plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. There were no changes in the status of any zones based on the information provided to Veritiv during 2020. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s). Contributions in the table below, for the years ended December 31, 2020, 2019 and 2018, exclude $1.9 million, $2.0 million and $3.1 million, respectively, related to payments made for accrued withdrawal liabilities.

Pension Fund	EIN/Pension Plan No.	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented	Veritiv's Contributions			Surcharge Imposed	Expiration Date(s) of Collective Bargaining Agreement(s)
				2020	2019	2018
Western Conference of Teamsters Pension Trust Fund (1)	916145047/001	Green	No	$1.1	$1.3	$1.6	No	9/30/2021 - 10/31/2023
Central States, Southeast & Southwest Areas Pension Fund	366044243/001	Red	Implemented	—	—	0.2	Yes	Exited during 2018
Teamsters Pension Plan of Philadelphia & Vicinity	231511735/001	Yellow	Implemented	0.4	0.4	0.4	Yes	7/31/2021
Western Pennsylvania Teamsters and Employers Pension Plan	256029946/001	Red	Implemented	0.1	0.2	0.3	Yes	Partial exit during 2019; complete exit during 2020
Contributions for individually significant plans				1.6	1.9	2.5
Contributions to other multi-employer plans				0.4	0.5	0.5
Total contributions				$2.0	$2.4	$3.0
(1) As of December 31, 2020, there were eight collective bargaining units participating in the Western Conference of Teamsters Pension Trust. As of
December 31, 2020, none were then in negotiations.

10. FAIR VALUE MEASUREMENTS

At December 31, 2020 and 2019, the carrying amounts of cash and cash equivalents, receivables, payables, other components of other current assets and other accrued liabilities, and the short-term debt associated with the commercial card program approximate their fair values due to the short maturity of these items. Cash and cash equivalents include highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash.

Debt and Other Obligations

Borrowings under the ABL Facility are at variable market interest rates, and accordingly, the carrying amount approximates fair value. The fair value of the debt-related interest rate cap was derived from a discounted cash flow analysis based on the terms of the agreement and Level 2 data for the forward interest rate curve adjusted for the Company's credit risk. See Note 6, Debt, for additional information regarding the Company's ABL Facility and other obligations.

Goodwill and Other Intangibles

The fair value analyses used for the determination of goodwill and intangible asset impairments, as described in Note 1, Business and Summary of Significant Accounting Policies and Note 5, Goodwill and Other Intangible Assets, relied upon both Level 2 data (publicly observable data such as market interest rates, the Company's stock price, the stock prices of peer companies and the capital structures of peer companies) and Level 3 data (internal data such as the Company's operating and cash flow projections).

At December 31, 2020, the Company's Packaging reportable segment held a goodwill balance of $99.6 million. Goodwill is reviewed for impairment on a reporting unit basis annually as of October 1st or more frequently when indicators are present or changes in circumstances suggest that the carrying amount of the asset may not be recoverable. The Company performed a quantitative goodwill impairment test during the fourth quarter of 2020, which requires a determination of whether the fair value of a reporting unit is less than its carrying value. The determination of the reporting unit's fair value was based on an income approach that utilized discounted cash flows and required management to make significant assumptions and estimates related to the forecasts of future revenues, profit margins and discount rates. The principal assumptions utilized, all of which are considered Level 3 inputs under the fair value hierarchy, are subject to various risks and uncertainties. As a result of the quantitative goodwill impairment test, no goodwill impairment was indicated or recorded. The continuing impact of the COVID-19 pandemic on estimated future cash flows is uncertain and will largely depend on the outcome of future events. The Company will perform additional goodwill impairment testing when indicators are present or changes in circumstances suggest the carrying amount of the asset may not be recoverable and a triggering event has occurred.

Other Assets

At December 31, 2020 and 2019, the Company held for sale $0.4 million and $10.1 million, respectively, in assets related to its restructuring plans. These assets are included in other current assets on the Consolidated Balance Sheets at the lower of their carrying value or fair value at December 31, 2020 and 2019, respectively. During the third and fourth quarters of 2020, the Company sold two properties and recognized gains totaling approximately $8.3 million related to the exit and sale of those facilities. The gains included approximately $1.1 million related to exiting a land lease associated with a facility, which was not included in the above noted assets-held-for-sale amount at December 31, 2019. The gains on the dispositions of these properties are included in selling and administrative expenses on the Consolidated Statements of Operations.

The Company has on occasion recognized minor impairments when warranted as part of its normal review of long-lived assets. Based on the underlying nature of each item, these impairment charges may be reported as restructuring charges, net or selling and administrative expenses on the Consolidated Statements of Operations. Total long-lived asset impairments for the years ended December 31, 2020, 2019 and 2018 were $0.5 million, none and $0.4 million, respectively.

At December 31, 2020 and 2019, the pension plan assets were primarily comprised of mutual funds and pooled funds. The underlying investments of these funds were valued using either quoted prices in active markets or valued as of the most recent trade date. See Note 9, Employee Benefits Plans, for further detail.

TRA Contingent Liability

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the TRA at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The fair value of the TRA was a Level 3 measurement which relied upon both Level 2 data (publicly observable data such as market interest rates and historical foreign exchange rates) and Level 3 data (internal data such as the Company's projected income (loss) before income taxes, taxable income and assumptions about the utilization of Unisource's NOLs, attributable to taxable periods prior to the Merger, by the Company). The contingent liability was remeasured at fair value at each reporting period-end with the change in fair value recognized in other (income) expense, net on the Consolidated Statements of Operations. In December 2020, the Company and the UWWH Stockholder agreed to settle the TRA. The Company paid the UWWH Stockholder a total of $12.0 million in settlement of all past and future liabilities that would have been owed under the TRA and the parties agreed to a mutual release of claims under the TRA. As a result of the settlement, the Company recognized a favorable fair value adjustment of $20.1 million in other (income) expense, net in the fourth quarter of 2020. See Note 8, Related Party Transactions, for additional information regarding the TRA.

The following table provides a reconciliation of the beginning and ending balance of the TRA contingent liability for the years ended December 31, 2020 and 2019:

(in millions)	TRA Contingent Liability
Balance at December 31, 2018	$38.9
Change in fair value adjustment recorded in other (income) expense, net	0.3
Principal payment	(7.8)
Balance at December 31, 2019	31.4
Change in fair value adjustment recorded in other (income) expense, net	(19.1)
Principal payment	(12.3)
Balance at December 31, 2020	$—

AAC Contingent Consideration

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

The following table provides a reconciliation of the beginning and ending balance of the AAC contingent liability for the years ended December 31, 2020 and 2019:

(in millions)	AAC Contingent Liability
Balance at December 31, 2018	$9.4
Change in fair value adjustment recorded in other (income) expense, net	13.1
Contingent liability payment	(20.0)
Balance at December 31, 2019	2.5
Change in fair value adjustment recorded in other (income) expense, net	1.0
Contingent liability payment	(3.5)
Balance at December 31, 2020	$—

11. SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Other Current Assets

The components of other current assets as of December 31 were as follows:

(in millions)	2020	2019
Rebates receivable	$44.5	$51.1
Prepaid expenses	46.9	32.9
Value Added Tax receivable	11.1	13.7
Vendor Deposits	5.3	5.7
Other	11.7	22.7
Other current assets	$119.5	$126.1

Other Non-Current Assets

The components of other non-current assets as of December 31 were as follows:

(in millions)	2020	2019
Operating lease right-of-use assets	$351.7	$429.2
Deferred financing costs	5.4	4.1
Investments in real estate joint ventures	7.3	7.1
Other	13.9	14.4
Other non-current assets	$378.3	$454.8

Accrued Payroll and Benefits

The components of accrued payroll and benefits as of December 31 were as follows:

(in millions)	2020	2019
Accrued incentive plans	$43.9	$24.7
Accrued commissions	17.1	17.0
Accrued payroll and related taxes	16.6	8.8
Other	3.0	3.4
Accrued payroll and benefits	$80.6	$53.9

Other Accrued Liabilities

The components of other accrued liabilities as of December 31 were as follows:

(in millions)	2020	2019
Operating lease obligations - current	$81.9	$90.5
Accrued customer incentives	20.0	21.1
Accrued freight	7.8	9.0
Accrued taxes	18.8	9.0
AAC contingent liability	—	2.5
TRA contingent liability	—	0.3
Escheat audit accrual	—	0.4
Accrued professional fees	1.6	3.4
Other	52.1	47.6
Other accrued liabilities	$182.2	$183.8

Other Non-Current Liabilities

The components of other non-current liabilities as of December 31 were as follows:

(in millions)	2020	2019
Operating lease obligations - non-current	$307.4	$376.6
MEPP withdrawals	42.7	37.4
TRA contingent liability	—	31.1
Deferred compensation	19.7	21.1
Other	25.4	19.1
Other non-current liabilities	$395.2	$485.3

12. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for Veritiv common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the respective periods. Diluted earnings per share is similarly calculated, except that the denominator is increased to include the number of additional common shares that would have been outstanding during those periods if the dilutive potential common shares had been issued, using the treasury stock method, except where the inclusion of such common shares would have an antidilutive impact. See Note 14, Long-Term Incentive Compensation Plans, for additional information regarding shares issued under incentive plans.

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations is as follows:

	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018

Numerator:
Net income (loss)	$34.2	$(29.5)	$(15.7)

Denominator:
Weighted-average shares outstanding – basic	15.96	16.06	15.82
Weighted-average shares outstanding – diluted	16.48	16.06	15.82

Earnings (loss) per share:
Basic earnings (loss) per share	$2.14	$(1.84)	$(0.99)
Diluted earnings (loss) per share	$2.08	$(1.84)	$(0.99)

Antidilutive stock-based awards excluded from computation of diluted earnings per share	0.28	1.17	1.32
Performance stock-based awards excluded from computation of diluted earnings per share because performance conditions had not been met	0.08	0.33	0.26

In accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units ("RSUs") and/or Performance Condition Share Units ("PSUs") vested during those periods. The net share issuance is included on the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018.

See the table below for information related to these transactions:

	Year Ended December 31,
(in millions)	2020	2019	2018
Shares issued	0.3	0.3	0.3
Shares recovered for minimum tax withholding	(0.1)	(0.1)	(0.1)
Net shares issued	0.2	0.2	0.2

13. SHAREHOLDERS' EQUITY

Common Stock

Shares Outstanding: On November 19, 2020, the UWWH Stockholder sold 1.40 million shares of Veritiv common stock in an underwritten public offering. On September 25, 2018, the same stockholder sold 1.50 million shares of Veritiv common stock in a block trade. The Company did not sell or repurchase any shares and did not receive any of the proceeds in either of these transactions.

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

Preferred Stock

Subject to the provisions of the Amended and Restated Certificate of Incorporation, the Board of Directors of Veritiv is authorized to provide for the issuance of up to 10.0 million shares of preferred stock in one or more series. The Board of Directors may fix the number of shares constituting any series and determine the designation of the series, the dividend rates, rights of priority of dividend payment, the voting powers (if any) of the shares of the series, and the preferences and relative participating, optional and other rights, if any, and any qualifications, limitations or restrictions, applicable to the shares of such series. No preferred stock was issued and outstanding as of December 31, 2020.

Treasury Stock

On March 16, 2020, Veritiv announced that its Board of Directors authorized a $25 million share repurchase program (the "2020 Share Repurchase Program"). Under this program the Company may purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, tender offers or otherwise, in accordance with all applicable securities laws and regulations. During the first quarter of 2020, the Company repurchased 383,972 shares of its common stock at a cost of $3.5 million under its 2020 Share Repurchase Program, which has been suspended since March 27, 2020.

Accumulated Other Comprehensive Loss (AOCL)

Comprehensive income (loss) is reported on the Consolidated Statements of Comprehensive Income (Loss) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income (loss).

The following table provides the components of AOCL at December 31, 2020 and 2019 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2018	$(30.3)	$(10.1)	$(0.3)	$(40.7)
Unrealized net gains (losses) arising during the period	4.7	5.2	(0.4)	9.5
Amounts reclassified from AOCL	(1.0)	(1.3)	0.4	(1.9)
Net current period other comprehensive income (loss)	3.7	3.9	0.0	7.6
Balance at December 31, 2019	(26.6)	(6.2)	(0.3)	(33.1)
Unrealized net gains (losses) arising during the period	2.1	(3.9)	(0.1)	(1.9)
Amounts reclassified from AOCL	0.3	1.0	0.2	1.5
Net current period other comprehensive income (loss)	2.4	(2.9)	0.1	(0.4)
Balance at December 31, 2020	$(24.2)	$(9.1)	$(0.2)	$(33.5)

14. LONG-TERM INCENTIVE COMPENSATION PLANS

Veritiv Omnibus Incentive Plan

The 2014 Plan provides for the grant of stock, Deferred Share Units ("DSUs"), RSUs, PSUs, Market Condition Performance Share Units ("MCPSUs") and cash-based Performance-Based Units ("PBUs"), among other awards. A total of 3.08 million shares of Veritiv common stock may be issued under the 2014 Plan subject to certain adjustment provisions. As of December 31, 2020, there were approximately 1.00 million shares available to be granted to any employee, director or consultant of Veritiv or a subsidiary of Veritiv. Grants are made at the discretion of the Compensation and Leadership Development Committee of the Company's Board of Directors. Effective for awards with grant dates beginning January 1, 2020, the Compensation and Leadership Development Committee approved cash-based grants in lieu of equity-based PSU and MCPSU grants.

Stock

The Company made grants of common stock in 2020, 2019 and 2018 to its non-employee directors. The stock grants were fully vested and non-forfeitable as of the grant dates. The non-employee directors were eligible to defer receipt of the awards under the Veritiv Deferred Compensation Savings Plan, a nonqualified plan. The Company recognized $1.0 million, $1.0 million and $1.1 million in expense related to these grants for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred Share Units

The Company granted DSUs in 2014, 2015 and 2016 to its non-employee directors. Each DSU is the economical equivalent of one share of Veritiv's common stock. The DSUs were fully vested and non-forfeitable as of the grant date and are payable following the individual's separation of service as a Veritiv director. The DSUs granted in 2014 and 2015 are payable in cash and the DSUs granted in 2016 are settled in stock. The cash-settled DSUs are classified as a non-current liability and are remeasured at each reporting date, with a corresponding adjustment to compensation expense. At December 31, 2020 there were approximately 34,600 DSUs outstanding with a fair value of $1.0 million. At December 31, 2019, there were approximately 51,900 DSUs outstanding with a fair value of $1.4 million. All selling and administrative expenses related to these grants in the Company's Statements of Operations for the years ended December 31, 2020, 2019 and 2018 were not significant.

Restricted Stock Units

RSUs are awarded to key employees annually. RSUs granted prior to 2020 typically cliff vest at the end of three years, subject to continued service. RSUs granted in 2020 vest over four years, with 25% vesting on each of the first, second, third and fourth anniversaries of the grant date, subject to continued service. The fair value of the RSU awards is based typically on either the closing price of Veritiv common stock on the grant date or the closing price on the trading date immediately prior to the grant date if the grant date is not a trading date. Compensation expense for RSUs granted prior to 2020 is recognized ratably from the grant date to the vesting date. Compensation expense for RSUs granted in 2020 is recognized ratably over the requisite service period for the entire award, which is four years. The total fair value of RSUs that vested during 2020, 2019 and 2018 was $4.3 million, $3.8 million and $3.2 million, respectively.

A summary of activity related to non-vested RSUs is presented below:

(units in thousands)	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at December 31, 2017	249	$45.43
Granted	228	$29.69
Vested	(65)	$50.03
Forfeited	(14)	$39.01
Non-vested at December 31, 2018	398	$35.88
Granted	160	$24.70
Vested	(102)	$37.53
Forfeited	(87)	$29.96
Non-vested at December 31, 2019	369	$32.00
Granted	352	$18.59
Vested	(99)	$43.48
Forfeited	(66)	$22.69
Non-vested at December 31, 2020	556	$22.59

Performance Share Units

PSUs granted prior to 2020 were awarded to key employees annually and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The PSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of PSUs. The PSUs are divided into three tranches, and each tranche is earned based on the achievement of an annual Adjusted EBITDA target which is set at the beginning of each of the three years in the vesting period. The Company defines Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring charges, net, integration and acquisition expenses and other similar charges including any severance costs, costs associated with warehouse and office openings or closings, consolidation, and relocation and other business optimization expenses, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges, net, fair value adjustments related to contingent liabilities assumed in mergers and acquisitions and certain other adjustments. Compensation expense for each tranche is recognized ratably from the date the fair value is measured to the vesting date for the number of awards expected to vest. The total fair value of PSUs that vested during 2020, 2019 and 2018 was $3.6 million, $6.7 million and $5.8 million, respectively. Cash-based PBUs were granted in 2020 in lieu of equity-based PSUs.

A summary of activity related to non-vested PSUs is presented below:

(units in thousands)	Number of PSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at December 31, 2017	454	$40.87
Granted	323	$24.62	(1)
Shares gained based on actual performance	7	$24.62
Vested	(122)	$47.37
Forfeited	(35)	$34.57
Non-vested at December 31, 2018	627	$32.59
Granted	392	$21.39	(2)
Shares lost based on actual performance	(112)	$21.39
Vested	(174)	$38.36
Forfeited	(88)	$25.30
Non-vested at December 31, 2019	645	$25.10
Shares gained based on actual performance	183	$19.67	(3)
Vested	(102)	$35.70
Forfeited	(139)	$28.26
Non-vested at December 31, 2020	587	$23.06
(1) Represents weighted-average grant date fair value for the 2018, 2019 and 2020 tranches.
(2) Represents weighted-average grant date fair value for the 2019 and 2020 tranches.
(3) Represents weighted-average grant date fair value for the 2020 tranches.

Market Condition Performance Share Units

MCPSUs granted prior to 2020 were awarded to key employees annually and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The MCPSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of MCPSUs. The MCPSUs are divided into three tranches and each tranche is earned based on the achievement of a total shareholder return ("TSR") target relative to the TSR of an applicable peer group over the one-, two- and three-year cumulative periods in the vesting period. The weighted-average grant date fair value of the MCPSUs is determined using a Monte Carlo simulation model. Assumptions used in the 2019 and 2018 models included an expected volatility rate of 53.6% and 45.5%, respectively, and a risk-free interest rate of 2.5% and 2.0%, respectively; no MCPSUs were granted in 2020. The expected volatility rate is based on the historical volatility over the most recent period equal to the vesting period. The risk-free interest rate is based on the yield on U.S. Treasury securities matching the vesting period. Compensation expense is recognized ratably from the grant date to the vesting date. The total fair value of MCPSUs that vested during 2019 and 2018 was $2.7 million and $1.4 million, respectively. None of the 2017 MCPSUs vested in 2020, due to the cumulative TSR performance resulting in a 0% of target final payout. Cash-based PBUs were granted in 2020 in lieu of equity-based MCPSUs.

A summary of activity related to non-vested MCPSUs is presented below:

(units in thousands)	Number of MCPSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at December 31, 2017	193	$56.23
Granted	194	$37.76
Shares lost based on actual performance	(35)	$37.76
Vested	(23)	$62.53
Forfeited/cancelled	(21)	$49.66
Non-vested at December 31, 2018	308	$46.74
Granted	235	$31.41
Shares lost based on actual performance	(153)	$31.41
Vested	(64)	$42.12
Forfeited/cancelled	(52)	$40.93
Non-vested at December 31, 2019	274	$40.81
Shares lost based on actual performance	(110)	$34.35
Vested	—	$—
Forfeited/cancelled	(144)	$58.89
Non-vested at December 31, 2020	20	$34.35

Performance-Based Units (cash-based)

In 2020, PBUs valued at $1.00 per unit and payable in cash, were awarded to key employees and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The PBUs represent the contingent right to receive a cash payment of performance units equal to a portion, all or a multiple (not to exceed 200%) of the target value. Fifty percent of the PBUs vest based on the achievement of Packaging Gross Profit Dollar Growth targets, which were set at the beginning of 2020. Packaging Gross Profit Dollar Growth is defined as: net sales for the Packaging reportable segment less the cost of product sold, excluding the impact of LIFO inventory accounting and certain other adjustments. The remaining 50% of the PBUs vest based on the achievement of Return on Invested Capital targets, which were set at the beginning of 2020. Return on Invested Capital is defined as: (Net Operating Profit) divided by (the sum of net working capital and property and equipment). Net Operating Profit is defined as: (Adjusted EBITDA less depreciation and amortization) times (1 minus the standard tax rate). The standard tax rate used in 2020 was 26%. The maximum PBU payout based on the achievement of Packaging Gross Profit Dollar Growth and Return on Invested Capital targets is 180% of the target values. The PBUs are then subject to an adjustment of 20 percentage points (increase or decrease) based on the Company’s TSR relative to the TSR of an applicable peer group. The maximum total payout that can be earned, including the 20% relative TSR modifier, is 200% of the target value. The PBUs are classified as a non-current liability and are remeasured at each reporting date. Compensation expense is recognized ratably from the grant date to the vesting date for the number of awards expected to vest.

A summary of activity related to non-vested PBUs is presented below:

(units in thousands)	Number of PBUs	Grant Date Fair Value Per Share
Non-vested at December 31, 2019	—	$—
Granted	11,863	$1.00
PBUs gained based on actual performance	1,056	$1.00
Vested	—	$—
Forfeited/cancelled	(1,306)	$1.00
Non-vested at December 31, 2020	11,613	$1.00

For the years ended December 31, 2020, 2019 and 2018, the Company recognized $17.7 million, $14.6 million and $18.1 million, respectively, in expense related to the aforementioned stock-based long-term incentive awards. For the year ended December 31, 2020, the Company recognized $6.5 million in expense related to the aforementioned cash-based long-term incentive awards. The income tax benefit recognized in 2020, 2019 and 2018 related to the stock-based long-term incentive compensation expense was $4.6 million, $3.8 million and $4.7 million, respectively. The income tax benefit recognized in 2020 related to the cash-based long-term incentive compensation expense was $1.7 million. As of December 31, 2020, total unrecognized long-term incentive compensation expense was $16.1 million and is expected to be recognized over a weighted-average period of approximately 2.0 years. Unrecognized compensation expense for the 2021 tranche of the PSU awards is estimated based on the Company's closing stock price at December 31, 2020. Dividends are not paid or accrued on unvested stock units. The grant date fair values are not reduced for dividends as none are expected to be paid during the vesting period.

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

Western Pennsylvania Teamsters and Employers Pension Fund

During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund"), a MEPP related to its Warrendale, Pennsylvania location, and recognized an estimated partial withdrawal liability of $6.5 million, which was unchanged as of December 31, 2020. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity.

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Fund related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million, which was unchanged as of December 31, 2020. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity.

The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability. Final charges for MEPP withdrawals are not known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. As of December 31, 2020, the Company has not yet received the determination letters for the partial and subsequent full withdrawal from the Western Pennsylvania Fund. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively.

16. SEGMENT AND OTHER INFORMATION

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

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Year Ended December 31, 2020
Net sales	$3,316.7	$922.3	$1,458.2	$543.5	$6,240.7	$104.9	$6,345.6
Adjusted EBITDA	300.0	41.6	33.7	12.8	388.1	(200.5)
Depreciation and amortization	22.5	7.9	7.6	0.2	38.2	19.5	57.7
Restructuring charges, net	16.0	5.1	23.8	0.0	44.9	7.3	52.2
Year Ended December 31, 2019
Net sales	3,446.3	1,181.8	2,104.6	798.0	7,530.7	128.7	7,659.4
Adjusted EBITDA	243.5	33.1	43.1	21.4	341.1	(185.2)
Depreciation and amortization	18.9	7.0	8.4	0.5	34.8	18.7	53.5
Restructuring charges, net	10.3	14.7	7.2	(9.1)	23.1	5.7	28.8
Year Ended December 31, 2018
Net sales	3,547.1	1,311.7	2,676.7	1,019.2	8,554.7	141.5	8,696.2
Adjusted EBITDA	246.7	29.0	64.0	24.6	364.3	(178.9)
Depreciation and amortization	19.2	6.8	8.8	0.8	35.6	17.9	53.5
Restructuring charges, net	4.7	3.4	12.1	0.7	20.9	0.4	21.3

The table below presents a reconciliation of net income (loss) as reflected on the Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income (loss)	$34.2	$(29.5)	$(15.7)
Interest expense, net	25.1	38.1	42.3
Income tax expense (benefit)	8.8	0.7	5.5
Depreciation and amortization	57.7	53.5	53.5
Restructuring charges, net	52.2	28.8	21.3
Facility closure charges, including (gain) loss from asset disposition	(3.7)	—	—
Stock-based compensation	17.7	14.6	18.1
LIFO reserve (decrease) increase	(1.5)	(3.7)	19.9
Non-restructuring asset impairment charges	—	—	0.4
Non-restructuring severance charges	4.1	8.4	4.9
Non-restructuring pension charges, net	7.2	6.6	11.3
Integration and acquisition expenses	—	17.5	31.8
Fair value adjustment on TRA contingent liability	(19.1)	0.3	(1.2)
Fair value adjustment on contingent consideration liability	1.0	13.1	(12.3)
Escheat audit contingent liability	(0.2)	3.7	2.5
Other	4.1	3.8	3.1
Adjustment for Corporate & Other	200.5	185.2	178.9
Adjusted EBITDA for reportable segments	$388.1	$341.1	$364.3

The table below summarizes total assets as of December 31, 2020 and 2019:

(in millions)	2020	2019
Packaging	$1,332.9	$1,290.2
Facility Solutions	314.7	324.4
Print	424.2	610.3
Publishing	104.7	123.9
Corporate & Other	158.5	162.3
Total assets	$2,335.0	$2,511.1

The following table presents net sales as well as property and equipment and operating lease ROU assets, which are shown net of accumulated depreciation and or accumulated amortization, by geographic area:

	Net Sales			Property and Equipment		Operating Lease ROU Assets
	Year Ended December 31,			As of December 31,		As of December 31,
(in millions)	2020	2019	2018	2020	2019	2020	2019
U.S.	$5,521.8	$6,779.6	$7,800.9	$149.4	$174.3	$311.8	$383.4
Canada	650.9	699.4	712.7	42.3	39.1	30.6	34.9
Rest of world	172.9	180.4	182.6	3.0	3.5	9.3	10.9
Total	$6,345.6	$7,659.4	$8,696.2	$194.7	$216.9	$351.7	$429.2

No single customer accounted for more than 5% of net sales for the years ended December 31, 2020, 2019 and 2018. During the year ended December 31, 2020, approximately 30% of our purchases were made from ten suppliers.

17. QUARTERLY DATA (UNAUDITED)

The unaudited quarterly results of operations for 2020 and 2019 are summarized below:

	2020
	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
Net sales	$1,707.3	$1,404.8	$1,591.2	$1,642.3
Cost of products sold	1,359.6	1,106.8	1,262.4	1,311.4
Net income (loss)	(0.4)	(18.5)	21.1	32.0

Weighted-average shares outstanding – basic	16.16	15.91	15.89	15.89
Weighted-average shares outstanding – diluted	16.16	15.91	16.21	16.80

Earnings (loss) per share (1):
Basic earnings (loss) per share	$(0.02)	$(1.16)	$1.33	$2.01

Diluted earnings (loss) per share	$(0.02)	$(1.16)	$1.30	$1.90
(1) See Note 12, Earning (Loss) Per Share, for discussion about the shares of common stock utilized in the computation of basic and diluted earnings (loss) per share for the year ended December 31, 2020.

	2019
	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
Net sales	$1,941.5	$1,958.2	$1,924.5	$1,835.2
Cost of products sold	1,591.4	1,584.3	1,550.8	1,479.7
Net income (loss)	(26.7)	(11.3)	5.1	3.4

Weighted-average shares outstanding – basic	15.94	16.09	16.10	16.10
Weighted-average shares outstanding – diluted	15.94	16.09	16.24	16.40

Earnings (loss) per share (1):
Basic earnings (loss) per share	$(1.68)	$(0.70)	$0.32	$0.21
Diluted earnings (loss) per share	$(1.68)	$(0.70)	$0.31	$0.21
(1) See Note 12, Earnings (Loss) Per Share, for discussion about the shares of common stock utilized in the computation of basic and diluted earnings (loss) per share for the year ended December 31, 2019.

See the table below for the quarterly breakdown of restructuring charges, net and integration expenses:

	2020
	Three Months Ended
(in millions)	March 31	June 30	September 30	December 31
Restructuring charges, net	$—	$32.5	$7.9	$11.8

	2019
	Three Months Ended
(in millions)	March 31	June 30	September 30	December 31
Restructuring charges, net	$2.4	$6.9	$7.6	$11.9
Integration expenses	4.3	4.5	4.5	4.2

18. SUBSEQUENT EVENT

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50 million share repurchase program. Under this program the Company may purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, tender offers or otherwise, in accordance with all applicable securities laws and regulations. This authorization replaces the $25 million share repurchase authorization previously approved by the Board of Directors in March 2020 and may be suspended, terminated, increased or decreased by the Board at any time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act, of 1934, as amended (the "Exchange Act"), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's businesses. In making this assessment on the effectiveness of our internal control over financial reporting as of December 31, 2020, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). Based on our assessment, management has concluded that internal controls over financial reporting were effective as of December 31, 2020.

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

Audit and Finance Committee Responsibility

The Audit and Finance Committee of our Board of Directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit and Finance Committee reviews with the independent auditors the scope and results of the audit effort. The Audit and Finance Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit and Finance Committee. Our Audit and Finance Committee's Report can be found in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2021, which will be filed on or about March 17, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Veritiv Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Veritiv Corporation and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 3, 2021 expressed an unqualified opinion on those financial statements.

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
March 3, 2021

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors of the Company.
This information is incorporated by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Proposal 1 – Election of Directors."

(b) Executive Officers of the Company.
This information can be found under "Information About Our Executive Officers" in Part I, Item 1 of this report.

(c) Audit Committee Financial Experts.
This information is incorporated by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Board Committees."

(d) Identification and Composition of the Audit and Finance Committee.
This information is incorporated by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Board Committees."

(e) Delinquent Section 16(a) Reports.
Not applicable.

(f) Code of Ethics.
This information is incorporated by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Corporate Governance—Corporate Governance Principles."

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Executive Compensation" and "Corporate Governance—Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Corporate Governance—Related Person Transaction Policy" and "Corporate Governance—Director Independence."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Principal Accountant Fees and Services."

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

3.3	Amended and Restated Bylaws of Veritiv Corporation, incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 21, 2018

4.1	Description of the Registrant's Securities, incorporated by reference from Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on February 27, 2020.

10.1
Amended and Restated ABL Credit Agreement, dated as of July 1, 2014, as amended as of August 11, 2016 and as amended and restated as of April 9, 2020, by and among Veritiv Corporation, Veritiv Operating Company (f/k/a Unisource Worldwide, Inc.) and the other borrowers from time to time parties thereto, the several lenders and financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2020.

Exhibit No.	Description
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

10.6†
Employment Agreement, dated as of December 29, 2017, between Veritiv Corporation and Mary A. Laschinger, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2018.

10.7†
Offer Letter, dated as of February 13, 2014, between Veritiv Corporation (f/k/a xpedx Holding Company) and Stephen J. Smith, incorporated by reference from Exhibit 10.12 to the Registrant's Form 10-Q filed on August 14, 2014.

10.8†	Offer Letter, dated as of September 16, 2016, between Veritiv Operating Company and Tracy L. Pearson incorporated by reference from Exhibit 10.10 to the Registrant's Form 10-K filed on March 1, 2018.

10.9†
Addendum to Offer Letter, dated November 15, 2016, between Veritiv Operating Company and Tracy L. Pearson incorporated by reference from Exhibit 10.11 to the Registrant's Form 10-K filed on March 1, 2018.

10.10†
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

10.13†	Veritiv Corporation Deferred Compensation Savings Plan, incorporated by reference from Exhibit 10.20 to the Registrant's Form 10-Q filed on November 14, 2014.

10.14†	Form of Director Deferred Share Unit Award Agreement, incorporated by reference from Exhibit 10.21 to the Registrant's Form 10-K filed on March 24, 2015.

10.15†	Form of Director Deferred Share Unit Award Agreement (Stock-Settled Award), incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q filed on August 9, 2016.

10.16†	Form of Restricted Stock Unit Award Agreement, incorporated by reference from Exhibit 10.22 to the Registrant's Form 10-K filed on March 24, 2015.

10.17†	Form of Performance Share Award Agreement (Adjusted EBITDA Performance Shares), incorporated by reference from Exhibit 10.23 to the Registrant's Form 10-K filed on March 24, 2015.

10.18†	Form of Performance Share Award Agreement (Relative TSR Performance Shares), incorporated by reference from Exhibit 10.24 to the Registrant's Form 10-K filed on March 24, 2015.

Exhibit No.	Description

10.19†
2015 Veritiv Corporation Annual Incentive Plan, as amended and restated, effective March 8, 2017 incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 13, 2017.

10.20†
Separation Agreement, dated as of December 6, 2019, by and between Veritiv Corporation and Thomas S. Lazzaro, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 9, 2019.

10.21†	Form of Restricted Stock Unit Award Agreement (2020 revision), incorporated by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed on February 27, 2020.

10.22†
Form of Performance-Based Unit Award Agreement (ROIC, Packaging Gross Profit Dollar Growth & Relative TSR Modifier), incorporated by reference from Exhibit 10.25 to the Registrant's Annual Report on Form 10-K filed on February 27, 2020.

10.23†
Separation Agreement, dated as of September 18, 2020 by and between Veritiv Corporation and Mary A. Laschinger, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 21, 2020.

10.24†
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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2021.

VERITIV CORPORATION
(Registrant)

By:	/s/ Salvatore A. Abbate
Name: Salvatore A. Abbate
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2021.

(i)	Principal executive officer:
	/s/ Salvatore A. Abbate	Chief Executive Officer and Director
Salvatore A. Abbate

(ii)	Principal financial officer:
	/s/ Stephen J. Smith	Senior Vice President and Chief Financial Officer
Stephen J. Smith

(iii)	Principal accounting officer:
	/s/ Andrew E. Magley	Chief Accounting Officer
Andrew E. Magley

(iv)	Directors:

	/s/ Stephen E. Macadam	Chairman of the Board of Directors
Stephen E. Macadam

	/s/ Shantella E. Cooper	Director
Shantella E. Cooper

	/s/ David E. Flitman	Director
David E. Flitman

	/s/ Daniel T. Henry	Director
Daniel T. Henry

	/s/ Tracy A. Leinbach	Director
Tracy A. Leinbach

	/s/ Michael P. Muldowney	Director
Michael P. Muldowney

	/s/ Charles G. Ward, III	Director
Charles G. Ward, III