Form 10-Q
period 2021-03-31
Veritiv Corp
filed 2021-05-05
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or
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

The number of shares outstanding of the registrant's common stock as of April 30, 2021 was 15,664,599.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales (including sales to related party of $5.6 in 2020)	$1,559.3	$1,707.3
Cost of products sold (including purchases from related party of $18.8 in 2020) (exclusive of depreciation and amortization shown separately below)	1,238.1	1,359.6
Distribution expenses	101.5	123.4
Selling and administrative expenses	166.4	203.6
Depreciation and amortization	14.5	13.8
Restructuring charges, net	4.3	—
Operating income (loss)	34.5	6.9
Interest expense, net	5.1	7.0
Other (income) expense, net	(1.0)	(0.1)
Income (loss) before income taxes	30.4	0.0
Income tax expense (benefit)	9.1	0.4
Net income (loss)	$21.3	$(0.4)

Earnings (loss) per share:
Basic earnings (loss) per share	$1.34	$(0.02)
Diluted earnings (loss) per share	$1.28	$(0.02)

Weighted-average shares outstanding:
Basic	15.88	16.16
Diluted	16.66	16.16

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$21.3	$(0.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.3)	(14.0)
Change in fair value of cash flow hedge, net of tax (1)	0.0	0.0
Pension liability adjustments, net of tax (1)	0.0	0.0
Other comprehensive income (loss)	(0.3)	(14.0)
Total comprehensive income (loss)	$21.0	$(14.4)
(1) Amounts shown are net of tax impacts, which were not significant for the periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$109.0	$120.6
Accounts receivable, less allowances of $41.1 and $41.6, respectively	853.3	849.5
Inventories	493.5	465.4
Other current assets	118.2	119.5
Total current assets	1,574.0	1,555.0
Property and equipment (net of accumulated depreciation and amortization of $382.4 and $375.9, respectively)	182.9	194.7
Goodwill	99.6	99.6
Other intangibles, net	46.3	47.4
Deferred income tax assets	56.9	60.0
Other non-current assets	369.0	378.3
Total assets	$2,328.7	$2,335.0
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$513.4	$471.9
Accrued payroll and benefits	50.8	80.6
Other accrued liabilities	167.5	182.2
Current portion of debt	14.9	14.7
Total current liabilities	746.6	749.4
Long-term debt, net of current portion	600.7	589.1
Defined benefit pension obligations	17.6	18.2
Other non-current liabilities	386.4	395.2
Total liabilities	1,751.3	1,751.9
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 16.8 million and 16.6 million, respectively; shares outstanding - 15.5 million and 15.9 million, respectively	0.2	0.2
Additional paid-in capital	632.8	634.9
Accumulated earnings (deficit)	19.9	(1.4)
Accumulated other comprehensive loss	(33.8)	(33.5)
Treasury stock at cost - 1.3 million shares in 2021 and 0.7 million shares in 2020	(41.7)	(17.1)
Total shareholders' equity	577.4	583.1
Total liabilities and shareholders' equity	$2,328.7	$2,335.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income (loss)	$21.3	$(0.4)
Depreciation and amortization	14.5	13.8
Amortization and write-off of deferred financing fees	0.3	0.6
Net losses (gains) on disposition of assets and sale of a business	(2.2)	0.1
Provision for expected credit losses	0.9	4.4
Deferred income tax provision (benefit)	3.1	5.2
Stock-based compensation	1.2	9.4
Other non-cash items, net	0.8	2.6
Changes in operating assets and liabilities
Accounts receivable and related party receivable	(10.3)	(19.6)
Inventories	(30.7)	38.5
Other current assets	1.7	1.2
Accounts payable and related party payable	54.3	50.9
Accrued payroll and benefits	(29.8)	(13.2)
Other accrued liabilities	(10.9)	(8.8)
Other	(1.0)	0.1
Net cash provided by (used for) operating activities	13.2	84.8
Investing activities
Property and equipment additions	(6.3)	(8.9)
Proceeds from asset sales and sale of a business	8.0	0.7
Net cash provided by (used for) investing activities	1.7	(8.2)
Financing activities
Change in book overdrafts	(9.2)	(24.7)
Borrowings of long-term debt	1,392.8	1,479.8
Repayments of long-term debt	(1,378.9)	(1,483.6)
Payments under right-of-use finance leases	(3.3)	(2.9)
Purchase of treasury stock	(24.6)	(3.5)
Payments under Tax Receivable Agreement	—	(0.3)
Payments under other contingent consideration	—	(3.5)
Other	(2.9)	(0.5)
Net cash provided by (used for) financing activities	(26.1)	(39.2)
Effect of exchange rate changes on cash	(0.4)	(0.8)
Net change in cash and cash equivalents	(11.6)	36.6
Cash and cash equivalents at beginning of period	120.6	38.0
Cash and cash equivalents at end of period	$109.0	$74.6
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$11.2	$0.6
Cash paid for interest	4.6	6.2
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases	$0.2	$11.2
Non-cash additions to other non-current assets for right-of-use operating leases	11.3	10.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, unaudited)

	2021
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	16.6	$0.2	$634.9	$(1.4)	$(33.5)	(0.7)	$(17.1)	$583.1
Net income (loss)				21.3				21.3
Other comprehensive income (loss)					(0.3)			(0.3)
Stock-based compensation			1.2					1.2
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(3.3)					(3.3)
Treasury stock purchases						(0.6)	(24.6)	(24.6)
Balance at March 31, 2021	16.8	$0.2	$632.8	$19.9	$(33.8)	(1.3)	$(41.7)	$577.4
(1) Accumulated other comprehensive loss.

	2020
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	16.4	$0.2	$618.0	$(35.3)	$(33.1)	(0.3)	$(13.6)	$536.2
Net income (loss)				(0.4)				(0.4)
Other comprehensive income (loss)					(14.0)			(14.0)
Stock-based compensation			9.4					9.4
Issuance of common stock, net of stock received for minimum tax withholdings	0.1	0.0	(0.6)					(0.6)
Adoption impact - Accounting Standards Update 2016-13				(0.3)				(0.3)
Treasury stock purchases						(0.4)	(3.5)	(3.5)
Balance at March 31, 2020	16.5	$0.2	$626.8	$(36.0)	$(47.1)	(0.7)	$(17.1)	$526.8
(1) Accumulated other comprehensive loss.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger (the "Merger") of International Paper Company's xpedx distribution solutions business ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource"). Veritiv operates from approximately 125 distribution centers primarily throughout the United States ("U.S."), Canada and Mexico.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete set of annual audited financial statements. The accompanying unaudited financial information should be read in conjunction with the Consolidated Financial Statements and Notes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2020. In the opinion of management, all adjustments, including normal recurring accruals and other adjustments, considered necessary for a fair presentation of the interim financial information have been included. The operating results for the interim periods are not necessarily indicative of results for the full year, particularly in light of the novel coronavirus ("COVID-19") pandemic and its effects on the domestic and global economies. These financial statements include all of the Company's subsidiaries. All significant intercompany transactions between Veritiv's businesses have been eliminated.

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

Primarily beginning in April 2020, unfavorable impacts from the COVID-19 pandemic have had a negative impact on the Company's financial results. As a result of the COVID-19 pandemic, the Company could continue to experience impacts including, but not limited to, charges from potential adjustments of the carrying amount of accounts and notes receivables and inventory, asset impairment charges, including goodwill, and deferred tax valuation allowances. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations, access to sources of liquidity and financial condition will depend on future developments. These developments, which are highly uncertain and cannot be predicted, include, but are not limited to, the duration, spread and severity of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, the availability, adoption and effectiveness of a vaccine and to what extent normal economic and operating conditions can resume and be sustained. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession, downturn or volatility that has occurred or may occur in the future. Estimates are revised as additional information becomes available.

Accounting Pronouncements

Recently Adopted Accounting Standards

Effective January 1, 2021, the Company adopted Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740). The standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The update also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The adoption did not materially impact the Company's financial statements and disclosures.

Recently Issued Accounting Standards Not Yet Adopted

ASU 2020-04, Reference Rate Reform (Topic 848) - This standard provides temporary optional expedients and exceptions to accounting guidance for certain contract modifications and hedging arrangements to ease financial reporting burdens as the market transitions from the London Interbank Offered Rate ("LIBOR") and other interbank reference rates to alternative reference rates. The guidance is available for prospective application upon its issuance and can generally be applied to contract modifications and hedging relationships entered into March 12, 2020 through December 31, 2022. The Company has an interest rate cap arrangement and long-term debt for which existing payments are based on LIBOR. The Company is currently evaluating the timing of adoption and the related impact on its consolidated financial statements. Currently, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

2. REVENUE RECOGNITION AND CREDIT LOSSES

Veritiv applies the five-step model to assess its contracts with customers. The Company's revenue is reported as net sales and is measured as the determinable transaction price, net of any variable consideration (e.g., sales incentives and rights to return product) and any taxes collected from customers and remitted to governmental authorities. Certain revenues are derived from shipments which are made directly from a manufacturer to a Veritiv customer. The Company is considered to be a principal to these transactions. Revenues from these sales are reported on a gross basis on the Condensed Consolidated Statements of Operations and have historically represented approximately 35% of Veritiv's total net sales. As a normal business practice, Veritiv does not enter into contracts that require more than one year to complete or that contain significant financing components. The Company considers handling and delivery as activities to fulfill its performance obligations. Billings for third-party freight are accounted for as net sales and handling and delivery costs are accounted for as distribution expenses. The Company has established credit and collection processes whereby collection assessments are performed and expected credit losses are recognized. Veritiv enters into incentive programs with certain of its customers, which are generally based on sales to those same customers. Veritiv follows the expected value method when estimating its retrospective incentives and records the estimated amount as a reduction to gross sales when revenue is recognized. Estimates of the variable consideration are based primarily on contract terms, current customer forecasts as well as historical experience.

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, estimated inventory returns were not significant.

A customer contract liability will arise when Veritiv has received payment for goods and services, but has not yet transferred the items to a customer and satisfied its performance obligations. Veritiv records a customer contract liability for performance obligations outstanding related to payments received in advance for customer deposits on equipment sales and other sale arrangements requiring prepayment, which are included in accounts payable on the Condensed Consolidated Balance Sheets. Veritiv expects to satisfy these remaining performance obligations and recognize the related revenues upon delivery of the goods and services to the customer's designated location within 12 months following receipt of the payment. Most equipment sales deposits are held for approximately 90 days and other sale arrangements requiring prepayment initially cover a 60 - 90 day period, but can be renewed by the customer.

See the table below for a summary of the changes to the customer contract liabilities for the three months ended March 31, 2021 and 2020:

	Customer Contract Liabilities
(in millions)	2021	2020
Balance at January 1,	$12.2	$11.7
Payments received	14.2	11.0
Revenue recognized from beginning balance	(7.3)	(9.0)
Revenue recognized from current year receipts	(7.1)	(2.8)
Balance at March 31,	$12.0	$10.9

Historically, the Company's ten largest customers have generated approximately 10% of its consolidated annual net sales. Veritiv's principal markets are concentrated primarily across North America with net sales in the U.S., Canada and Mexico of approximately 87%, 10% and 2%, respectively. Veritiv evaluated the nature of the products and services provided to its customers as well as the nature of the customer and the geographical distribution of its customer base and determined that the best representative level of disaggregated revenue is the product category basis. The following is a brief description of the Company's four reportable segments, organized by major product category. This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category, which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as the Veritiv logistics solutions business which provides transportation and warehousing solutions.

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

•Print – The Print segment sells and distributes commercial printing, writing, copying, digital, specialty products and graphics consumables primarily in North America. Veritiv's broad geographic platform of operations coupled with the breadth of paper and graphics products, including exclusive private brand offerings, provides a foundation to service national, regional and local customers across North America.

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

See Note 13, Segment and Other Information, for the disaggregation of revenue and other information related to the Company's reportable segments and Corporate & Other.

Allowance for Credit Losses

The components of the accounts receivable allowances were as follows:

(in millions)	March 31, 2021	December 31, 2020
Allowance for credit losses	$30.7	$31.4
Other allowances(1)	10.4	10.2
Total accounts receivable allowances	$41.1	$41.6
(1) Includes amounts reserved for credit memos, customer discounts, customer short pays and other miscellaneous items.

Below is a rollforward of the Company’s allowance for credit losses for the three months ended March 31, 2021:

	Packaging and Facility Solutions		Print - High Risk		Print - Medium/Low Risk
(in millions)	U.S.	Canada	U.S.	Canada	U.S.	Canada	Publishing(1)	Rest of world	Corporate & Other(1)	Total
Ending balance, December 31, 2020	$14.4	$0.5	$10.2	$0.7	$2.2	$0.0	$1.6	$1.0	$0.8	$31.4
Add / (Deduct):
Provision for expected credit losses	1.9	0.1	(0.8)	0.0	0.3	0.0	(0.7)	0.0	0.1	0.9
Write-offs charged against the allowance	(1.3)	0.0	(0.2)	0.0	0.0	—	—	0.0	(0.1)	(1.6)
Recoveries of amounts previously written off	0.0	—	0.0	—	0.0	—	—	—	—	0.0
Other adjustments(2)	—	0.0	1.4	0.0	(1.4)	0.0	—	0.0	—	0.0
Ending balance, March 31, 2021	$15.0	$0.6	$10.6	$0.7	$1.1	$0.0	$0.9	$1.0	$0.8	$30.7
(1) Publishing and Corporate & Other have only U.S. Operations.
(2) Other adjustments represent amounts reserved for foreign currency translation adjustments and reserves for certain customer accounts where revenue is not recognized because collectability is not probable, and may include accounts receivable allowances recorded in connection with acquisitions.

The Company, under certain circumstances, enters into note receivable agreements with customers. Expected credit losses are recognized when collectability is uncertain; these losses are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2021 and 2020, the Company recognized $0.0 million and $2.3 million, respectively, in the provision for expected credit losses related to these notes receivable. At March 31, 2021 and December 31, 2020, the Company held $2.0 million and $2.2 million, respectively, in notes receivable within other current assets on the Condensed Consolidated Balance Sheets.

3. LEASES

The Company leases certain property and equipment used for operations to limit its exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment. As of March 31, 2021, the Company operated from approximately 125 distribution centers of which approximately 115 were leased. These facilities are strategically located throughout the U.S., Canada and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions.

The components of lease expense were as follows:

(in millions)		Three Months Ended March 31,
Lease Classification	Financial Statement Classification	2021	2020
Short-term lease expense(1)	Operating expenses	$1.0	$0.9

Operating lease expense(2)	Operating expenses	$25.6	$27.1

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$3.7	$3.5
Interest expense	Interest expense, net	0.7	0.8
Total finance lease expense		$4.4	$4.3

Total Lease Cost		$31.0	$32.3
(1) Short-term lease expense is comprised of expenses related to leases with a term of twelve months or less, which includes expenses related to month-to-
month leases.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were not significant for the periods presented.

Supplemental balance sheets and other information were as follows:

(in millions, except weighted-average data)		March 31, 2021	December 31, 2020
Lease Classification	Financial Statement Classification
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$342.4	$351.7

Operating lease obligations - current	Other accrued liabilities	$83.2	$81.9
Operating lease obligations - non-current	Other non-current liabilities	296.4	307.4
Total operating lease obligations		$379.6	$389.3

Weighted-average remaining lease term in years		5.9	6.1
Weighted-average discount rate		4.7%	4.7%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$73.4	$76.6

Finance lease obligations - current	Current portion of debt	$13.3	$13.4
Finance lease obligations - non-current	Long-term debt, net of current portion	66.2	68.9
Total finance lease obligations		$79.5	$82.3

Weighted-average remaining lease term in years		7.0	7.1
Weighted-average discount rate		3.7%	3.7%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Three Months Ended March 31,
Lease Classification	Financial Statement Classification	2021	2020
Operating Leases:
Operating cash flows from operating leases	Operating activities	$26.5	$27.8

Finance Leases:
Operating cash flows from finance leases	Operating activities	$0.7	$0.8
Financing cash flows from finance leases	Financing activities	3.3	2.9

Lease Commitments

Future minimum lease payments at March 31, 2021 were as follows:

(in millions)	Finance Leases	Operating Leases (1)
2021 (excluding the three months ended March 31, 2021)	$12.0	$75.5
2022	15.6	87.1
2023	13.3	67.1
2024	11.5	53.7
2025	10.7	42.8
2026	8.0	38.0
Thereafter	19.9	73.8
Total future minimum lease payments	91.0	438.0
Amount representing interest	(11.5)	(58.4)
Total future minimum lease payments, net of interest	$79.5	$379.6
(1) Future sublease income of $2.0 million is excluded from the operating leases amount in the table above.

Total future minimum lease payments at March 31, 2021 for finance and operating leases, including the amount representing interest, are comprised of $455.9 million for real estate leases and $73.1 million for non-real estate leases.

At March 31, 2021, the Company had committed to additional future obligations of approximately $24.3 million for real estate operating leases that have not yet commenced and therefore are not included in the table above. These leases will commence within the next nine months with an average lease term of approximately nine years.

4. RESTRUCTURING CHARGES

2020 Restructuring Plan

During the second quarter of 2020, the Company initiated a restructuring plan in response to the impact of the COVID-19 pandemic on its business operations and the ongoing secular changes in its Print and Publishing segments. During the fourth quarter of 2020, the Company expanded the initial plan to further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. The initial and expansion activities are collectively referred to as the "2020 Restructuring Plan." The 2020 Restructuring Plan includes (i) a reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, (ii) the closure of certain warehouse facilities and retail stores, (iii) adjustments to various compensation plans, (iv) repositioning of inventory to expand the Company's service radius and (v) other actions.

The Company currently estimates it will incur total restructuring charges of between $70 million and $87 million in connection with the 2020 Restructuring Plan. These costs will include the following activities (i) employee termination and other one-time compensation costs, (ii) real estate exit costs, (iii) certain inventory related costs and (iv) other exit costs. Through March 31, 2021, the Company has incurred approximately $56.5 million in costs and charges. Initial charges were incurred and recorded in June 2020. The Company expects to substantially complete the 2020 Restructuring Plan by the end of 2021.

Other direct costs reported in the table below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The following is a summary of the Company's 2020 Restructuring Plan liability activity for the three months ended March 31, 2021 (costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals):

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2020	$15.4	$6.9	$22.3
Costs incurred	(0.3)	2.7	2.4
Payments	(5.2)	(1.6)	(6.8)
Balance at March 31, 2021	$9.9	$8.0	$17.9

In addition to the costs incurred in the table above, during the three months ended March 31, 2021, the Company expensed $1.9 million of Other Direct Costs, which was prepaid during the fourth quarter of 2020.

Additionally, the Company holds other restructuring liabilities related to the previous restructuring plans that as of March 31, 2021, totaled $23.3 million, of which $19.7 million was related to MEPP withdrawal obligations that will be paid-out over an approximate 20-year period. These other liabilities as of December 31, 2020, totaled $24.0 million, of which $20.0 million was related to MEPP withdrawal obligations.

See Note 13, Segment and Other Information, for the impact that charges from these restructuring plans had on the Company's reportable segments.

5. DEBT

The Company's debt obligations were as follows:

(in millions)	March 31, 2021	December 31, 2020
Asset-Based Lending Facility (the "ABL Facility")	$534.5	$520.2
Commercial card program	1.6	1.3
Finance leases	79.5	82.3
Total debt	615.6	603.8
Less: current portion of debt	(14.9)	(14.7)
Long-term debt, net of current portion	$600.7	$589.1

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

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2021, the available additional borrowing capacity under the ABL Facility was approximately $343.8 million. As of March 31, 2021, the Company held $12.1 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At March 31, 2021, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Commercial Card Program

The Company has a commercial purchasing card program that is used for business purpose purchasing and must be paid in-full monthly. At March 31, 2021, the card carried a maximum credit limit of $37.5 million. At March 31, 2021 and December 31, 2020, $1.6 million and $1.3 million, respectively, was outstanding on the commercial card. The net change in the outstanding balance is classified as a financing activity on the Condensed Consolidated Statements of Cash Flows.

6. INCOME TAXES

The Company calculated the expense for income taxes during the three months ended March 31, 2021, by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to "ordinary" income or loss (pre-tax income excluding unusual or infrequently occurring discrete items) for the reporting period. For the three months ended March 31, 2020, due to the heightened uncertainty surrounding the COVID-19 pandemic, Veritiv was unable to reasonably estimate its AETR and used its actual year-to-date effective tax rate to calculate income tax expense.

The following table presents the expense (benefit) for income taxes and the effective tax rates for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in millions)	2021	2020
Income (loss) before income taxes	$30.4	$0.0
Income tax expense (benefit)	9.1	0.4
Effective tax rate	29.9%	*
* not meaningful

The difference between the Company's effective tax rates for the three months ended March 31, 2021 and 2020, and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), non-deductible expenses, tax expense for stock compensation vesting, Global Intangible Low-Taxed Income ("GILTI"), and the Company's pre-tax book income (loss) by jurisdiction. In addition, Veritiv recognized the tax-effect of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the quarter ended March 31, 2020, and recorded an estimated $2.1 million benefit, primarily related to the carryback of net operating loss (“NOL” or “NOLs”) generated in 2019 to prior years in which the U.S. statutory tax rate was 35%.

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

7. RELATED PARTY TRANSACTIONS

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50.0 million share repurchase program (the "2021 Share Repurchase Program"). Executing within the 2021 Share Repurchase Program, on March 9, 2021, Veritiv entered into a Share Repurchase Agreement with UWW Holdings, LLC (the "UWWH Stockholder"), pursuant to which the Company agreed to repurchase (the “Share Repurchase”) an aggregate of 553,536 shares of its common stock owned by the UWWH Stockholder for an aggregate purchase price of $23.2 million. The Share Repurchase closed on March 12, 2021 and the Company funded the Share Repurchase with cash on hand. Concurrently with the closing of the Share Repurchase, the UWWH Stockholder sold the remainder of its shares of Veritiv common stock to an unrelated third party.

Agreements with the UWWH Stockholder prior to the Share Repurchase

In January 2020, in connection with the Tax Receivable Agreement ("TRA") executed at the time of the Merger, Veritiv paid $0.3 million in principal and interest to the UWWH Stockholder for the utilization of pre-merger NOLs in its 2018 federal and state tax returns. In December 2020, the Company and the UWWH Stockholder agreed to settle the TRA. The Company paid the UWWH Stockholder a total of $12.0 million in settlement of all past and future liabilities that would have been owed under the TRA and the parties agreed to a mutual release of claims under the TRA. See Note 9, Fair Value Measurements, for additional information regarding the TRA.

On November 19, 2020, the UWWH Stockholder sold 1.40 million shares of Veritiv common stock in an underwritten public offering. The Company did not sell or repurchase any shares and did not receive any of the proceeds. Following completion of such sale, which reduced the UWWH Stockholder's ownership below 10% of Veritiv's outstanding common stock, Georgia-Pacific, as joint owner of the UWWH Stockholder, is no longer treated as a related party. The Company considers its stockholders that own more than 10.0% of its outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. The following table summarizes the financial impact of the transactions with Georgia-Pacific during the prior year period when it was considered a related party:

Three Months Ended March 31,
(in millions)	2020
Sales to Georgia-Pacific, reflected in net sales	$5.6
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	18.8

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

Total net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.6	$0.1	$0.6	$0.1

Interest cost	$0.3	$0.5	$0.4	$0.6
Expected return on plan assets	(1.1)	(1.0)	(1.0)	(0.9)
Total other components	$(0.8)	$(0.5)	$(0.6)	$(0.3)
Net periodic benefit cost (credit)	$(0.2)	$(0.4)	$0.0	$(0.2)

9. FAIR VALUE MEASUREMENTS

At March 31, 2021 and December 31, 2020, the carrying amounts of cash and cash equivalents, receivables, payables, other components of other current assets and other accrued liabilities, and the short-term debt associated with the commercial card program approximate their fair values due to the short maturity of these items. Cash and cash equivalents may include highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash.

Borrowings under the ABL Facility are at variable market interest rates, and accordingly, the carrying amount approximates fair value, which is a Level 2 measurement. The fair value of the debt-related interest rate cap was derived from a discounted cash flow analysis based on the terms of the agreement and Level 2 data for the forward interest rate curve adjusted for the Company's credit risk and was not significant for the periods presented in this report. See Note 5, Debt, for additional information regarding the Company's ABL Facility and other obligations.

At March 31, 2021 and December 31, 2020, the Company had assets held for sale of $1.4 million and $0.4 million, respectively. These assets are included in other current assets on the Condensed Consolidated Balance Sheets at the lower of their carrying value or fair value at March 31, 2021 and December 31, 2020, respectively.

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the TRA at fair value using a discounted cash flow model. The contingent liability was remeasured at fair value at each reporting period-end with the change in fair value recognized in other (income) expense, net on the Condensed Consolidated Statements of Operations. In December 2020, the Company and the UWWH Stockholder agreed to settle the TRA. See Note 7, Related Party Transactions, for additional information regarding the TRA.

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

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations is as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Numerator:
Net income (loss)	$21.3	$(0.4)

Denominator:
Weighted-average shares outstanding – basic	15.88	16.16
Dilutive effect of stock-based awards	0.78	—
Weighted-average shares outstanding – diluted	16.66	16.16

Earnings (loss) per share:
Basic earnings (loss) per share	$1.34	$(0.02)
Diluted earnings (loss) per share	$1.28	$(0.02)

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	0.11	1.28
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.07	0.32

In accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units and/or Performance Condition Share Units vested during those periods. The net share issuance is included on the Condensed Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2021 and 2020. For additional information related to these plans refer to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

See the table below for information related to these transactions.

(in millions)	2021	2020
Three months ended March 31,
Shares issued	0.3	0.2
Shares recovered for minimum tax withholding	(0.1)	(0.1)
Net shares issued	0.2	0.1

11. ACCUMULATED OTHER COMPREHENSIVE LOSS ("AOCL")

Comprehensive income (loss) is reported on the Condensed Consolidated Statements of Comprehensive Income (Loss) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income (loss).

The following table provides the components of AOCL at March 31, 2021 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2020	$(24.2)	$(9.1)	$(0.2)	$(33.5)
Unrealized net gains (losses) arising during the period	(0.3)	0.0	0.0	(0.3)
Net current period other comprehensive income (loss)	(0.3)	0.0	0.0	(0.3)
Balance at March 31, 2021	$(24.5)	$(9.1)	$(0.2)	$(33.8)

The following table provides the components of AOCL at March 31, 2020 (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2019	$(26.6)	$(6.2)	$(0.3)	$(33.1)
Unrealized net gains (losses) arising during the period	(14.0)	0.0	0.0	(14.0)
Net current period other comprehensive income (loss)	(14.0)	0.0	0.0	(14.0)
Balance at March 31, 2020	$(40.6)	$(6.2)	$(0.3)	$(47.1)

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

Western Pennsylvania Teamsters and Employers Pension Fund

During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund"), a MEPP related to its Warrendale, Pennsylvania location, and recognized an estimated partial withdrawal liability of $6.5 million, which was unchanged as of March 31, 2021.

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Fund related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million, which was unchanged as of March 31, 2021. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity.

The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability. Final charges for MEPP withdrawals are not known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. As of March 31, 2021, the Company has not yet received the determination letters for the partial and subsequent full withdrawal from the Western Pennsylvania Fund. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively.

13. SEGMENT AND OTHER INFORMATION

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

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Three Months Ended March 31, 2021
Net sales	$854.6	$206.1	$323.2	$148.1	$1,532.0	$27.3	$1,559.3
Adjusted EBITDA	78.0	11.5	12.3	5.1	106.9	(47.4)
Depreciation and amortization	6.1	2.0	1.6	0.0	9.7	4.8	14.5
Restructuring charges, net	2.7	0.5	1.6	0.0	4.8	(0.5)	4.3

Three Months Ended March 31, 2020
Net sales	$802.6	$259.7	$452.2	$166.7	$1,681.2	$26.1	$1,707.3
Adjusted EBITDA	59.6	9.0	11.2	3.6	83.4	(47.2)
Depreciation and amortization	5.3	1.9	2.1	0.0	9.3	4.5	13.8

The table below presents a reconciliation of net income (loss) as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended March 31,
(in millions)	2021	2020
Net income (loss)	$21.3	$(0.4)
Interest expense, net	5.1	7.0
Income tax expense (benefit)	9.1	0.4
Depreciation and amortization	14.5	13.8
Restructuring charges, net	4.3	—
Facility closure charges, including (gain) loss from asset disposition	0.3	1.4
Stock-based compensation	1.2	9.4
LIFO reserve (decrease) increase	5.1	(5.9)
Non-restructuring severance charges	0.8	1.7
Non-restructuring pension charges, net	—	7.1
Fair value adjustment on TRA contingent liability	—	(0.7)
Fair value adjustment on contingent consideration liability	—	1.0
Other	(2.2)	1.4
Adjustment for Corporate & Other	47.4	47.2
Adjusted EBITDA for reportable segments	$106.9	$83.4

On March 31, 2021, the Company sold its Print segment's Rollsource business, which provides specialized converting of commercial printing paper for distribution to the business-forms, direct-mail and digital-printing industries. The Company received net cash proceeds of $7.5 million, which was immediately used to pay outstanding revolving loan borrowings under the ABL Facility. The net proceeds are reported as proceeds from asset sales and sale of a business in the investing activities section of the Condensed Consolidated Statements of Cash Flows. The Company recognized a gain of $2.4 million on the sale, which is included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. The divestiture is not considered a strategic shift that will have a major effect on the Company's operations or financial results; therefore it is not reported as discontinued operations.

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

Factors that could cause actual results to differ materially from current expectations include risks and other factors described under the heading "Risk Factors" and elsewhere in our Annual Report on Form 10-K and elsewhere in the Company's publicly available reports filed with the Securities and Exchange Commission ("SEC"), which contain a discussion of various factors that may affect the Company's business or financial results. Such risks and other factors, which in some instances are beyond the Company's control, include: adverse impacts of the COVID-19 pandemic; the industry-wide decline in demand for paper and related products; increased competition from existing and non-traditional sources; procurement and other risks in obtaining packaging, facility products and paper from our suppliers for resale to our customers; changes in prices for raw materials; changes in trade policies and regulations; increases in the cost of fuel and third-party freight and the availability of third-party freight providers; the loss of any of our significant customers; uncertainties as to the structure, timing, benefits and costs of the 2020 Restructuring Plan or any future restructuring plan that the Company may undertake; adverse developments in general business and economic conditions that could impair our ability to use net operating loss carryforwards and other deferred tax assets; our ability to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our ability to attract, train and retain highly qualified employees; our pension and health care costs and participation in multi-employer pension, health and welfare plans; the effects of work stoppages, union negotiations and labor disputes; our ability to generate sufficient cash to service our debt; increasing interest rates; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; our ability to comply with the covenants contained in our debt agreements; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; changes in tax laws; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; regulatory changes and judicial rulings impacting our business; the impact of adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets on demand for our products and services, our business including our international operations, and our customers; foreign currency fluctuations; inclement weather, widespread outbreak of an illness, anti-terrorism measures and other disruptions to our supply chain, distribution system and operations; our dependence on a variety of information technology and telecommunications systems and the Internet; our reliance on third-party vendors for various services; cybersecurity risks; and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.

For a more detailed discussion of these factors, see the information under the heading "Risk Factors" and elsewhere in our Annual Report on Form 10-K and in our other filings we make with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.

The following discussion of the Company's financial condition and results of operations for the three months ended March 31, 2021 should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Executive Overview

The COVID-19 Pandemic

The global outbreak of the novel coronavirus ("COVID-19"), which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the United States ("U.S.") and global economies and created significant uncertainty regarding potential impacts to Veritiv Corporation's ("Veritiv" or the "Company") operations, supply chain and customer demand. The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global societies, economies, financial markets and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including physical distancing recommendations, travel restrictions, border closures, limitations on public gatherings, work-from-home recommendations, supply chain logistical changes and closure of non-essential businesses. Veritiv’s logistics and distribution operations have fallen within guidance provided by various government authorities on essential businesses, services and workplaces and therefore the Company has not experienced any closures of distribution centers. Veritiv serves customers across a broad range of industry sectors and geographies, with varying COVID-19 impacts. Primarily beginning in April 2020, unfavorable impacts from the COVID-19 pandemic have had a negative impact on the Company's financial results, including decreased sales activity. Sales activity during the first quarter of 2021 continued to be below the same period in 2020 for the Company's reportable segments with the exception of the Packaging segment, which is now above pre-COVID-19 levels.

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

In April 2020, Veritiv took several actions to help mitigate the effects of the revenue decline and improve liquidity. These actions included (i) temporarily reducing salaries for senior leaders ranging from 10% to 50% through June 2020, (ii) temporarily reducing annual cash retainers for independent directors by 50% through June 2020, (iii) placing approximately 15% of its salaried workforce on temporary furloughs through mid-July 2020, (iv) adjusting its supply chain operations staff depending on volume at specific locations, (v) suspending its share repurchase program and (vi) reducing discretionary spending including planned capital expenditures. In July 2020, Veritiv took additional actions in response to the ongoing impacts of the COVID-19 pandemic to enhance liquidity, including implementing cost-savings and cash preservation initiatives as described under the "2020 Restructuring Plan" below. In addition, beginning with the second quarter of 2020, the Company invested $75.0 million of its cash in highly-liquid investments instead of paying down its long-term debt.

Veritiv's management expects that cash provided by operating activities and available capacity under the Asset-Based Lending Facility (the "ABL Facility") will provide sufficient funds to operate the business and meet other liquidity needs. As of March 31, 2021, Veritiv had cash and cash equivalents of $109.0 million and also had $343.8 million in available additional borrowing capacity under the ABL Facility. In April 2020, Veritiv refinanced and extended the maturity date of the ABL Facility to April 2025.

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

Other Events

2021 Share Repurchase Program

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50.0 million share repurchase program (the "2021 Share Repurchase Program"). Under this program the Company may purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, tender offers or otherwise, in accordance with all applicable securities laws and regulations. This authorization for the share repurchase program replaces the $25.0 million share repurchase authorization previously approved by the Board of Directors in March 2020 (the "2020 Share Repurchase Program") and may be suspended, terminated, increased or decreased by the Board at any time.

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

The 2020 Restructuring Plan includes (i) a reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, (ii) the closure of certain warehouse facilities and retail stores, (iii) adjustments to various compensation plans, (iv) repositioning of inventory to expand the Company's service radius and (v) other actions.

The Company currently estimates it will incur total restructuring charges of between $70 million and $87 million in connection with the 2020 Restructuring Plan. These costs will include the following activities (i) employee termination and other one-time compensation costs, (ii) real estate exit costs, (iii) certain inventory related costs and (iv) other exit costs. Initial charges were incurred and recorded in June 2020. The Company expects to substantially complete the 2020 Restructuring Plan by the end of 2021. See Note 4 of the Notes to Condensed Consolidated Financial Statements for information related to the Company's restructuring efforts.

Supply Chain Restructuring

On March 13, 2020, Veritiv announced that its Board of Directors authorized Company management to evaluate alternatives to restructure the Company’s integrated supply chain in an effort to facilitate better alignment with the supply chain needs of the Company’s customers by segment, with a view towards reducing complexity and lowering overall supply chain costs. Each of the Company’s reportable segments has different market dynamics and business and service needs. Moreover, to address the ongoing and rapid secular decline of the paper industry, management continues to explore opportunities to adapt the cost structure necessary to support the Print segment. The Company is not currently anticipating a separate restructuring of the supply chain operations in 2021 as the changes made in conjunction with the 2020 Restructuring Plan have positioned the Company to meet its near-term needs. There can be no assurance as to what form any future restructuring may take or whether this on-going evaluation will result in any restructuring. Additionally, any restructuring may result in a significant charge to earnings in any given financial reporting period or periods.

Business Overview

Veritiv is a leading North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger (the "Merger") of International Paper Company's xpedx distribution solutions business and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. The Company operates from approximately 125 distribution centers primarily throughout the U.S., Canada and Mexico.

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

The Company also has a Corporate & Other category which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as the Veritiv logistics solutions business which provides transportation and warehousing solutions. The following summary describes the products and services offered in each of the reportable segments:
•Packaging – Veritiv is a global provider of packaging products, services and solutions. The Packaging segment provides custom and standard packaging solutions for customers based in North America and in key global markets. Veritiv services its customers with a full spectrum of packaging product materials within the fiber-based, flexible and rigid categories. The business is strategically focused on higher growth industry sectors including manufacturing, food processing and service, fulfillment and internet retail, as well as niche sectors based on industry and product expertise. Veritiv's packaging professionals create customer value through supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting.

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

•Print – The Print segment sells and distributes commercial printing, writing, copying, digital, specialty products and graphics consumables primarily in North America. Veritiv's broad geographic platform of operations coupled with the breadth of paper and graphics products, including exclusive private brand offerings, provides a foundation to service national, regional and local customers across North America.

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

Seasonality

The Company's operating results are subject to seasonal influences.  Historically, its higher consolidated net sales have occurred during the third and fourth quarters while its lowest consolidated net sales have occurred during the first quarter. The Packaging segment net sales have traditionally increased each quarter throughout the year and net sales for the first quarter have typically been less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that build up to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment have traditionally peaked in the third quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and from back-to-school activities. Within the Print and Publishing segments, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year. The COVID-19 pandemic disrupted the Company's seasonal patterns in net sales across all segments and on a consolidated basis in 2020 due to the significant impacts of the pandemic on many of Veritiv's customers. The duration and extent of the COVID-19 pandemic is highly uncertain and the magnitude of continuing seasonality disruption is difficult to predict.

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2021	2020	$	%
Net sales	$1,559.3	$1,707.3	$(148.0)	(8.7)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,238.1	1,359.6	(121.5)	(8.9)%
Distribution expenses	101.5	123.4	(21.9)	(17.7)%
Selling and administrative expenses	166.4	203.6	(37.2)	(18.3)%
Depreciation and amortization	14.5	13.8	0.7	5.1%
Restructuring charges, net	4.3	—	4.3	*
Operating income (loss)	34.5	6.9	27.6	400.0%
Interest expense, net	5.1	7.0	(1.9)	(27.1)%
Other (income) expense, net	(1.0)	(0.1)	(0.9)	(900.0)%
Income (loss) before income taxes	30.4	0.0	30.4	*
Income tax expense (benefit)	9.1	0.4	8.7	*
Net income (loss)	$21.3	$(0.4)	$21.7	*
*- not meaningful

Net Sales
For the three months ended March 31, 2021, net sales decreased in all reportable segments except Packaging. Primarily beginning in April 2020, the Company experienced decreased net sales due to the negative impacts from the COVID-19 pandemic. The decline in net sales for the three months ended March 31, 2021 was primarily due to continued impacts of the COVID-19 pandemic across the non-Packaging segments and the continuing secular decline in the paper industry. The Print segment experienced the largest impact as net sales decreased $129.0 million. See the "Segment Results" section for additional discussion. Management expects net sales during the first half of 2021 to be unfavorably impacted in each of the Company's reportable segments due to the continuing negative effects of the COVID-19 pandemic, with the exception of the Packaging segment. The duration and extent of the COVID-19 pandemic is highly uncertain and the magnitude of net sales declines is difficult to predict.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three months ended March 31, 2021, cost of products sold decreased primarily due to lower net sales. Cost of products sold decreased at a faster rate than net sales due to improvements in pricing.

Distribution Expenses
For the three months ended March 31, 2021, distribution expenses decreased by $21.9 million, or 17.7%. The decrease was primarily due to (i) a $7.8 million decrease in wages and temporary employee expenses, (ii) a $7.1 million multi-employer pension plan withdrawal charge in the first quarter of 2020 that did not repeat in 2021, (iii) a $4.7 million decrease in facility and equipment rent expense and (iv) a $1.0 million decrease in freight and logistics expense. The decrease in wages and temporary employee expenses was primarily driven by actions taken by the Company in response to the COVID-19 pandemic, including lowering headcount across the Company's distribution network. The decrease in facility and equipment rent expense was primarily driven by consolidation of the Company's facilities. The decrease in freight and logistics expense was primarily driven by a decrease in third-party freight and fuel expenses mostly related to lower net sales volumes. The Company expects wages and related costs to decline in the first half of the year versus the comparable prior year period as a result of the reduction in the Company's U.S. salaried workforce.

Selling and Administrative Expenses
For the three months ended March 31, 2021, selling and administrative expenses decreased by $37.2 million, or 18.3%. The decrease was primarily due to (i) a $28.6 million decrease in personnel expenses, (ii) a $3.5 million decrease in bad debt expense, (iii) a $2.6 million decrease in professional fees expense and (iv) a $2.4 million gain on the sale of a business. The decrease in personnel expenses was primarily driven by (i) lower wages primarily as a result of actions taken by the Company in response to the COVID-19 pandemic, (ii) a decrease in commission expenses driven by lower net sales and (iii) a decrease in travel and entertainment expenses in response to the COVID-19 pandemic, partially offset by higher incentive compensation expenses. The Company expects wages and related costs to decline in the first half of the year versus the comparable prior year period as a result of the reduction in the Company's U.S. salaried workforce.

Depreciation and Amortization
For the three months ended March 31, 2021, depreciation and amortization increased by $0.7 million, or 5.1%. The increases were primarily due to increases in depreciation related to capitalized information technology and facilities expense.

Restructuring Charges, Net
For the three months ended March 31, 2021, restructuring charges, net, increased by $4.3 million. The increase was due to net charges from the 2020 Restructuring Plan occurring in 2021, which did not occur in the corresponding prior year period. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts.

Interest Expense, Net
For the three months ended March 31, 2021, interest expense, net, decreased by $1.9 million, or 27.1%. The decrease was primarily due to (i) a lower average balance on the Company's ABL Facility and (ii) lower average interest rates.

Other (Income) Expense, Net
For the three months ended March 31, 2021, other (income) expense, net, was income of $1.0 million. This was a net improvement of $0.9 million as compared to the same period in 2020. The improvement was primarily due to lower pension expenses and higher foreign currency gains.

Effective Tax Rate
Veritiv's effective tax rate was 29.9% for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2020 was not meaningful. The difference between the Company's effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), non-deductible expenses, tax expense for stock compensation vesting, Global Intangible Low-Taxed Income ("GILTI"), and the Company's pre-tax book income (loss) by jurisdiction. In addition, for the three months ended March 31, 2020, Veritiv recorded an estimated $2.1 million tax rate benefit related to the carryback of net operating losses which are now available due to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").

The historical volatility of the Company's effective tax rate has been primarily due to both the level of pre-tax book income (loss) as well as variations in the Company's income (loss) by jurisdiction. The Company may experience volatility of the effective tax rate in future periods due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax book income (loss) by jurisdiction, potential deferred tax valuation allowance increases in jurisdictions, including the U.S., changes in amounts of non-deductible expenses, and other items that could impact the effective tax rate.

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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Three Months Ended March 31, 2021
Net sales	$854.6	$206.1	$323.2	$148.1	$27.3
Adjusted EBITDA	78.0	11.5	12.3	5.1	(47.4)
Adjusted EBITDA as a % of net sales	9.1%	5.6%	3.8%	3.4%	*

Three Months Ended March 31, 2020
Net sales	$802.6	$259.7	$452.2	$166.7	$26.1
Adjusted EBITDA	59.6	9.0	11.2	3.6	(47.2)
Adjusted EBITDA as a % of net sales	7.4%	3.5%	2.5%	2.2%	*
* - not meaningful

See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of net income (loss) as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

The table below presents selected data for the Packaging segment:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2021	2020	$	%
Net sales	$854.6	$802.6	$52.0	6.5%
Adjusted EBITDA	78.0	59.6	18.4	30.9%
Adjusted EBITDA as a % of net sales	9.1%	7.4%		170 bps

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2021 vs. 2020
Volume	$43.4
Foreign currency	5.3
Price/Mix	3.3
Total change	$52.0

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

Net sales increased $52.0 million, or 6.5%, as compared to the same period in 2020. The net sales increase was primarily attributable to increased sales of corrugated products, ancillary packaging and labeling products as well as higher market prices. Similar to the fourth quarter of 2020, net sales during the first quarter of 2021 were positively impacted by strong e-commerce demand. Sales to industrial manufacturing customers continued to improve during the current period as compared to the fourth quarter of 2020, but certain sectors including automotive and aerospace remained below pre-COVID-19 pandemic sales volumes.

Adjusted EBITDA increased $18.4 million, or 30.9%, as compared to the same period in 2020. The increase in Adjusted EBITDA was primarily attributable to (i) increased net sales volume, (ii) a $4.6 million decrease in selling and administrative expenses and (iii) cost of products sold increasing at a slower rate than net sales, partially offset by a $1.7 million increase in distribution expenses. The decrease in selling and administrative expenses was primarily driven by a $4.9 million decrease in personnel expenses. The increase in distribution expenses was primarily driven by increased utilization of the distribution network, which is reflected in (i) a $0.9 million increase in freight and logistics expense and (ii) a $0.7 million increase in facility and equipment rent expense.

Facility Solutions

The table below presents selected data for the Facility Solutions segment:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2021	2020	$	%
Net sales	$206.1	$259.7	$(53.6)	(20.6)%
Adjusted EBITDA	11.5	9.0	2.5	27.8%
Adjusted EBITDA as a % of net sales	5.6%	3.5%		210 bps

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2021 vs. 2020
Volume	$(61.2)
Foreign currency	3.6
Price/Mix	4.0
Total change	$(53.6)

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

Net sales decreased $53.6 million, or 20.6%, as compared to the same period in 2020. The net sales decrease was primarily attributable to decreased sales of towels and tissues, skin products, food service products and can liners primarily driven by the negative impact on demand from the COVID-19 pandemic. Partially offsetting the decline in net sales was strong demand for the product categories of personal protective equipment and hygiene-related products. Negative impacts to customer demand have included business and school temporary closures, travel restrictions, constraints on large venues hosting sporting, conventions and entertainment events as well as extended work-from-home measures.

Adjusted EBITDA increased $2.5 million, or 27.8%, as compared to the same period in 2020. The increase in Adjusted EBITDA was primarily attributable to (i) a $6.8 million decrease in selling and administrative expenses, (ii) a $5.1 million decrease in distribution expenses and (iii) cost of products sold decreasing at a faster rate than net sales, partially offset by a decline in net sales. The decrease in selling and administrative expenses was primarily driven by a $6.4 million decrease in personnel expenses. The decrease in distribution expenses was primarily driven by (i) a $3.6 million decrease in personnel expenses and (ii) a $1.0 million decrease in freight and logistics expense, primarily driven by third-party freight and fuel expenses.

Print

The table below presents selected data for the Print segment:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2021	2020	$	%
Net sales	$323.2	$452.2	$(129.0)	(28.5)%
Adjusted EBITDA	12.3	11.2	1.1	9.8%
Adjusted EBITDA as a % of net sales	3.8%	2.5%		130 bps

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2021 vs. 2020
Volume	$(120.7)
Foreign currency	2.4
Price/Mix	(10.7)
Total change	$(129.0)

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

Net sales decreased $129.0 million, or 28.5%, as compared to the same period in 2020. The net sales decrease was primarily attributable to (i) the continued secular decline in the paper industry in addition to managing risk in the segment through strategic adjustments to the Company's customer base and (ii) the negative impact on demand from the COVID-19 pandemic.

Adjusted EBITDA increased $1.1 million, or 9.8%, as compared to the same period in 2020. The Adjusted EBITDA increase was primarily attributable to (i) an $11.7 million decrease in selling and administrative expenses and (ii) a $10.7 million decrease in distribution expenses, partially offset by a decline in net sales. The decrease in selling and administration expenses was primarily driven by (i) a $9.2 million decrease in personnel expenses and (ii) a $1.9 million decrease in bad debt expense. The decrease in distribution expenses was primarily driven by (i) a $4.5 million decrease in personnel expenses, (ii) a $4.2 million decrease in facility and equipment rent expense, primarily driven by consolidation of the Company's facilities and (iii) a $1.2 million decrease in freight and logistics expense, primarily driven by a decrease in third-party freight and fuel expenses.

Publishing

The table below presents selected data for the Publishing segment:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2021	2020	$	%
Net sales	$148.1	$166.7	$(18.6)	(11.2)%
Adjusted EBITDA	5.1	3.6	1.5	41.7%
Adjusted EBITDA as a % of net sales	3.4%	2.2%		120 bps

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2021 vs. 2020
Volume	$(14.5)
Foreign currency	—
Price/Mix	(4.1)
Total change	$(18.6)

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

Net sales decreased $18.6 million, or 11.2%, as compared to the same period in 2020. The net sales decrease was primarily attributable to (i) the continued secular decline in the paper industry and changes in order patterns due to customer consolidation, digital advertising and other factors and (ii) the negative impact on demand from the COVID-19 pandemic.

Adjusted EBITDA increased $1.5 million, or 41.7%, as compared to the same period in 2020. The Adjusted EBITDA increase was primarily attributable to a $2.7 million decrease in selling and administrative expenses, partially offset by a decline in net sales. The decrease in selling and administrative expenses was primarily driven by (i) a $1.9 million decrease in bad debt expense and (ii) a $0.7 million decrease in personnel expenses.

Corporate & Other

The table below presents selected data for Corporate & Other:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2021	2020	$	%
Net sales	$27.3	$26.1	$1.2	4.6%
Adjusted EBITDA	(47.4)	(47.2)	(0.2)	(0.4)%

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

Net sales increased $1.2 million, or 4.6%, as compared to the same period in 2020. The net sales increase was primarily attributable to an increase in freight brokerage services.

Adjusted EBITDA decreased $0.2 million, or 0.4%, as compared to the same period in 2020. The Adjusted EBITDA decrease was primarily driven by a $0.8 million increase in selling and administrative expenses. The increase in selling and administrative expenses was primarily driven by a $3.7 million increase in incentive compensation expense driven by the Company outperforming incentive targets, partially offset by (i) a $1.7 million decrease in professional fees expense and (ii) a $1.1 million decrease in travel and entertainment expense.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

The following table sets forth a summary of cash flows:

	Three Months Ended March 31,
(in millions)	2021	2020
Net cash provided by (used for):
Operating activities	$13.2	$84.8
Investing activities	1.7	(8.2)
Financing activities	(26.1)	(39.2)

Analysis of Cash Flows
Operating Activities
Net cash provided by operating activities decreased by $71.6 million as compared to the prior year, primarily as a result of an increase in inventory levels, due primarily to the Company's rebuilding of its stock levels from pandemic driven lows in 2020, partially offset by improvements in operating results.

Investing Activities
Net cash from investing activities increased by $9.9 million as compared to the prior year, primarily due to the sale of a business in March 2021, for which the Company received net cash proceeds of $7.5 million, and slightly lower capital expenditures in the current year period.

Financing Activities
Net cash used for financing activities was a lower use of cash by $13.1 million as compared to the prior year, primarily due to lower net repayments under the Company's ABL Facility and a favorable change in book overdrafts, due to the timing of payments, partially offset by common stock repurchases. During the first quarter of 2021, the Company repurchased 586,003 shares of its common stock at a cost of $24.6 million under its 2021 Share Repurchase Program. During the first quarter of 2020, the Company repurchased 383,972 shares of its common stock at a cost of $3.5 million under its 2020 Share Repurchase Program. See Part II, Item 2 of this report for additional information on the Company's share repurchase programs.

Funding and Liquidity Strategy

On April 9, 2020, the Company amended its ABL Facility to extend the maturity date to April 9, 2025, reduced the aggregate commitments from $1.4 billion to $1.1 billion and adjusted the pricing grid for applicable interest rates. All other significant terms remained substantially the same.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2021, the available additional borrowing capacity under the ABL Facility was approximately $343.8 million. As of March 31, 2021, the Company held $12.1 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At March 31, 2021, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Veritiv's ability to fund its capital needs will depend on its ongoing ability to generate cash from operations, borrowings under the ABL Facility and funds received from capital market offerings. If Veritiv's cash flows from operating activities are lower than expected, the Company will need to borrow under the ABL Facility and may need to incur additional debt or issue additional equity. Although management believes that the arrangements currently in place will permit Veritiv to finance its operations on acceptable terms and conditions, the Company's access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. To preserve liquidity, particularly during the COVID-19 pandemic, the Company may invest a portion of its cash in highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash. As of March 31, 2021, the Company held $75.0 million in these cash equivalents. The Company also elected to defer the payment of $19.1 million in payroll taxes incurred through December 31, 2020, as provided by the CARES Act, until December 2021 and 2022.

Veritiv's management expects that the Company's primary future cash needs will be for working capital, capital expenditures, contractual commitments, share repurchases and strategic investments. The Company currently estimates it will incur total restructuring charges of between $70 million and $87 million in connection with the 2020 Restructuring Plan. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information on the Company's restructuring efforts. Management expects that cash on hand, cash provided by operating activities and the available capacity under the ABL Facility will provide sufficient funds to operate the business and meet other liquidity needs.

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of March 31, 2021, other than leases that have not yet commenced and the letters of credit under the ABL Facility (see Note 3 and Note 5 of the Notes to Condensed Consolidated Financial Statements, respectively, for additional information on these items). The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes to the Company's contractual obligations from those disclosed in Veritiv's Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies and Estimates

There have been no material changes to the Company's critical accounting policies and estimate methodologies from those disclosed in Veritiv's Annual Report on Form 10-K for the year ended December 31, 2020. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies. Estimates are revised as additional information becomes available. See the "Use of Estimates" section of Note 1 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's estimates.

Recently Issued Accounting Standards

See Note 1 of the Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 3, 2021, Veritiv announced that its Board of Directors authorized the $50.0 million 2021 Share Repurchase Program. Under this program the Company may purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, tender offers or otherwise, in accordance with all applicable securities laws and regulations. This authorization for the share repurchase program replaces the 2020 Share Repurchase Program and may be suspended, terminated, increased or decreased by the Board at any time.

During the first quarter of 2020, the Company repurchased 383,972 shares of its common stock at a cost of $3.5 million under its 2020 Share Repurchase Program, prior to its suspension as of March 27, 2020.

The following table presents information with respect to purchases made by the Company of its common stock during the three months ended March 31, 2021 (shares are in whole units):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Program
January 1-31	35,116	$20.83	—	50,000,000
February 1-28	64	$20.79	—	50,000,000
March 1-31	655,082	$41.24	586,003	25,439,001
(1) The total number of shares purchased includes: (i) shares purchased pursuant to the 2021 Share Repurchase Program (if any) and (ii) shares surrendered to the
Company to satisfy tax withholding obligations in connection with the vesting of stock units issued as part of the Company's equity-based incentive plans.
(2) This column discloses the number of shares purchased pursuant to the 2021 Share Repurchase Program during the indicated periods.

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

VERITIV CORPORATION
(Registrant)

Date:	May 5, 2021	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2021	By: /s/ Andrew E. Magley
Name: Andrew E. Magley
Title: Chief Accounting Officer
(Principal Accounting Officer)