Form 10-Q
period 2021-06-30
Veritiv Corp
filed 2021-08-09
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
or
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

The number of shares outstanding of the registrant's common stock as of August 3, 2021 was 14,922,556.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales (including sales to related party of $6.1 and $11.7 in 2020, respectively)	$1,658.6	$1,404.8	$3,217.9	$3,112.1
Cost of products sold (including purchases from related party of $13.2 and $32.0 in 2020, respectively) (exclusive of depreciation and amortization shown separately below)	1,319.0	1,106.8	2,557.1	2,466.4
Distribution expenses	104.0	99.9	205.5	223.3
Selling and administrative expenses	177.8	164.4	344.2	368.0
Depreciation and amortization	14.3	14.3	28.8	28.1
Restructuring charges, net	5.2	32.5	9.5	32.5
Operating income (loss)	38.3	(13.1)	72.8	(6.2)
Interest expense, net	4.5	7.2	9.6	14.2
Other (income) expense, net	(1.7)	(1.3)	(2.7)	(1.4)
Income (loss) before income taxes	35.5	(19.0)	65.9	(19.0)
Income tax expense (benefit)	9.1	(0.5)	18.2	(0.1)
Net income (loss)	$26.4	$(18.5)	$47.7	$(18.9)

Earnings (loss) per share:
Basic earnings (loss) per share	$1.69	$(1.16)	$3.03	$(1.18)
Diluted earnings (loss) per share	$1.62	$(1.16)	$2.89	$(1.18)

Weighted-average shares outstanding:
Basic	15.58	15.91	15.73	16.03
Diluted	16.30	15.91	16.49	16.03

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$26.4	$(18.5)	$47.7	$(18.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	3.0	4.2	2.7	(9.8)
Change in fair value of cash flow hedge, net of tax (1)	0.1	0.0	0.1	0.0
Pension liability adjustments, net of tax (1)	0.0	0.0	0.0	0.0
Other comprehensive income (loss)	3.1	4.2	2.8	(9.8)
Total comprehensive income (loss)	$29.5	$(14.3)	$50.5	$(28.7)
(1) Amounts shown are net of tax impacts, which were not significant for the periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$34.7	$120.6
Accounts receivable, less allowances of $35.8 and $41.6, respectively	882.8	849.5
Inventories	486.1	465.4
Other current assets	122.5	119.5
Total current assets	1,526.1	1,555.0
Property and equipment (net of accumulated depreciation and amortization of $392.0 and $375.9, respectively)	172.9	194.7
Goodwill	99.6	99.6
Other intangibles, net	45.1	47.4
Deferred income tax assets	58.9	60.0
Other non-current assets	365.3	378.3
Total assets	$2,267.9	$2,335.0
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$522.7	$471.9
Accrued payroll and benefits	66.7	80.6
Other accrued liabilities	165.9	182.2
Current portion of debt	15.3	14.7
Total current liabilities	770.6	749.4
Long-term debt, net of current portion	520.4	589.1
Defined benefit pension obligations	17.0	18.2
Other non-current liabilities	380.3	395.2
Total liabilities	1,688.3	1,751.9
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 17.0 million and 16.6 million, respectively; shares outstanding - 15.3 million and 15.9 million, respectively	0.2	0.2
Additional paid-in capital	631.3	634.9
Accumulated earnings (deficit)	46.3	(1.4)
Accumulated other comprehensive loss	(30.7)	(33.5)
Treasury stock at cost - 1.7 million shares in 2021 and 0.7 million shares in 2020	(67.5)	(17.1)
Total shareholders' equity	579.6	583.1
Total liabilities and shareholders' equity	$2,267.9	$2,335.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$47.7	$(18.9)
Depreciation and amortization	28.8	28.1
Amortization and write-off of deferred financing fees	0.7	1.5
Net losses (gains) on disposition of assets and sale of a business	(5.6)	0.3
Provision for expected credit losses	(0.3)	8.7
Deferred income tax provision (benefit)	1.3	2.4
Stock-based compensation	4.7	10.1
Other non-cash items, net	1.8	3.5
Changes in operating assets and liabilities
Accounts receivable and related party receivable	(36.2)	134.7
Inventories	(21.2)	37.9
Other current assets	0.4	15.9
Accounts payable and related party payable	58.9	0.2
Accrued payroll and benefits	(13.9)	(14.8)
Other accrued liabilities	(18.6)	10.1
Other	1.6	6.8
Net cash provided by (used for) operating activities	50.1	226.5
Investing activities
Property and equipment additions	(9.1)	(14.7)
Proceeds from asset sales and sale of a business	11.3	0.7
Net cash provided by (used for) investing activities	2.2	(14.0)
Financing activities
Change in book overdrafts	(6.3)	(31.5)
Borrowings of long-term debt	2,845.1	2,774.2
Repayments of long-term debt	(2,909.0)	(2,865.7)
Payments under right-of-use finance leases	(6.7)	(6.2)
Deferred financing fees	(3.3)	(3.4)
Purchase of treasury stock	(50.4)	(3.5)
Payments under Tax Receivable Agreement	—	(0.3)
Other	(7.6)	(1.1)
Net cash provided by (used for) financing activities	(138.2)	(137.5)
Effect of exchange rate changes on cash	0.0	(0.6)
Net change in cash and cash equivalents	(85.9)	74.4
Cash and cash equivalents at beginning of period	120.6	38.0
Cash and cash equivalents at end of period	$34.7	$112.4
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$26.0	$1.2
Cash paid for interest	8.6	12.2
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases	$0.4	$12.6
Non-cash additions to other non-current assets for right-of-use operating leases	24.8	11.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, unaudited)

	2021
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	16.6	$0.2	$634.9	$(1.4)	$(33.5)	(0.7)	$(17.1)	$583.1
Net income (loss)				21.3				21.3
Other comprehensive income (loss)					(0.3)			(0.3)
Stock-based compensation			1.2					1.2
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(3.3)					(3.3)
Treasury stock purchases						(0.6)	(24.6)	(24.6)
Balance at March 31, 2021	16.8	$0.2	$632.8	$19.9	$(33.8)	(1.3)	$(41.7)	$577.4
Net income (loss)				26.4				26.4
Other comprehensive income (loss)					3.1			3.1
Stock-based compensation			3.5					3.5
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(5.0)					(5.0)
Treasury stock purchases						(0.4)	(25.8)	(25.8)
Balance at June 30, 2021	17.0	$0.2	$631.3	$46.3	$(30.7)	(1.7)	$(67.5)	$579.6
(1) Accumulated other comprehensive loss.

	2020
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	16.4	$0.2	$618.0	$(35.3)	$(33.1)	(0.3)	$(13.6)	$536.2
Net income (loss)				(0.4)				(0.4)
Other comprehensive income (loss)					(14.0)			(14.0)
Stock-based compensation			9.4					9.4
Issuance of common stock, net of stock received for minimum tax withholdings	0.1	0.0	(0.6)					(0.6)
Adoption impact - Accounting Standards Update 2016-13				(0.3)				(0.3)
Treasury stock purchases						(0.4)	(3.5)	(3.5)
Balance at March 31, 2020	16.5	$0.2	$626.8	$(36.0)	$(47.1)	(0.7)	$(17.1)	$526.8
Net income (loss)				(18.5)				(18.5)
Other comprehensive income (loss)					4.2			4.2
Stock-based compensation			0.7					0.7
Issuance of common stock, net of stock received for minimum tax withholdings	0.1	0.0	(0.2)					(0.2)
Balance at June 30, 2020	16.6	$0.2	$627.3	$(54.5)	$(42.9)	(0.7)	$(17.1)	$513.0
(1) Accumulated other comprehensive loss.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger (the "Merger") of International Paper Company's xpedx distribution solutions business ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource"). Veritiv operates from approximately 120 distribution centers primarily throughout the United States ("U.S."), Canada and Mexico.

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

Primarily beginning in April 2020, unfavorable impacts from the COVID-19 pandemic began having a negative impact on the Company's financial results. As a result of the COVID-19 pandemic, the Company could continue to experience impacts including, but not limited to, charges from potential adjustments of the carrying amount of accounts and notes receivables and inventory, asset impairment charges, including goodwill, and deferred tax valuation allowances. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations, access to sources of liquidity and financial condition will depend on future developments. These developments, which are highly uncertain and cannot be predicted, include, but are not limited to, the duration, spread and severity of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, the availability, adoption and effectiveness of vaccines and to what extent normal economic and operating conditions can resume and be sustained. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession, downturn or volatility that has occurred or may occur in the future. Estimates are revised as additional information becomes available.

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

Recently Issued Accounting Standards Not Yet Adopted

ASU 2020-04, Reference Rate Reform (Topic 848) - This standard provides temporary optional expedients and exceptions to accounting guidance for certain contract modifications and hedging arrangements to ease financial reporting burdens as the market transitions from the London Interbank Offered Rate ("LIBOR") and other interbank reference rates to alternative reference rates. The guidance is available for prospective application upon its issuance and can generally be applied to contract modifications and hedging relationships entered into March 12, 2020 through December 31, 2022. The Company has an interest rate cap arrangement, which currently carries an insignificant value, and long-term debt for which existing payments are based on LIBOR. The Company recently amended its ABL Facility to, among other things, update certain provisions to facilitate the transition from LIBOR to a new replacement benchmark rate. Currently, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, estimated inventory returns were not significant.

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

See the table below for a year-to-date summary of the changes to the customer contract liabilities balance:

	Customer Contract Liabilities
(in millions)	2021	2020
Balance at January 1,	$12.2	$11.7
Payments received	25.5	23.3
Revenue recognized from beginning balance	(10.6)	(10.8)
Revenue recognized from current year receipts	(14.4)	(11.5)
Balance at June 30,	$12.7	$12.7

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

•Packaging – The Packaging segment provides custom and standard packaging solutions for customers based in North America and in key global markets. This segment services customers with a full spectrum of packaging product materials within flexible, corrugated and fiber, ancillary packaging, rigid and equipment categories. The business is strategically focused on higher growth industry sectors including manufacturing, food and beverage, wholesale and retail, healthcare and transportation, as well as specialty sectors based on industry and product expertise. This segment also provides supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting.

•Facility Solutions – The Facility Solutions segment sources and sells cleaning, break-room and other supplies in product categories that include towels and tissues, food service, personal protective equipment, cleaning chemicals and skincare, primarily in North America. Additionally, the Company offers total cost of ownership solutions with re-merchandising, budgeting and compliance reporting, and inventory management.

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

Allowance for Credit Losses

The components of the accounts receivable allowances were as follows:

(in millions)	June 30, 2021	December 31, 2020
Allowance for credit losses	$25.3	$31.4
Other allowances(1)	10.5	10.2
Total accounts receivable allowances	$35.8	$41.6
(1) Includes amounts reserved for credit memos, customer discounts, customer short pays and other miscellaneous items.

Below is a year-to-date rollforward of the Company’s allowance for credit losses. During the second quarter of 2021, the Company reassessed its reserve position for customers who had previously been considered high risk due to the pandemic, resulting in reductions to the allowance for certain customers. Additionally, the Company experienced no material customer bankruptcies during the first half of 2021. The impact of these positive experiences resulted in a favorable reduction of expected credit losses as shown in the table below.

	Packaging and Facility Solutions		Print - High Risk		Print - Medium/Low Risk
(in millions)	U.S.	Canada	U.S.	Canada	U.S.	Canada	Publishing(1)	Rest of world	Corporate & Other(1)	Total
Balance at December 31, 2020	$14.4	$0.5	$10.2	$0.7	$2.2	$0.0	$1.6	$1.0	$0.8	$31.4
Add / (Deduct):
Provision for expected credit losses	1.2	0.2	(1.5)	0.0	0.3	0.0	(0.9)	(0.1)	0.2	(0.6)
Write-offs charged against the allowance	(2.4)	0.0	(1.3)	0.0	0.0	—	(0.1)	0.0	(0.2)	(4.0)
Recoveries of amounts previously written off	0.0	—	0.0	—	0.0	—	—	—	—	0.0
Other adjustments(2)	—	0.0	(0.2)	0.0	(1.3)	0.0	—	0.0	—	(1.5)
Balance at June 30, 2021	$13.2	$0.7	$7.2	$0.7	$1.2	$0.0	$0.6	$0.9	$0.8	$25.3
(1) Publishing and Corporate & Other have only U.S. operations.
(2) Other adjustments represent amounts reserved for foreign currency translation adjustments and reserves for certain customer accounts where revenue is not recognized because collectability is not probable, and may include accounts receivable allowances recorded in connection with acquisitions.

The Company, under certain circumstances, enters into note receivable agreements with customers. Expected credit losses are recognized when collectability is uncertain; these losses are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2021 and 2020, the Company recognized $0.3 million and $4.3 million, respectively, in the provision for expected credit losses related to these notes receivable. At June 30, 2021 and December 31, 2020, the Company held $1.5 million and $2.2 million, respectively, in notes receivable, the majority of which is reflected within other current assets on the Condensed Consolidated Balance Sheets.

3. LEASES

The Company leases certain property and equipment used for operations to limit its exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment. As of June 30, 2021, the Company operated from approximately 120 distribution centers of which approximately 110 were leased. These facilities are strategically located throughout the U.S., Canada and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions.

The components of lease expense were as follows:

(in millions)		Three Months Ended June 30,		Six Months Ended June 30,
Lease Classification	Financial Statement Classification	2021	2020	2021	2020
Short-term lease expense(1)	Operating expenses	$0.8	$0.3	$1.8	$1.2

Operating lease expense(2)	Operating expenses	$25.4	$27.6	$51.0	$54.7

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$3.6	$3.7	$7.3	$7.2
Interest expense	Interest expense, net	0.7	0.7	1.4	1.5
Total finance lease expense		$4.3	$4.4	$8.7	$8.7

Total Lease Cost		$30.5	$32.3	$61.5	$64.6
(1) Short-term lease expense is comprised of expenses related to leases with a term of twelve months or less, which includes expenses related to month-to-
month leases.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were not significant for the periods presented.

Supplemental balance sheets and other information were as follows:

(in millions, except weighted-average data)		June 30, 2021	December 31, 2020
Lease Classification	Financial Statement Classification
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$335.7	$351.7

Operating lease obligations - current	Other accrued liabilities	$83.5	$81.9
Operating lease obligations - non-current	Other non-current liabilities	288.0	307.4
Total operating lease obligations		$371.5	$389.3

Weighted-average remaining lease term in years		5.8	6.1
Weighted-average discount rate		4.6%	4.7%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$70.4	$76.6

Finance lease obligations - current	Current portion of debt	$13.4	$13.4
Finance lease obligations - non-current	Long-term debt, net of current portion	63.4	68.9
Total finance lease obligations		$76.8	$82.3

Weighted-average remaining lease term in years		6.8	7.1
Weighted-average discount rate		3.7%	3.7%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Six Months Ended June 30,
Lease Classification	Financial Statement Classification	2021	2020
Operating Leases:
Operating cash flows from operating leases	Operating activities	$52.7	$55.9

Finance Leases:
Operating cash flows from finance leases	Operating activities	$1.4	$1.5
Financing cash flows from finance leases	Financing activities	6.7	6.2

Lease Commitments

Future minimum lease payments at June 30, 2021 were as follows:

(in millions)	Finance Leases	Operating Leases (1)
2021 (excluding the six months ended June 30, 2021)	$8.0	$50.8
2022	15.7	90.4
2023	13.4	70.4
2024	11.6	56.4
2025	10.8	45.4
2026	8.0	39.2
Thereafter	20.2	74.2
Total future minimum lease payments	87.7	426.8
Amount representing interest	(10.9)	(55.3)
Total future minimum lease payments, net of interest	$76.8	$371.5
(1) Future sublease income of $2.4 million is excluded from the operating leases amount in the table above.

Total future minimum lease payments at June 30, 2021 for finance and operating leases, including the amount representing interest, are comprised of $446.6 million for real estate leases and $67.9 million for non-real estate leases.

At June 30, 2021, the Company had committed to additional future obligations of approximately $80.1 million for real estate operating leases that have not yet commenced and therefore are not included in the table above. These leases will commence within the next nine months with an average lease term of approximately nine years. At June 30, 2021, the Company also committed to future obligations of approximately $1.1 million for computer equipment finance leases that will commence within the next three months with terms of four years.

4. RESTRUCTURING CHARGES

2020 Restructuring Plan

During the second quarter of 2020, the Company initiated a restructuring plan in response to the impact of the COVID-19 pandemic on its business operations and the ongoing secular changes in its Print and Publishing segments. During the fourth quarter of 2020, the Company expanded the initial plan to further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. The initial and expansion activities are collectively referred to as the "2020 Restructuring Plan." The 2020 Restructuring Plan includes (i) a reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, (ii) the closure of certain warehouse facilities and retail stores, (iii) adjustments to various compensation plans, (iv) repositioning of inventory to expand the Company's service radius and (v) other actions. The Company currently estimates it will incur total restructuring charges of between $70 million and $87 million in connection with the 2020 Restructuring Plan. Through June 30, 2021, the Company has incurred approximately $61.7 million in costs and charges, of which $9.5 million was incurred during the six months ended June 30, 2021. Initial charges were incurred and recorded in June 2020. The Company expects to substantially complete the 2020 Restructuring Plan by the end of 2021.

Other direct costs reported in the tables below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives; costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals.

The following is a summary of the Company's 2020 Restructuring Plan liability activity for the current year:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2020	$15.4	$6.9	$22.3
Costs incurred	(0.3)	2.7	2.4
Payments	(5.2)	(1.6)	(6.8)
Balance at March 31, 2021	9.9	8.0	17.9
Costs incurred	0.5	3.3	3.8
Payments	(4.2)	(4.3)	(8.5)
Balance at June 30, 2021	$6.2	$7.0	$13.2

In addition to the costs incurred in the table above, during the three and six months ended June 30, 2021, the Company expensed $1.9 million and $3.8 million, respectively, of Other Direct Costs, which was prepaid during the fourth quarter of 2020. For the three and six months ended June 30, 2021, the Company recognized non-cash net gains of $0.5 million from lease terminations and retirement of assets.

The following is a summary of the Company's 2020 Restructuring Plan liability activity for the prior year comparable period:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at March 31, 2020	$—	$—	$—
Costs incurred	31.6	0.9	32.5
Payments	—	—	—
Balance at June 30, 2020	$31.6	$0.9	$32.5

Additionally, the Company has recorded other restructuring liabilities related to the previous restructuring plans that as of June 30, 2021, totaled $22.9 million, of which $19.4 million was related to MEPP withdrawal obligations that will be paid-out over an approximate 20-year period. These other liabilities as of December 31, 2020, totaled $24.0 million, of which $20.0 million was related to MEPP withdrawal obligations.

See Note 13, Segment and Other Information, for the impact that charges from these restructuring plans had on the Company's reportable segments.

5. DEBT

The Company's debt obligations were as follows:

(in millions)	June 30, 2021	December 31, 2020
Asset-Based Lending Facility (the "ABL Facility")	$457.0	$520.2
Commercial card program	1.9	1.3
Finance leases	76.8	82.3
Total debt	535.7	603.8
Less: current portion of debt	(15.3)	(14.7)
Long-term debt, net of current portion	$520.4	$589.1

ABL Facility

On May 20, 2021, the Company amended its ABL Facility to extend the maturity date to May 20, 2026, adjust the pricing grid for applicable interest rates and update certain provisions to facilitate the transition from LIBOR to a new replacement benchmark rate. All other significant terms remained substantially the same. The Company incurred and deferred $3.3 million of new financing costs associated with the transaction, reflected in other non-current assets in the Condensed Consolidated Balance Sheet, which will be amortized to interest expense on a straight-line basis over the new amended term of the ABL Facility.

Previously, on April 9, 2020, the Company amended its ABL Facility to extend the maturity date to April 9, 2025, reduce the aggregate commitments from $1.4 billion to $1.1 billion and adjust the pricing grid for applicable interest rates. All other significant terms remained substantially the same. The Company recognized a one-time charge of $0.6 million to interest expense, net, on the Condensed Consolidated Statement of Operations, for the write-off of a portion of the previously deferred financing costs associated with lenders in the ABL Facility that exited the amended ABL Facility. In addition, the Company incurred and deferred $3.4 million of financing costs associated with this transaction, reflected in other non-current assets on the Condensed Consolidated Balance Sheet, which will be amortized to interest expense on a straight-line basis over the new amended term of the ABL Facility.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of June 30, 2021, the available additional borrowing capacity under the ABL Facility was approximately $444.6 million. As of June 30, 2021, the Company held $12.1 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At June 30, 2021, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Commercial Card Program

The Company has a commercial purchasing card program that is used for business purpose purchasing and must be paid in-full monthly. At June 30, 2021, the card carried a maximum credit limit of $37.5 million. At June 30, 2021 and December 31, 2020, $1.9 million and $1.3 million, respectively, was outstanding on the commercial card. The net change in the outstanding balance is reflected in other financing activities on the Condensed Consolidated Statements of Cash Flows.

6. INCOME TAXES

The Company calculated the expense or benefit for income taxes during the three and six months ended June 30, 2021 and 2020, by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting periods.

The following table presents the Company's expense (benefit) for income taxes and the effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Income (loss) before income taxes	$35.5	$(19.0)	$65.9	$(19.0)
Income tax expense (benefit)	9.1	(0.5)	18.2	(0.1)
Effective tax rate	25.6%	2.6%	27.6%	0.5%

The difference between the Company's effective tax rates for the three and six months ended June 30, 2021 and 2020, and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), non-deductible expenses, vesting of stock compensation, Global Intangible Low-Taxed Income, and the Company's pre-tax book income (loss) by jurisdiction. In addition, Veritiv recognized the tax-effect of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") in the quarter ended March 31, 2020, and recorded an estimated $2.1 million benefit, primarily related to the carryback of net operating loss ("NOL" or "NOLs") generated in 2019 to prior years in which the U.S. statutory tax rate was 35%.

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

7. RELATED PARTY TRANSACTIONS

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50 million share repurchase program (the "2021 Share Repurchase Program"), which was increased to $100 million in May 2021. Executing within the 2021 Share Repurchase Program, on March 9, 2021, Veritiv entered into a Share Repurchase Agreement with UWW Holdings, LLC (the "UWWH Stockholder"), pursuant to which the Company agreed to repurchase (the "Share Repurchase") an aggregate of 553,536 shares of its common stock owned by the UWWH Stockholder for an aggregate purchase price of $23.2 million. The Share Repurchase closed on March 12, 2021 and the Company funded the Share Repurchase with cash on hand. Concurrently with the closing of the Share Repurchase, the UWWH Stockholder sold the remainder of its shares of Veritiv common stock to an unrelated third party. Additionally, during the second quarter of 2021, the Company purchased 449,940 shares of its common stock owned by unrelated third parties for an aggregate purchase price of $25.8 million.

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

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. The following table summarizes the financial impact of the transactions with Georgia-Pacific during the prior year period when it was considered a related party:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2020	2020
Sales to Georgia-Pacific, reflected in net sales	$6.1	$11.7
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	13.2	32.0

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

Total net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.6	$0.1	$0.5	$0.1

Interest cost	$0.2	$0.5	$0.4	$0.6
Expected return on plan assets	(1.1)	(1.1)	(1.0)	(1.0)
Amortization of net loss	0.0	0.1	0.0	0.1
Total other components	$(0.9)	$(0.5)	$(0.6)	$(0.3)
Net periodic benefit cost (credit)	$(0.3)	$(0.4)	$(0.1)	$(0.2)

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$1.2	$0.2	$1.1	$0.2

Interest cost	$0.5	$1.0	$0.8	$1.2
Expected return on plan assets	(2.2)	(2.1)	(2.0)	(1.9)
Amortization of net loss	0.0	0.1	0.0	0.1
Total other components	$(1.7)	$(1.0)	$(1.2)	$(0.6)
Net periodic benefit cost (credit)	$(0.5)	$(0.8)	$(0.1)	$(0.4)

9. FAIR VALUE MEASUREMENTS

At June 30, 2021 and December 31, 2020, the carrying amounts of cash and cash equivalents, receivables, payables, other components of other current assets and other accrued liabilities, and the short-term debt associated with the commercial card program approximate their fair values due to the short maturity of these items. Cash and cash equivalents may include highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash.

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

At June 30, 2021 and December 31, 2020, the Company had assets-held-for-sale of $0.4 million and $0.4 million, respectively. These assets are included, at the lower of their carrying value or fair value, in other current assets on the Condensed Consolidated Balance Sheets. During the second quarter of 2021, the Company sold one property and recognized a gain of approximately $1.7 million related to the exit and sale of the facility, which is included in selling and administrative expenses on the Condensed Consolidated Statement of Operations.

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

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$26.4	$(18.5)	$47.7	$(18.9)

Denominator:
Weighted-average shares outstanding – basic	15.58	15.91	15.73	16.03
Dilutive effect of stock-based awards	0.72	—	0.76	—
Weighted-average shares outstanding – diluted	16.30	15.91	16.49	16.03

Earnings (loss) per share:
Basic earnings (loss) per share	$1.69	$(1.16)	$3.03	$(1.18)
Diluted earnings (loss) per share	$1.62	$(1.16)	$2.89	$(1.18)

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	0.00	1.18	0.00	1.23
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.07	0.31	0.07	0.31

In accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units and/or Performance Condition Share Units vested during those periods. The net share issuance is included on the Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2021 and 2020. The related cash flow impacts are included in other financing activities on the Condensed Consolidated Statements of Cash Flows. For additional information related to these plans refer to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

See the table below for information related to these transactions.

(in millions)	2021	2020
Three months ended March 31,
Shares issued	0.3	0.2
Shares recovered for minimum tax withholding	(0.1)	(0.1)
Net shares issued	0.2	0.1

Three months ended June 30,
Shares issued	0.3	0.1
Shares recovered for minimum tax withholding	(0.1)	0.0
Net shares issued	0.2	0.1

11. ACCUMULATED OTHER COMPREHENSIVE LOSS ("AOCL")

Comprehensive income (loss) is reported on the Condensed Consolidated Statements of Comprehensive Income (Loss) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income (loss). The following tables provide the components of AOCL (amounts are shown net of their related income tax effects, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2020	$(24.2)	$(9.1)	$(0.2)	$(33.5)
Unrealized net gains (losses) arising during the period	(0.3)	0.0	0.0	(0.3)
Net current period other comprehensive income (loss)	(0.3)	0.0	0.0	(0.3)
Balance at March 31, 2021	(24.5)	(9.1)	(0.2)	(33.8)
Unrealized net gains (losses) arising during the period	2.8	0.0	0.0	2.8
Amounts reclassified from AOCL	0.2	0.0	0.1	0.3
Net current period other comprehensive income (loss)	3.0	0.0	0.1	3.1
Balance at June 30, 2021	$(21.5)	$(9.1)	$(0.1)	$(30.7)

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2019	$(26.6)	$(6.2)	$(0.3)	$(33.1)
Unrealized net gains (losses) arising during the period	(14.0)	0.0	0.0	(14.0)
Net current period other comprehensive income (loss)	(14.0)	0.0	0.0	(14.0)
Balance at March 31, 2020	(40.6)	(6.2)	(0.3)	(47.1)
Unrealized net gains (losses) arising during the period	4.2	0.0	(0.1)	4.1
Amounts reclassified from AOCL	—	0.0	0.1	0.1
Net current period other comprehensive income (loss)	4.2	0.0	0.0	4.2
Balance at June 30, 2020	$(36.4)	$(6.2)	$(0.3)	$(42.9)

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

Western Pennsylvania Teamsters and Employers Pension Fund

During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund"), a MEPP related to its Warrendale, Pennsylvania location, and recognized an estimated partial withdrawal liability of $6.5 million, which was unchanged as of June 30, 2021.

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Fund related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million, which was unchanged as of June 30, 2021. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity.

The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability. Final charges for MEPP withdrawals are not known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. As of June 30, 2021, the Company has not yet received the determination letters for the partial and subsequent full withdrawal from the Western Pennsylvania Fund. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively.

13. SEGMENT AND OTHER INFORMATION

Veritiv's business is organized under four reportable segments: Packaging, Facility Solutions, Print, and Publishing and Print Management ("Publishing"). See Note 2, Revenue Recognition and Credit Losses, for descriptions of the Company's reportable segments and Corporate & Other.

The following table presents net sales, Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges, net, integration and acquisition expenses and other similar charges including any severance costs, costs associated with warehouse and office openings or closings, consolidation, and relocation and other business optimization expenses, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges, net, fair value adjustments related to contingent liabilities assumed in mergers and acquisitions and certain other adjustments), which is the metric management uses to assess operating performance of the segments, and certain other measures for each of the reportable segments and Corporate & Other for the periods presented:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Three Months Ended June 30, 2021
Net sales	$915.0	$224.7	$351.2	$137.8	$1,628.7	$29.9	$1,658.6
Adjusted EBITDA	95.4	10.4	18.3	3.9	128.0	(54.5)
Depreciation and amortization	6.4	1.9	1.5	0.1	9.9	4.4	14.3
Restructuring charges, net	3.1	0.6	0.8	0.0	4.5	0.7	5.2

Three Months Ended June 30, 2020
Net sales	$781.5	$202.5	$282.2	$115.2	$1,381.4	$23.4	$1,404.8
Adjusted EBITDA	69.9	11.4	1.3	(0.2)	82.4	(42.6)
Depreciation and amortization	5.6	1.9	1.9	0.1	9.5	4.8	14.3
Restructuring charges, net	8.2	3.2	16.0	0.0	27.4	5.1	32.5

Six Months Ended June 30, 2021
Net sales	$1,769.6	$430.8	$674.4	$285.9	$3,160.7	$57.2	$3,217.9
Adjusted EBITDA	173.4	21.9	30.6	9.0	234.9	(101.9)
Depreciation and amortization	12.5	3.9	3.1	0.1	19.6	9.2	28.8
Restructuring charges, net	5.8	1.1	2.4	0.0	9.3	0.2	9.5

Six Months Ended June 30, 2020
Net sales	$1,584.1	$462.2	$734.4	$281.9	$3,062.6	$49.5	$3,112.1
Adjusted EBITDA	129.5	20.4	12.5	3.4	165.8	(89.8)
Depreciation and amortization	10.9	3.8	4.0	0.1	18.8	9.3	28.1
Restructuring charges, net	8.2	3.2	16.0	0.0	27.4	5.1	32.5

The table below presents a reconciliation of net income (loss) as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$26.4	$(18.5)	$47.7	$(18.9)
Interest expense, net	4.5	7.2	9.6	14.2
Income tax expense (benefit)	9.1	(0.5)	18.2	(0.1)
Depreciation and amortization	14.3	14.3	28.8	28.1
Restructuring charges, net	5.2	32.5	9.5	32.5
Facility closure charges, including (gain) loss from asset disposition	(1.5)	0.6	(1.2)	2.0
Stock-based compensation	3.5	0.7	4.7	10.1
LIFO reserve (decrease) increase	11.0	1.7	16.1	(4.2)
Non-restructuring severance charges	1.1	0.7	1.9	2.4
Non-restructuring pension charges, net	—	0.1	—	7.2
Fair value adjustment on TRA contingent liability	—	(0.3)	—	(1.0)
Fair value adjustment on contingent consideration liability	—	—	—	1.0
Other	(0.1)	1.3	(2.3)	2.7
Adjustment for Corporate & Other	54.5	42.6	101.9	89.8
Adjusted EBITDA for reportable segments	$128.0	$82.4	$234.9	$165.8

On March 31, 2021, the Company sold its Print segment's Rollsource business, which provides specialized converting of commercial printing paper for distribution to the business-forms, direct-mail and digital-printing industries. The Company received cash proceeds of approximately $7.5 million, which was immediately used to pay outstanding revolving loan borrowings under the ABL Facility. The cash proceeds are reported as proceeds from asset sales and sale of a business in the investing activities section of the Condensed Consolidated Statements of Cash Flows. The Company recognized an initial gain of $2.4 million on the sale, and in the second quarter of 2021, recognized an additional gain of $0.7 million related to the post-closing working capital adjustment, both of which are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. The transaction is substantially complete and no further significant adjustments are expected. The divestiture is not considered a strategic shift that will have a major effect on the Company's operations or financial results; therefore, it is not reported as discontinued operations.

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

Factors that could cause actual results to differ materially from current expectations include risks and other factors described under "Risk Factors" and elsewhere in our Annual Report on Form 10-K and elsewhere in the Company's publicly available reports filed with the Securities and Exchange Commission ("SEC"), which contain a discussion of various factors that may affect the Company's business or financial results. Such risks and other factors, which in some instances are beyond the Company's control, include: adverse impacts of the COVID-19 pandemic; the industry-wide decline in demand for paper and related products; increased competition from existing and non-traditional sources; procurement and other risks in obtaining packaging, facility products and paper from our suppliers for resale to our customers; changes in prices for raw materials; changes in trade policies and regulations; increases in the cost of fuel and third-party freight and the availability of third-party freight providers; the loss of any of our significant customers; uncertainties as to the structure, timing, benefits and costs of the 2020 Restructuring Plan or any future restructuring plan that the Company may undertake; adverse developments in general business and economic conditions that could impair our ability to use net operating loss carryforwards and other deferred tax assets; our ability to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our ability to attract, train and retain highly qualified employees; our pension and health care costs and participation in multi-employer pension, health and welfare plans; the effects of work stoppages, union negotiations and labor disputes; our ability to generate sufficient cash to service our debt; increasing interest rates; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; our ability to comply with the covenants contained in our debt agreements; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; changes in tax laws; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; regulatory changes and judicial rulings impacting our business; the impact of adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets on demand for our products and services, our business including our international operations, and our customers; foreign currency fluctuations; inclement weather, widespread outbreak of an illness, anti-terrorism measures and other disruptions to our supply chain, distribution system and operations; our dependence on a variety of information technology and telecommunications systems and the Internet; our reliance on third-party vendors for various services; cybersecurity risks; and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.

For a more detailed discussion of these factors, see the information under "Risk Factors" and elsewhere in our Annual Report on Form 10-K and in our other filings we make with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.

The following discussion of the Company's financial condition and results of operations for the three and six months ended June 30, 2021 should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Executive Overview

The COVID-19 Pandemic

The global outbreak of the novel coronavirus ("COVID-19"), which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the United States ("U.S.") and global economies and created significant uncertainty regarding potential impacts to Veritiv Corporation's ("Veritiv" or the "Company") operations, supply chain and customer demand. The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global societies, economies, financial markets and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including physical distancing recommendations, travel restrictions, border closures, limitations on public gatherings, work-from-home recommendations, supply chain logistical changes and closure of non-essential businesses. Veritiv's logistics and distribution operations have fallen within guidance provided by various government authorities on essential businesses, services and workplaces and therefore the Company has not experienced any closures of distribution centers. Veritiv serves customers across a broad range of industry sectors and geographies, with varying COVID-19 impacts. Primarily beginning in April 2020, unfavorable impacts from the COVID-19 pandemic began having a negative impact on the Company's financial results, including decreased sales activity. Sales activity during the second quarter of 2021 was above the same period in 2020 for all the Company's reportable segments including the Packaging segment, which is above pre-COVID-19 levels. The Company has seen economic improvements in many of the markets where it operates, as global vaccine distribution efforts continue. However, some areas continue to experience renewed outbreaks and new variants of the virus continue to emerge.

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

In April 2020, Veritiv took several actions to help mitigate the effects of the revenue decline and improve liquidity. These actions included (i) temporarily reducing salaries for senior leaders ranging from 10% to 50% through June 2020, (ii) temporarily reducing annual cash retainers for independent directors by 50% through June 2020, (iii) placing approximately 15% of its salaried workforce on temporary furloughs through mid-July 2020, (iv) adjusting its supply chain operations staff depending on volume at specific locations, (v) suspending its share repurchase program and (vi) reducing discretionary spending including planned capital expenditures. In July 2020, Veritiv took additional actions in response to the ongoing impacts of the COVID-19 pandemic to enhance liquidity, including implementing cost-savings and cash preservation initiatives as described under the heading "2020 Restructuring Plan" below.

Veritiv's management expects that cash provided by operating activities and available capacity under the Asset-Based Lending Facility (the "ABL Facility") will provide sufficient funds to operate the business and meet other liquidity needs. As of June 30, 2021, Veritiv had cash and cash equivalents of $34.7 million and also had $444.6 million in available additional borrowing capacity under the ABL Facility. In May 2021, the Company amended its ABL Facility to, among other things, extend the maturity date to May 2026.

The current circumstances are dynamic and the impacts of the COVID-19 pandemic on the Company's business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations, access to sources of liquidity and financial condition will depend on future developments. These developments, which are highly uncertain and cannot be predicted, include, but are not limited to, the duration, spread and severity of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, the availability, adoption and effectiveness of vaccines and to what extent normal economic and operating conditions can resume and be sustained. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession, downturn or volatility that has occurred or may occur in the future.

Other Recent Developments

2021 Share Repurchase Program

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50 million share repurchase program (the "2021 Share Repurchase Program"). On May 24, 2021, the Company announced its Board of Directors increased the 2021 Share Repurchase Program authorization to a total of $100 million. Under the increased repurchase authorization, the Company may, from time to time, purchase shares of its common stock through open market purchases, privately negotiated transactions, accelerated repurchase programs, tender offers or otherwise, in accordance with all applicable securities laws and regulations. This new and expanded authorization for the share repurchase program replaces the $25 million share repurchase authorization previously approved by the Board of Directors in March 2020 (the "2020 Share Repurchase Program") and may be suspended, terminated, increased or decreased by the Board at any time.

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

Business Overview

Veritiv is a leading North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger (the "Merger") of International Paper Company's xpedx distribution solutions business and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. The Company operates from approximately 120 distribution centers primarily throughout the U.S., Canada and Mexico.

Veritiv's business is organized under four reportable segments: Packaging, Facility Solutions, Print, and Publishing and Print Management ("Publishing"). This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as the Veritiv logistics solutions business which provides transportation and warehousing solutions. The following summary describes the products and services offered in each of the reportable segments:
•Packaging – Veritiv is a global provider of packaging products, services and solutions. The Packaging segment provides custom and standard packaging solutions for customers based in North America and in key global markets. Veritiv services its customers with a full spectrum of packaging product materials within flexible, corrugated and fiber, ancillary packaging, rigid and equipment categories. The business is strategically focused on higher growth industry sectors including manufacturing, food and beverage, wholesale and retail, healthcare and transportation, as well as specialty sectors based on industry and product expertise. Veritiv's packaging professionals create customer value through supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting.

•Facility Solutions – Veritiv is a global provider of hygiene and facility solutions products and services. The Facility Solutions segment sources and sells cleaning, break-room and other supplies in product categories that include towels and tissues, food service, personal protective equipment, cleaning chemicals and skincare, primarily in North America. Through this segment, Veritiv manages a world class network of leading suppliers in most facilities solutions categories. Additionally, the Company offers total cost of ownership solutions with re-merchandising, budgeting and compliance reporting, inventory management and a sales force trained to bring leading vertical expertise to the major North American geographies.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2021	2020	$	%	2021	2020	$	%
Net sales	$1,658.6	$1,404.8	$253.8	18.1%	$3,217.9	$3,112.1	$105.8	3.4%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,319.0	1,106.8	212.2	19.2%	2,557.1	2,466.4	90.7	3.7%
Distribution expenses	104.0	99.9	4.1	4.1%	205.5	223.3	(17.8)	(8.0)%
Selling and administrative expenses	177.8	164.4	13.4	8.2%	344.2	368.0	(23.8)	(6.5)%
Depreciation and amortization	14.3	14.3	0.0	0.0%	28.8	28.1	0.7	2.5%
Restructuring charges, net	5.2	32.5	(27.3)	(84.0)%	9.5	32.5	(23.0)	(70.8)%
Operating income (loss)	38.3	(13.1)	51.4	*	72.8	(6.2)	79.0	*
Interest expense, net	4.5	7.2	(2.7)	(37.5)%	9.6	14.2	(4.6)	(32.4)%
Other (income) expense, net	(1.7)	(1.3)	(0.4)	(30.8)%	(2.7)	(1.4)	(1.3)	(92.9)%
Income (loss) before income taxes	35.5	(19.0)	54.5	*	65.9	(19.0)	84.9	*
Income tax expense (benefit)	9.1	(0.5)	9.6	*	18.2	(0.1)	18.3	*
Net income (loss)	$26.4	$(18.5)	$44.9	*	$47.7	$(18.9)	$66.6	*
*- not meaningful

Net Sales
For the three months ended June 30, 2021, net sales increased by $253.8 million, or 18.1%. Net sales increased in all reportable segments with the Packaging segment's net sales responsible for over 50% of the total increase. Primarily beginning in April 2020, the Company experienced decreased net sales due to the negative impacts from the COVID-19 pandemic. See the "Segment Results" section for additional discussion.

For the six months ended June 30, 2021, net sales increased by $105.8, or 3.4%. Net sales increased in Packaging and Publishing, while Print and Facility Solutions decreased. The decrease in Print was due to continuing secular decline in the paper industry and negative impact on demand from the COVID-19 pandemic. The decrease in Facility Solutions was primarily due to continued impacts of the COVID-19 pandemic. See the "Segment Results" section for additional discussion. The duration and extent of the COVID-19 pandemic is highly uncertain and the recovery in net sales is difficult to predict.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three and six months ended June 30, 2021, cost of products sold increased primarily due to higher net sales.

Distribution Expenses
For the three months ended June 30, 2021, distribution expenses increased by $4.1 million, or 4.1%. The increase was primarily due to (i) a $5.6 million increase in freight and logistics expense and (ii) a $1.4 million increase in wages expense, partially offset by a $2.8 million decrease in facility and equipment rent expense. The increase in freight and logistics expense was primarily driven by an increase in third-party freight and fuel expenses mostly related to higher sales volume. The increase in wages expense was primarily driven by increases in overtime expense. The decrease in facility and equipment rent expense was primarily driven by consolidation of the Company's facilities.

For the six months ended June 30, 2021, distribution expenses decreased by $17.8 million, or 8.0%. The decrease was primarily due to (i) a $7.5 million decrease in facility and equipment rent expense, (ii) a $7.1 million multi-employer pension plan withdrawal charge in the first quarter of 2020 that did not repeat in 2021 and (iii) a $6.3 million decrease in wages and temporary employee expenses, partially offset by a $4.6 million increase in freight and logistics expense. The decrease in facility and equipment rent expense was primarily driven by consolidation of the Company's facilities. The decrease in wages and temporary employee expenses was primarily driven by actions taken by the Company in response to the COVID-19 pandemic in the prior year. The increase in freight and logistics expense was primarily driven by an increase in third-party freight and delivery and handling expense mostly related to higher sales volume.

Selling and Administrative Expenses
For the three months ended June 30, 2021, selling and administrative expenses increased by $13.4 million, or 8.2%. The increase was primarily due to a $21.8 million increase in personnel expenses. This was partially offset by (i) a $5.5 million decrease in bad debt expense, (ii) a $1.7 million gain on the sale of a facility and (iii) a $1.6 million decrease in professional fees expense. The increase in personnel expenses was primarily driven by (i) higher incentive compensation expenses, (ii) the reinstatement of the Company's matching contributions to certain defined contribution plans, (iii) the reinstatement of annual performance-related salary increases and (iv) an increase in travel and entertainment expenses.

For the six months ended June 30, 2021, selling and administrative expenses decreased by $23.8 million, or 6.5%. The decrease was primarily due to (i) a $9.0 million decrease in bad debt expense, (ii) a $6.8 million decrease in personnel expenses, (iii) a $4.2 million decrease in professional fees expense, (iv) a $3.1 million gain on the sale of a business and (v) a $1.7 million gain on the sale of a facility. The decrease in personnel expenses was primarily driven by (i) a decrease in commission expenses driven by the change in the sales force compensation plans and (ii) a decrease in travel and entertainment expenses in response to the COVID-19 pandemic, partially offset by higher incentive compensation expenses and higher wages.

Depreciation and Amortization
For the three months ended June 30, 2021, depreciation and amortization was flat as compared to the same period in 2020. For the six months ended June 30, 2021, depreciation and amortization increased by $0.7 million, or 2.5%.

Restructuring Charges, Net
For the three months ended June 30, 2021, restructuring charges, net, decreased by $27.3 million, or 84.0%.

For the six months ended June 30, 2021, restructuring charges, net, decreased by $23.0 million, or 70.8%.

During the second quarter of 2020, the Company initiated a restructuring plan in response to the impact of the COVID-19 pandemic on its business operations and the ongoing secular changes in its Print and Publishing segments. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts.

Interest Expense, Net
For the three and six months ended June 30, 2021, interest expense, net, decreased by $2.7 million, or 37.5%, and $4.6 million, or 32.4%, respectively. The decrease was primarily due to (i) a lower average balance on the Company's ABL Facility and (ii) lower average interest rates.

Other (Income) Expense, Net
For the three months ended June 30, 2021, other (income) expense, net, was income of $1.7 million. This was a net improvement of $0.4 million as compared to the same period in 2020. The improvement was primarily due to lower pension expenses and improvements in foreign exchange impacts.

For the six months ended June 30, 2021, other (income) expense, net, was income of $2.7 million. This was a net improvement of $1.3 million as compared to the same period in 2020. The improvement was primarily due to lower pension expenses and improvements in foreign exchange impacts.

Effective Tax Rate
Veritiv's effective tax rates were 25.6% and 2.6% for the three months ended June 30, 2021 and 2020, respectively. Veritiv's effective tax rates were 27.6% and 0.5% for the six months ended June 30, 2021 and 2020, respectively. The difference between the Company's effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), non-deductible expenses, vesting of stock compensation, Global Intangible Low-Taxed Income, and the Company's pre-tax book income (loss) by jurisdiction. In addition, Veritiv recognized the tax-effect of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") in the quarter ended March 31, 2020, and recorded an estimated $2.1 million benefit, primarily related to the carryback of net operating loss ("NOL" or "NOLs") generated in 2019 to prior years in which the U.S. statutory tax rate was 35%. During the three months ended June 30, 2020, Veritiv refined the estimated carryback and recorded an estimated $1.2 million expense, for a year-to-date net benefit related to the CARES Act of $0.9 million.

The historical volatility of the Company's effective tax rate has been primarily due to both the level of pre-tax book income (loss) as well as variations in the Company's income (loss) by jurisdiction. The Company may experience volatility of the effective tax rate in future periods due to potential fluctuations in the amount and source, including both foreign and domestic, of pre-tax book income (loss) by jurisdiction, potential deferred tax valuation allowance increases in certain jurisdictions, including the U.S., changes in amounts of non-deductible expenses, and other items that could impact the effective tax rate.

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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Three Months Ended June 30, 2021
Net sales	$915.0	$224.7	$351.2	$137.8	$29.9
Adjusted EBITDA	95.4	10.4	18.3	3.9	(54.5)
Adjusted EBITDA as a % of net sales	10.4%	4.6%	5.2%	2.8%	*

Three Months Ended June 30, 2020
Net sales	$781.5	$202.5	$282.2	$115.2	$23.4
Adjusted EBITDA	69.9	11.4	1.3	(0.2)	(42.6)
Adjusted EBITDA as a % of net sales	8.9%	5.6%	0.5%	(0.2)%	*

Six Months Ended June 30, 2021
Net sales	$1,769.6	$430.8	$674.4	$285.9	$57.2
Adjusted EBITDA	173.4	21.9	30.6	9.0	(101.9)
Adjusted EBITDA as a % of net sales	9.8%	5.1%	4.5%	3.1%	*

Six Months Ended June 30, 2020
Net sales	$1,584.1	$462.2	$734.4	$281.9	$49.5
Adjusted EBITDA	129.5	20.4	12.5	3.4	(89.8)
Adjusted EBITDA as a % of net sales	8.2%	4.4%	1.7%	1.2%	*
* - not meaningful

See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of net income (loss) as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

The table below presents selected data for the Packaging segment:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2021	2020	$	%	2021	2020	$	%
Net sales	$915.0	$781.5	$133.5	17.1%	$1,769.6	$1,584.1	$185.5	11.7%
Adjusted EBITDA	95.4	69.9	25.5	36.5%	173.4	129.5	43.9	33.9%
Adjusted EBITDA as a % of net sales	10.4%	8.9%		150 bps	9.8%	8.2%		160 bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2021 vs. 2020	2021 vs. 2020
Volume	$115.6	$159.0
Foreign currency	9.7	15.0
Price/Mix	8.2	11.5
Total change	$133.5	$185.5

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020

Net sales increased $133.5 million, or 17.1%, as compared to the same period in 2020. The net sales increase was primarily attributable to increased sales in all product categories and end use sectors as well as higher market prices and favorable foreign currency impacts. Sales to heavy manufacturing, specialty retail and healthcare customers improved significantly compared to the prior year period. Similar to the first quarter of 2021, net sales during the second quarter of 2021 were positively impacted by strong e-commerce demand.

Adjusted EBITDA increased $25.5 million, or 36.5%, as compared to the same period in 2020. The increase in Adjusted EBITDA was primarily attributable to (i) increased sales volume and (ii) cost of products sold increasing at a slower rate than net sales, partially offset by (i) an $8.0 million increase in selling and administrative expenses and (ii) a $6.4 million increase in distribution expenses. The increase in selling and administrative expenses was primarily driven by an $8.2 million increase in personnel expenses associated with (i) increased headcount to support the Company's Packaging growth strategy, (ii) the reinstatement of the Company's matching contributions to certain defined contribution plans, (iii) an increase in travel and entertainment expenses and (iv) the reinstatement of annual performance-related compensation increases. The increase in distribution expenses was primarily driven by increased utilization of the distribution network, which is reflected in (i) a $3.5 million increase in freight and logistics expense, (ii) a $1.6 million increase in facility and equipment rent expense and (iii) a $1.4 million increase in personnel expenses.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020

Net sales increased $185.5 million, or 11.7%, as compared to the same period in 2020. The net sales increase was primarily attributable to increased sales in all product categories and end use sectors as well as higher market prices and favorable foreign currency impacts. Sales to heavy manufacturing, specialty retail and healthcare customers improved significantly compared to the prior year period. Net sales were positively impacted by strong e-commerce demand in the first half of 2021.

Adjusted EBITDA increased $43.9 million, or 33.9%, as compared to the same period in 2020. The increase in Adjusted EBITDA was primarily attributable to (i) increased sales volume and (ii) cost of products sold increasing at a slower rate than net sales, partially offset by (i) an $8.1 million increase in distribution expenses and (ii) a $3.4 million increase in selling and administrative expenses. The increase in distribution expenses was primarily driven by increased utilization of the distribution network, which is reflected in (i) a $4.4 million increase in freight and logistics expense, (ii) a $2.3 million increase in facility and equipment rent expense and (iii) a $1.3 million increase in personnel expenses. The increase in selling and administrative expenses was primarily driven by a $3.3 million increase in personnel expenses.

Facility Solutions

The table below presents selected data for the Facility Solutions segment:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2021	2020	$	%	2021	2020	$	%
Net sales	$224.7	$202.5	$22.2	11.0%	$430.8	$462.2	$(31.4)	(6.8)%
Adjusted EBITDA	10.4	11.4	(1.0)	(8.8)%	21.9	20.4	1.5	7.4%
Adjusted EBITDA as a % of net sales	4.6%	5.6%		(100) bps	5.1%	4.4%		70 bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2021 vs. 2020	2021 vs. 2020
Volume	$20.1	$(41.1)
Foreign currency	7.3	10.9
Price/Mix	(5.2)	(1.2)
Total change	$22.2	$(31.4)

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020

Net sales increased $22.2 million, or 11.0%, as compared to the same period in 2020. The net sales increase was primarily attributable to increased sales of food service products and towels and tissues primarily driven by overall demand improvements as compared to the prior year and favorable foreign currency impacts. Beginning in April 2020, net sales were negatively impacted due to reduced customer demand resulting from the COVID-19 pandemic despite strong demand in the product categories of personal protective equipment and hygiene-related products. Negative impacts to customer demand have included business and school temporary closures, travel restrictions, constraints on large venues hosting sporting, conventions and entertainment events as well as extended work-from-home measures. Sales to customers in the education and entertainment and hospitality sectors have begun to recover from the pandemic-driven lows of the prior year while office and property management customers remain near second quarter 2020 levels.

Adjusted EBITDA decreased $1.0 million, or 8.8%, as compared to the same period in 2020. The decrease in Adjusted EBITDA was primarily attributable to (i) cost of sales increasing at a faster rate than net sales and (ii) a $1.6 million increase in distribution expenses, partially offset by an increase in net sales. The increase in distribution expenses was primarily driven by a $1.3 million increase in freight and logistics expense, primarily driven by third-party freight and fuel expenses.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020

Net sales decreased $31.4 million, or 6.8%, as compared to the same period in 2020. The net sales decrease was primarily attributable to declines in the sale of towels and tissues, skin care products and chemicals primarily driven by the continuing impact on demand from the COVID-19 pandemic which began in the prior year period.

Adjusted EBITDA increased $1.5 million, or 7.4%, as compared to the same period in 2020. The increase in Adjusted EBITDA was primarily attributable to (i) a $6.4 million decrease in selling and administrative expenses and (ii) a $3.4 million decrease in distribution expenses, partially offset by decreased sales volume and cost of products sold decreasing at a slower rate than net sales. The decrease in selling and administrative expenses was primarily driven by a $6.7 million decrease in personnel expenses. The decrease in distribution expenses was primarily driven by a $3.0 million decrease in personnel expenses.

Print

The table below presents selected data for the Print segment:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2021	2020	$	%	2021	2020	$	%
Net sales	$351.2	$282.2	$69.0	24.5%	$674.4	$734.4	$(60.0)	(8.2)%
Adjusted EBITDA	18.3	1.3	17.0	*	30.6	12.5	18.1	144.8%
Adjusted EBITDA as a % of net sales	5.2%	0.5%		470 bps	4.5%	1.7%		280 bps
* - not meaningful

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2021 vs. 2020	2021 vs. 2020
Volume	$62.5	$(58.2)
Foreign currency	4.8	7.2
Price/Mix	1.7	(9.0)
Total change	$69.0	$(60.0)

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020

Net sales increased $69.0 million, or 24.5%, as compared to the same period in 2020. The net sales increase was primarily attributable to an increase in demand compared to the prior year period, when there was a significant negative impact on demand due to the COVID-19 pandemic, as well as favorable foreign currency impacts.

Adjusted EBITDA increased $17.0 million as compared to the same period in 2020. The Adjusted EBITDA increase was primarily attributable to (i) increased sales volume, (ii) a $4.3 million decrease in selling and administrative expenses and (iii) a $3.3 million decrease in distribution expenses. The decrease in selling and administration expenses was primarily driven by (i) a $2.5 million decrease in personnel expenses and (ii) a $1.5 million decrease in bad debt expense. The decrease in distribution expenses was primarily driven by a $3.9 million decrease in facility and equipment rent expense, primarily driven by consolidation of the Company's facilities, partially offset by a $0.9 million increase in freight and logistics expense, primarily driven by third-party freight and fuel expenses.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020

Net sales decreased $60.0 million, or 8.2%, as compared to the same period in 2020. The net sales decrease was primarily attributable to the continued secular decline in the paper industry in addition to managing risk in the segment through strategic adjustments to the Company's customer base and the negative impact on demand primarily beginning in April 2020 from the COVID-19 pandemic as well as a decrease in price, partially offset by favorable foreign currency impacts.

Adjusted EBITDA increased $18.1 million, or 144.8%, as compared to the same period in 2020. The Adjusted EBITDA increase was primarily attributable to (i) a $16.0 million decrease in selling and administrative expenses and (ii) a $14.1 million decrease in distribution expenses, partially offset by a decline in net sales and cost of products sold increasing at a faster rate than net sales. The decrease in selling and administration expenses was primarily driven by (i) an $11.6 million decrease in personnel expenses and (ii) a $3.4 million decrease in bad debt expense. The decrease in distribution expenses was primarily driven by (i) an $8.1 million decrease in facility and equipment rent expense, primarily driven by consolidation of the Company's facilities, (ii) a $4.3 million decrease in personnel expenses and (iii) a $0.7 million decrease in maintenance and materials expense.

Publishing

The table below presents selected data for the Publishing segment:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2021	2020	$	%	2021	2020	$	%
Net sales	$137.8	$115.2	$22.6	19.6%	$285.9	$281.9	$4.0	1.4%
Adjusted EBITDA	3.9	(0.2)	4.1	*	9.0	3.4	5.6	164.7%
Adjusted EBITDA as a % of net sales	2.8%	(0.2)%		300 bps	3.1%	1.2%		190 bps
* - not meaningful

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2021 vs. 2020	2021 vs. 2020
Volume	$24.1	$9.6
Foreign currency	—	—
Price/Mix	(1.5)	(5.6)
Total change	$22.6	$4.0

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020

Net sales increased $22.6 million, or 19.6%, as compared to the same period in 2020. The net sales increase was primarily attributable to an increase in demand compared to the prior year period, when there was a significant negative impact on demand due to the COVID-19 pandemic, partially offset by a decrease in price.

Adjusted EBITDA increased $4.1 million as compared to the same period in 2020. The Adjusted EBITDA increase was primarily attributable to (i) a $2.5 million decrease in selling and administrative expenses and (ii) increased sales volume. The decrease in selling and administrative expenses was primarily driven by a $3.1 million decrease in bad debt expense, partially offset by a $0.7 million increase in personnel expenses.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020

Net sales increased $4.0 million, or 1.4%, as compared to the same period in 2020. The net sales increase was primarily attributable to the negative impact on demand due to the COVID-19 pandemic in the prior year period, partially offset by a decrease in price.

Adjusted EBITDA increased $5.6 million, or 164.7%, as compared to the same period in 2020. The Adjusted EBITDA increase was primarily attributable to (i) a $5.2 million decrease in selling and administrative expenses and (ii) increased sales volume. The decrease in selling and administrative expenses was primarily driven by a $5.0 million decrease in bad debt expense.

Corporate & Other

The table below presents selected data for Corporate & Other:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2021	2020	$	%	2021	2020	$	%
Net sales	$29.9	$23.4	$6.5	27.8%	$57.2	$49.5	$7.7	15.6%
Adjusted EBITDA	(54.5)	(42.6)	(11.9)	(27.9)%	(101.9)	(89.8)	(12.1)	(13.5)%

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020

Net sales increased $6.5 million, or 27.8%, as compared to the same period in 2020. The net sales increase was primarily attributable to an increase in the price of freight brokerage services, partially offset by a decline in volume.

Adjusted EBITDA decreased $11.9 million, or 27.9%, as compared to the same period in 2020. The Adjusted EBITDA decrease was primarily driven by a $12.2 million increase in selling and administrative expenses. The increase in selling and administrative expenses was primarily driven by an $11.9 million increase in incentive compensation expense driven by the Company outperforming incentive targets and a planned discretionary payout for employees not participating in the annual incentive program for helping to ensure Veritiv's continued operations during the pandemic.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020

Net sales increased $7.7 million, or 15.6%, as compared to the same period in 2020. The net sales increase was primarily attributable to an increase in the price of freight brokerage services, partially offset by a decline in volume.

Adjusted EBITDA decreased $12.1 million, or 13.5%, as compared to the same period in 2020. The Adjusted EBITDA decrease was primarily driven by a $13.0 million increase in selling and administrative expenses. The increase in selling and administrative expenses was primarily driven by a $15.6 million increase in incentive compensation expense driven by the Company outperforming incentive targets and a planned discretionary payout for employees not participating in the annual incentive program for helping to ensure Veritiv's continued operations during the pandemic, partially offset by (i) a $1.7 million reduction in professional fees and (ii) a $1.6 million reduction in temporary and contract labor expenses.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

The following table sets forth a summary of cash flows:

	Six Months Ended June 30,
(in millions)	2021	2020
Net cash provided by (used for):
Operating activities	$50.1	$226.5
Investing activities	2.2	(14.0)
Financing activities	(138.2)	(137.5)

Analysis of Cash Flows
Operating Activities
Net cash provided by operating activities decreased by $176.4 million as compared to the prior year, primarily as a result of an increase in accounts receivable and inventory levels partially offset by an increase in accounts payable driven by increasing sales in the current period as compared to the pandemic driven decreases in the 2020 period. The net cash used for other accrued liabilities was primarily a result of decreases in restructuring accruals and income tax payables. The decline in cash flows from operating assets and liabilities as compared to the prior year was partially offset by improvements in operating results.

Investing Activities
Net cash from investing activities increased by $16.2 million as compared to the prior year, primarily due to the sale of a business in the first quarter of 2021, for which the Company received cash proceeds of approximately $7.5 million, the sale of a facility in the second quarter of 2021, for which the Company received cash proceeds of approximately $3.0 million and lower capital expenditures in the current year period.

Financing Activities
Net cash used for financing activities was flat as compared to the prior year, primarily due to lower net repayments under the Company's ABL Facility offset by an increase in common stock repurchases. During the first six months of 2021, the Company repurchased 1,035,943 shares of its common stock at a cost of $50.4 million under its 2021 Share Repurchase Program. During the first quarter of 2020, the Company repurchased 383,972 shares of its common stock at a cost of $3.5 million under its 2020 Share Repurchase Program, prior to its suspension as of March 27, 2020. See Part II, Item 2 of this report for additional information on the Company's share repurchase programs.

During the second quarter of 2021, in conjunction with the amendment of the ABL Facility, the Company incurred and paid $3.3 million in new financing fees. In conjunction with the amendment of the ABL Facility on April 9, 2020, the Company incurred and paid $3.4 million in financing fees during the second quarter of 2020.

Funding and Liquidity Strategy

On May 20, 2021, the Company amended its ABL Facility to extend the maturity date to May 20, 2026, adjust the pricing grid for applicable interest rates and update certain provisions to facilitate the transition from LIBOR to a new replacement benchmark rate. All other significant terms remained substantially the same. Previously, on April 9, 2020, the Company amended its ABL Facility to extend the maturity date to April 9, 2025, reduce the aggregate commitments from $1.4 billion to $1.1 billion and adjust the pricing grid for applicable interest rates. All other significant terms remained substantially the same. Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of June 30, 2021, the available additional borrowing capacity under the ABL Facility was approximately $444.6 million. As of June 30, 2021, the Company held $12.1 million in outstanding letters of credit. The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At June 30, 2021, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Veritiv's management expects that the Company's primary future cash needs will be for working capital, capital expenditures, contractual commitments, share repurchases and strategic investments. Veritiv's ability to fund its capital and operating needs will depend on its ongoing ability to generate cash from operations, borrowings under the ABL Facility and access to the capital markets. If Veritiv's cash flows from operating activities are lower than expected, the Company will need to borrow under the ABL Facility and may need to incur additional debt or issue additional equity. Although management believes that the arrangements currently in place will permit Veritiv to finance its capital and operating needs on acceptable terms and conditions, the Company's access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. To preserve liquidity, particularly during the COVID-19 pandemic, the Company may invest a portion of its cash in highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash. The Company elected to defer the payment of $19.1 million in payroll taxes incurred through December 31, 2020, as provided by the CARES Act, with 50% payable December 2021 and 50% payable December 2022. The Company currently estimates it will incur total restructuring charges of between $70 million and $87 million in connection with the 2020 Restructuring Plan. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information on the Company's restructuring efforts.

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of June 30, 2021, other than leases that have not yet commenced and the letters of credit under the ABL Facility (see Note 3 and Note 5 of the Notes to Condensed Consolidated Financial Statements, respectively, for additional information on these items). The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50 million share repurchase program (the "2021 Share Repurchase Program"). On May 24, 2021, the Company announced its Board of Directors increased the 2021 Share Repurchase Program authorization to a total of $100 million. Under the increased repurchase authorization, the Company may, from time to time, purchase shares of its common stock through open market purchases, privately negotiated transactions, accelerated repurchase programs, tender offers or otherwise, in accordance with all applicable securities laws and regulations. This new and expanded authorization for the share repurchase program replaces the $25 million share repurchase authorization previously approved by the Board of Directors in March 2020 (the "2020 Share Repurchase Program") and may be suspended, terminated, increased or decreased by the Board at any time.

During the first quarter of 2020, the Company repurchased 383,972 shares of its common stock at a cost of $3.5 million under its 2020 Share Repurchase Program, prior to its suspension as of March 27, 2020.

The following table presents information with respect to purchases made by the Company of its common stock during the three months ended June 30, 2021 (shares are in whole units):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Program
April 1-30	163,762	$43.24	54,241	$23,089,767
May 1-31	98,258	$53.59	98,098	$67,831,272
June 1-30	302,427	$61.18	297,601	$49,618,271
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

10.1
Second Amendment to ABL Credit Agreement dated as of May 20, 2021 among the Company, Veritiv Operating Company and the other borrowers from to time parties thereto, the several lenders and financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 20, 2021.

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

VERITIV CORPORATION
(Registrant)

Date:	August 9, 2021	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2021	By: /s/ Andrew E. Magley
Name: Andrew E. Magley
Title: Chief Accounting Officer
(Principal Accounting Officer)