Form 10-Q
period 2021-09-30
Veritiv Corp
filed 2021-11-03
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or
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

The number of shares outstanding of the registrant's common stock as of October 28, 2021 was 14,592,884.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales (including sales to related party of $4.8 and $16.5 in 2020, respectively)	$1,767.8	$1,591.2	$4,985.7	$4,703.3
Cost of products sold (including purchases from related party of $15.0 and $47.0 in 2020, respectively) (exclusive of depreciation and amortization shown separately below)	1,402.1	1,262.4	3,959.2	3,728.8
Distribution expenses	103.4	100.6	308.9	323.9
Selling and administrative expenses	189.7	177.4	533.9	545.4
Depreciation and amortization	13.3	15.0	42.1	43.1
Restructuring charges, net	2.5	7.9	12.0	40.4
Operating income (loss)	56.8	27.9	129.6	21.7
Interest expense, net	3.8	5.5	13.4	19.7
Other (income) expense, net	(1.1)	1.4	(3.8)	0.0
Income (loss) before income taxes	54.1	21.0	120.0	2.0
Income tax expense (benefit)	14.1	(0.1)	32.3	(0.2)
Net income (loss)	$40.0	$21.1	$87.7	$2.2

Earnings (loss) per share:
Basic	$2.69	$1.33	$5.68	$0.14
Diluted	$2.54	$1.30	$5.40	$0.14

Weighted-average shares outstanding:
Basic	14.86	15.89	15.44	15.99
Diluted	15.76	16.21	16.24	16.18

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$40.0	$21.1	$87.7	$2.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.0)	3.8	(1.3)	(6.0)
Change in fair value of cash flow hedge, net of tax (1)	0.0	0.0	0.1	0.0
Pension liability adjustments, net of tax (1)	0.1	0.1	0.1	0.1
Other comprehensive income (loss)	(3.9)	3.9	(1.1)	(5.9)
Total comprehensive income (loss)	$36.1	$25.0	$86.6	$(3.7)
(1) Amounts shown are net of tax impacts, which were not significant for the periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$43.4	$120.6
Accounts receivable, less allowances of $37.8 and $41.6, respectively	958.2	849.5
Inventories	482.7	465.4
Other current assets	128.2	119.5
Total current assets	1,612.5	1,555.0
Property and equipment (net of accumulated depreciation and amortization of $323.6 and $375.9, respectively)	164.9	194.7
Goodwill	99.6	99.6
Other intangibles, net	43.9	47.4
Deferred income tax assets	60.3	60.0
Other non-current assets	371.8	378.3
Total assets	$2,353.0	$2,335.0
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$564.7	$471.9
Accrued payroll and benefits	90.8	80.6
Other accrued liabilities	172.9	182.2
Current portion of debt	15.5	14.7
Total current liabilities	843.9	749.4
Long-term debt, net of current portion	533.6	589.1
Defined benefit pension obligations	15.7	18.2
Other non-current liabilities	392.8	395.2
Total liabilities	1,786.0	1,751.9
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 17.0 million and 16.6 million, respectively; shares outstanding - 14.6 million and 15.9 million, respectively	0.2	0.2
Additional paid-in capital	632.2	634.9
Accumulated earnings (deficit)	86.3	(1.4)
Accumulated other comprehensive loss	(34.6)	(33.5)
Treasury stock at cost - 2.4 million shares in 2021 and 0.7 million shares in 2020	(117.1)	(17.1)
Total shareholders' equity	567.0	583.1
Total liabilities and shareholders' equity	$2,353.0	$2,335.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$87.7	$2.2
Depreciation and amortization	42.1	43.1
Amortization and write-off of deferred financing fees	1.1	1.8
Net losses (gains) on disposition of assets and sale of a business	(9.1)	(8.1)
Provision for expected credit losses	4.6	11.2
Deferred income tax provision (benefit)	(0.3)	(0.6)
Stock-based compensation	5.7	14.9
Other non-cash items, net	1.3	8.4
Changes in operating assets and liabilities
Accounts receivable and related party receivable	(120.1)	58.1
Inventories	(20.4)	65.3
Other current assets	(5.8)	0.6
Accounts payable and related party payable	97.7	52.8
Accrued payroll and benefits	10.3	12.6
Other accrued liabilities	(11.6)	1.6
Other	8.4	16.8
Net cash provided by (used for) operating activities	91.6	280.7
Investing activities
Property and equipment additions	(14.1)	(19.8)
Proceeds from asset sales and sale of a business	15.8	12.0
Net cash provided by (used for) investing activities	1.7	(7.8)
Financing activities
Change in book overdrafts	(0.9)	(30.1)
Borrowings of long-term debt	4,353.6	4,100.6
Repayments of long-term debt	(4,401.1)	(4,252.0)
Payments under right-of-use finance leases	(10.2)	(9.5)
Deferred financing fees	(3.3)	(3.4)
Purchase of treasury stock	(100.0)	(3.5)
Payments under Tax Receivable Agreement	—	(0.3)
Other	(8.2)	(0.3)
Net cash provided by (used for) financing activities	(170.1)	(198.5)
Effect of exchange rate changes on cash	(0.4)	0.1
Net change in cash and cash equivalents	(77.2)	74.5
Cash and cash equivalents at beginning of period	120.6	38.0
Cash and cash equivalents at end of period	$43.4	$112.5
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$37.2	$2.8
Cash paid for interest	11.9	17.2
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases	$1.9	$13.4
Non-cash additions to other non-current assets for right-of-use operating leases	59.3	18.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, unaudited)

	2021
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	16.6	$0.2	$634.9	$(1.4)	$(33.5)	(0.7)	$(17.1)	$583.1
Net income (loss)				21.3				21.3
Other comprehensive income (loss)					(0.3)			(0.3)
Stock-based compensation			1.2					1.2
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(3.3)					(3.3)
Treasury stock purchases						(0.6)	(24.6)	(24.6)
Balance at March 31, 2021	16.8	$0.2	$632.8	$19.9	$(33.8)	(1.3)	$(41.7)	$577.4
Net income (loss)				26.4				26.4
Other comprehensive income (loss)					3.1			3.1
Stock-based compensation			3.5					3.5
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(5.0)					(5.0)
Treasury stock purchases						(0.4)	(25.8)	(25.8)
Balance at June 30, 2021	17.0	$0.2	$631.3	$46.3	$(30.7)	(1.7)	$(67.5)	$579.6
Net income (loss)				40.0				40.0
Other comprehensive income (loss)					(3.9)			(3.9)
Stock-based compensation			1.0					1.0
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	(0.1)					(0.1)
Treasury stock purchases						(0.7)	(49.6)	(49.6)
Balance at September 30, 2021	17.0	$0.2	$632.2	$86.3	$(34.6)	(2.4)	$(117.1)	$567.0
(1) Accumulated other comprehensive loss.

	2020
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	16.4	$0.2	$618.0	$(35.3)	$(33.1)	(0.3)	$(13.6)	$536.2
Net income (loss)				(0.4)				(0.4)
Other comprehensive income (loss)					(14.0)			(14.0)
Stock-based compensation			9.4					9.4
Issuance of common stock, net of stock received for minimum tax withholdings	0.1	0.0	(0.6)					(0.6)
Adoption impact - Accounting Standards Update 2016-13				(0.3)				(0.3)
Treasury stock purchases						(0.4)	(3.5)	(3.5)
Balance at March 31, 2020	16.5	$0.2	$626.8	$(36.0)	$(47.1)	(0.7)	$(17.1)	$526.8
Net income (loss)				(18.5)				(18.5)
Other comprehensive income (loss)					4.2			4.2
Stock-based compensation			0.7					0.7
Issuance of common stock, net of stock received for minimum tax withholdings	0.1	0.0	(0.2)					(0.2)
Balance at June 30, 2020	16.6	$0.2	$627.3	$(54.5)	$(42.9)	(0.7)	$(17.1)	$513.0
Net income (loss)				21.1				21.1
Other comprehensive income (loss)					3.9			3.9
Stock-based compensation			4.8					4.8
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	0.0					0.0
Balance at September 30, 2020	16.6	$0.2	$632.1	$(33.4)	$(39.0)	(0.7)	$(17.1)	$542.8
(1) Accumulated other comprehensive loss.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger (the "Merger") of International Paper Company's xpedx distribution solutions business ("xpedx") and UWW Holdings, Inc. ("UWWH"), the parent company of Unisource Worldwide, Inc. ("Unisource"). Veritiv operates from approximately 115 distribution centers primarily throughout the United States ("U.S."), Canada and Mexico.

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

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, estimated inventory returns were not significant.

A customer contract liability will arise when Veritiv has received payment for goods and services but has not yet transferred the items to a customer and satisfied its performance obligations. Veritiv records a customer contract liability for performance obligations outstanding related to payments received in advance for customer deposits on equipment sales and other sale arrangements requiring prepayment, which are included in accounts payable on the Condensed Consolidated Balance Sheets. Veritiv expects to satisfy these remaining performance obligations and recognize the related revenues upon delivery of the goods and services to the customer's designated location within 12 months following receipt of the payment. Most equipment sales deposits are held for approximately 90 days and other sale arrangements requiring prepayment initially cover a 60 - 90 day period but can be renewed by the customer.

See the table below for a year-to-date summary of the changes to the customer contract liabilities balance:

	Customer Contract Liabilities
(in millions)	2021	2020
Balance at January 1,	$12.2	$11.7
Payments received	38.3	36.5
Revenue recognized from beginning balance	(10.4)	(11.4)
Revenue recognized from current year receipts	(25.0)	(22.7)
Balance at September 30,	$15.1	$14.1

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

•Packaging – The Packaging segment provides custom and standard packaging solutions for customers based in North America and in key global markets. This segment services its customers with a full spectrum of packaging product materials within flexible, corrugated and fiber, ancillary packaging, rigid and equipment categories. The business is strategically focused on higher growth industry sectors including manufacturing, food and beverage, wholesale and retail, healthcare and transportation, as well as specialty sectors based on industry and product expertise. This segment also provides supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting.

•Facility Solutions – The Facility Solutions segment sources and sells cleaning, break-room and other supplies in product categories that include towels and tissues, food service, personal protective equipment, cleaning chemicals and skincare, primarily in North America. Additionally, the Company offers total cost of ownership solutions with re-merchandising, budgeting and compliance reporting and inventory management.

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

Allowance for Credit Losses

The components of the accounts receivable allowances were as follows:

(in millions)	September 30, 2021	December 31, 2020
Allowance for credit losses	$27.1	$31.4
Other allowances(1)	10.7	10.2
Total accounts receivable allowances	$37.8	$41.6
(1) Includes amounts reserved for credit memos, customer discounts, customer short pays and other miscellaneous items.

Below is a year-to-date rollforward of the Company’s allowance for credit losses:

	Packaging and Facility Solutions		Print - High Risk		Print - Medium/Low Risk
(in millions)	U.S.	Canada	U.S.	Canada	U.S.	Canada	Publishing(1)	Rest of world	Corporate & Other(1)	Total
Balance at December 31, 2020	$14.4	$0.5	$10.2	$0.7	$2.2	$0.0	$1.6	$1.0	$0.8	$31.4
Add / (Deduct):
Provision for expected credit losses	3.3	0.5	0.1	(0.1)	0.8	0.0	(0.4)	(0.1)	0.4	4.5
Write-offs charged against the allowance	(4.8)	0.0	(2.4)	0.0	(0.4)	—	(0.1)	0.0	(0.4)	(8.1)
Recoveries of amounts previously written off	0.5	—	0.0	0.0	0.0	—	—	—	0.0	0.5
Other adjustments(2)	—	0.0	(0.2)	0.0	(1.0)	0.0	—	0.0	—	(1.2)
Balance at September 30, 2021	$13.4	$1.0	$7.7	$0.6	$1.6	$0.0	$1.1	$0.9	$0.8	$27.1
(1) Publishing and Corporate & Other have only U.S. operations.
(2) Other adjustments represent amounts reserved for foreign currency translation adjustments and reserves for certain customer accounts where revenue is not recognized because collectability is not probable and may include accounts receivable allowances recorded in connection with acquisitions.

The Company, under certain circumstances, enters into note receivable agreements with customers. Expected credit losses are recognized when collectability is uncertain; these losses are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2021 and 2020, the Company recognized $0.1 million and $4.3 million, respectively, in the provision for expected credit losses related to these notes receivable. At September 30, 2021 and December 31, 2020, the Company held $1.1 million and $2.2 million, respectively, in notes receivable, the majority of which is reflected within other current assets on the Condensed Consolidated Balance Sheets.

3. LEASES

The Company leases certain property and equipment used for operations to limit its exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment. As of September 30, 2021, the Company operated from approximately 115 distribution centers of which approximately 110 were leased. These facilities are strategically located throughout the U.S., Canada and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions.

The components of lease expense were as follows:

(in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Classification	Financial Statement Classification	2021	2020	2021	2020
Short-term lease expense(1)	Operating expenses	$1.2	$0.6	$3.0	$1.8

Operating lease expense(2)	Operating expenses	$25.0	$30.6	$76.0	$85.3

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$3.7	$3.7	$11.0	$10.9
Interest expense	Interest expense, net	0.7	0.7	2.1	2.2
Total finance lease expense		$4.4	$4.4	$13.1	$13.1

Total Lease Cost		$30.6	$35.6	$92.1	$100.2
(1) Short-term lease expense is comprised of expenses related to leases with a term of twelve months or less, which includes expenses related to month-to-
month leases.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were not significant for the periods presented.

Supplemental balance sheets and other information were as follows:

(in millions, except weighted-average data)		September 30, 2021	December 31, 2020
Lease Classification	Financial Statement Classification
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$343.7	$351.7

Operating lease obligations - current	Other accrued liabilities	$79.9	$81.9
Operating lease obligations - non-current	Other non-current liabilities	297.8	307.4
Total operating lease obligations		$377.7	$389.3

Weighted-average remaining lease term in years		5.9	6.1
Weighted-average discount rate		4.6%	4.7%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$67.6	$76.6

Finance lease obligations - current	Current portion of debt	$13.8	$13.4
Finance lease obligations - non-current	Long-term debt, net of current portion	60.2	68.9
Total finance lease obligations		$74.0	$82.3

Weighted-average remaining lease term in years		6.5	7.1
Weighted-average discount rate		3.6%	3.7%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Nine Months Ended September 30,
Lease Classification	Financial Statement Classification	2021	2020
Operating Leases:
Operating cash flows from operating leases	Operating activities	$78.2	$83.7

Finance Leases:
Operating cash flows from finance leases	Operating activities	$2.1	$2.2
Financing cash flows from finance leases	Financing activities	10.2	9.5

Lease Commitments

Future minimum lease payments at September 30, 2021 were as follows:

(in millions)	Finance Leases	Operating Leases (1)
2021 (excluding the nine months ended September 30, 2021)	$4.1	$25.1
2022	15.9	91.8
2023	13.6	74.1
2024	11.8	60.5
2025	10.8	50.0
2026	8.0	44.1
Thereafter	19.7	88.8
Total future minimum lease payments	83.9	434.4
Amount representing interest	(9.9)	(56.7)
Total future minimum lease payments, net of interest	$74.0	$377.7
(1) Future sublease income of $2.9 million is excluded from the operating leases amount in the table above.

Total future minimum lease payments at September 30, 2021 for finance and operating leases, including the amount representing interest, are comprised of $454.7 million for real estate leases and $63.6 million for non-real estate leases.

At September 30, 2021, the Company had committed to additional future obligations of approximately $71.8 million for real estate operating leases that have not yet commenced and therefore are not included in the table above. These leases will commence within the next six months with an average lease term of approximately eight years.

4. RESTRUCTURING CHARGES

2020 Restructuring Plan

During the second quarter of 2020, the Company initiated a restructuring plan in response to the impact of the COVID-19 pandemic on its business operations and the ongoing secular changes in its Print and Publishing segments. During the fourth quarter of 2020, the Company expanded the initial plan to further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. The initial and expansion activities are collectively referred to as the "2020 Restructuring Plan." The 2020 Restructuring Plan includes (i) a reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, (ii) the closure of certain warehouse facilities and retail stores, (iii) adjustments to various compensation plans, (iv) repositioning of inventory to expand the Company's service radius and (v) other actions. The Company currently estimates it will incur total restructuring charges of between $70 million and $76 million in connection with the 2020 Restructuring Plan. Through September 30, 2021, the Company has incurred approximately $64.2 million in costs and charges, of which $12.0 million was incurred during the nine months ended September 30, 2021. Initial charges were incurred and recorded in June 2020. The Company expects to substantially complete the 2020 Restructuring Plan by the end of 2021.

Other direct costs reported in the tables below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives; costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals.

The following is a summary of the Company's 2020 Restructuring Plan liability activity for the current year:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2020	$15.4	$6.9	$22.3
Costs incurred	(0.3)	2.7	2.4
Payments	(5.2)	(1.6)	(6.8)
Balance at March 31, 2021	9.9	8.0	17.9
Costs incurred	0.5	3.3	3.8
Payments	(4.2)	(4.3)	(8.5)
Balance at June 30, 2021	6.2	7.0	13.2
Costs incurred	1.6	2.5	4.1
Payments	(2.3)	(1.1)	(3.4)
Balance at September 30, 2021	$5.5	$8.4	$13.9

In addition to the costs incurred in the table above, during the three and nine months ended September 30, 2021, the Company expensed $1.8 million and $5.6 million, respectively, of Other Direct Costs, which was prepaid during the fourth quarter of 2020. For the three and nine months ended September 30, 2021, the Company recognized non-cash net gains of $3.4 million and $3.9 million from lease terminations and retirement of assets.

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

Additionally, the Company has recorded other restructuring liabilities related to the previous restructuring plans that as of September 30, 2021, totaled $22.6 million, of which $19.1 million was related to MEPP withdrawal obligations that will be paid-out over an approximate 20-year period. These other liabilities as of December 31, 2020, totaled $24.0 million, of which $20.0 million was related to MEPP withdrawal obligations.

See Note 13, Segment and Other Information, for the impact that charges from these restructuring plans had on the Company's reportable segments.

5. DEBT

The Company's debt obligations were as follows:

(in millions)	September 30, 2021	December 31, 2020
Asset-Based Lending Facility (the "ABL Facility")	$473.4	$520.2
Commercial card program	1.7	1.3
Finance leases	74.0	82.3
Total debt	549.1	603.8
Less: current portion of debt	(15.5)	(14.7)
Long-term debt, net of current portion	$533.6	$589.1

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

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2021, the available additional borrowing capacity under the ABL Facility was approximately $494.8 million. As of September 30, 2021, the Company held $11.0 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At September 30, 2021, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Commercial Card Program

The Company has a commercial purchasing card program that is used for business purpose purchasing and must be paid in-full monthly. At September 30, 2021, the card carried a maximum credit limit of $37.5 million. At September 30, 2021 and December 31, 2020, $1.7 million and $1.3 million, respectively, was outstanding on the commercial card. The net change in the outstanding balance is included in other financing activities on the Condensed Consolidated Statements of Cash Flows.

6. INCOME TAXES

The Company calculated the expense or benefit for income taxes during the three and nine months ended September 30, 2021 and 2020, by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting periods.

The following table presents the Company's expense (benefit) for income taxes and the effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Income (loss) before income taxes	$54.1	$21.0	$120.0	$2.0
Income tax expense (benefit)	14.1	(0.1)	32.3	(0.2)
Effective tax rate	26.1%	(0.5)%	26.9%	(10.0)%

The difference between the Company's effective tax rates for the three and nine months ended September 30, 2021 and 2020, and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), non-deductible expenses, tax credits, vesting of stock compensation, Global Intangible Low-Taxed Income ("GILTI"), and the Company's pre-tax book income (loss) by jurisdiction. Veritiv recognized the tax-effect of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") through the six months ended June 30, 2020, and recorded an estimated $0.9 million benefit, primarily related to the carryback of net operating loss ("NOL" or "NOLs") generated in 2019 to prior years in which the U.S. statutory tax rate was 35%. During the three months ended September 30, 2020, Veritiv refined the estimated carryback and recorded an estimated $1.5 million benefit, for a year-to-date net benefit related to the CARES Act of $2.4 million. In addition, Veritiv recognized the tax effect of legislation passed during the three months ended September 30, 2020, including, but not limited to, elections available under GILTI and interest expense disallowance, recording an estimated $2.2 million benefit.

The CARES Act was signed into law on March 27, 2020 and makes significant economic stimulus changes and additional changes to the U.S. tax code, including, but not limited to, allowing the carryback of NOLs occurring in 2018, 2019 and 2020 to the prior five years and eliminating the taxable income limitation, changes to the interest expense limitation, a technical correction for qualified improvement property depreciation and providing additional employee retention credits.

7. RELATED PARTY TRANSACTIONS

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50 million share repurchase program (the "2021 Share Repurchase Program"), which was increased to $100 million in May 2021. Executing within the 2021 Share Repurchase Program, on March 9, 2021, Veritiv entered into a Share Repurchase Agreement with UWW Holdings, LLC (the "UWWH Stockholder"), pursuant to which the Company agreed to repurchase (the "Share Repurchase") an aggregate of 553,536 shares of its common stock owned by the UWWH Stockholder for an aggregate purchase price of $23.2 million. The Share Repurchase closed on March 12, 2021 and the Company funded the Share Repurchase with cash on hand. Concurrently with the closing of the Share Repurchase, the UWWH Stockholder sold the remainder of its shares of Veritiv common stock to an unrelated third party. Subsequent to the Share Repurchase, the Company purchased a total of 1,181,274 shares of its common stock owned by unrelated third parties for an aggregate purchase price of $76.8 million.

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

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. The following table summarizes the financial impact of the transactions with Georgia-Pacific during the prior year period when it was considered a related party:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2020	2020
Sales to Georgia-Pacific, reflected in net sales	$4.8	$16.5
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	15.0	47.0

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

Total net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.4	$0.1	$0.5	$0.1

Interest cost	$0.3	$0.5	$0.4	$0.6
Expected return on plan assets	(1.1)	(1.0)	(1.0)	(1.0)
Total other components	$(0.8)	$(0.5)	$(0.6)	$(0.4)
Net periodic benefit cost (credit)	$(0.4)	$(0.4)	$(0.1)	$(0.3)

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$1.6	$0.3	$1.6	$0.3

Interest cost	$0.8	$1.5	$1.2	$1.8
Expected return on plan assets	(3.3)	(3.1)	(3.0)	(2.9)
Amortization of net loss	0.0	0.1	0.0	0.1
Total other components	$(2.5)	$(1.5)	$(1.8)	$(1.0)
Net periodic benefit cost (credit)	$(0.9)	$(1.2)	$(0.2)	$(0.7)

9. FAIR VALUE MEASUREMENTS

At September 30, 2021 and December 31, 2020, the carrying amounts of cash and cash equivalents, receivables, payables, other components of other current assets and other accrued liabilities, and the short-term debt associated with the commercial card program approximate their fair values due to the short maturity of these items. Cash and cash equivalents may include highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash.

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

At September 30, 2021 and December 31, 2020, the Company had assets-held-for-sale of $1.2 million and $0.4 million, respectively. These assets are included, at the lower of their carrying value or fair value, in other current assets on the Condensed Consolidated Balance Sheets. During the second quarter of 2021, the Company sold one property and recognized a gain of approximately $1.7 million related to the exit and sale of the facility, which is included in selling and administrative expenses on the Condensed Consolidated Statement of Operations. During the third quarter of 2021, the Company sold one property and recognized a gain of approximately $2.9 million related to the exit and sale of the facility, which is included in restructuring charges, net on the Condensed Consolidated Statement of Operations. During the third quarter of 2020, the Company sold one property and recognized a gain of approximately $8.5 million related to the exit and sale of the facility, which is included in selling and administrative expenses on the Condensed Consolidated Statements of Operations.

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

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$40.0	$21.1	$87.7	$2.2

Denominator:
Weighted-average shares outstanding – basic	14.86	15.89	15.44	15.99
Dilutive effect of stock-based awards	0.90	0.32	0.80	0.19
Weighted-average shares outstanding – diluted	15.76	16.21	16.24	16.18

Earnings (loss) per share:
Basic	$2.69	$1.33	$5.68	$0.14
Diluted	$2.54	$1.30	$5.40	$0.14

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	0.00	0.46	0.00	0.80
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.00	0.21	0.00	0.21

In accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units and/or Performance Condition Share Units vested during those periods. The net share issuance is included on the Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2021 and 2020. The related cash flow impacts are included in other financing activities on the Condensed Consolidated Statements of Cash Flows. For additional information related to these plans refer to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

See the table below for information related to these transactions. Shares issued and recovered during the third quarter of 2021 and 2020 were not significant.

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

The following tables provide the components of AOCL (amounts are shown net of their related income tax effects, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2020	$(24.2)	$(9.1)	$(0.2)	$(33.5)
Unrealized net gains (losses) arising during the period	(0.3)	0.0	0.0	(0.3)
Net current period other comprehensive income (loss)	(0.3)	0.0	0.0	(0.3)
Balance at March 31, 2021	(24.5)	(9.1)	(0.2)	(33.8)
Unrealized net gains (losses) arising during the period	2.8	0.0	0.0	2.8
Amounts reclassified from AOCL	0.2	0.0	0.1	0.3
Net current period other comprehensive income (loss)	3.0	0.0	0.1	3.1
Balance at June 30, 2021	(21.5)	(9.1)	(0.1)	(30.7)
Unrealized net gains (losses) arising during the period	(4.0)	0.1	0.0	(3.9)
Amounts reclassified from AOCL	—	0.0	0.0	0.0
Net current period other comprehensive income (loss)	(4.0)	0.1	0.0	(3.9)
Balance at September 30, 2021	$(25.5)	$(9.0)	$(0.1)	$(34.6)

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2019	$(26.6)	$(6.2)	$(0.3)	$(33.1)
Unrealized net gains (losses) arising during the period	(14.0)	0.0	0.0	(14.0)
Net current period other comprehensive income (loss)	(14.0)	0.0	0.0	(14.0)
Balance at March 31, 2020	(40.6)	(6.2)	(0.3)	(47.1)
Unrealized net gains (losses) arising during the period	4.2	0.0	(0.1)	4.1
Amounts reclassified from AOCL	—	0.0	0.1	0.1
Net current period other comprehensive income (loss)	4.2	0.0	0.0	4.2
Balance at June 30, 2020	(36.4)	(6.2)	(0.3)	(42.9)
Unrealized net gains (losses) arising during the period	3.8	0.1	0.0	3.9
Amounts reclassified from AOCL	—	—	0.0	0.0
Net current period other comprehensive income (loss)	3.8	0.1	0.0	3.9
Balance at September 30, 2020	$(32.6)	$(6.1)	$(0.3)	$(39.0)

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

Western Pennsylvania Teamsters and Employers Pension Fund

During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund"), a MEPP related to its Warrendale, Pennsylvania location, and recognized an estimated partial withdrawal liability of $6.5 million, which was unchanged as of September 30, 2021.

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Fund related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million, which was unchanged as of September 30, 2021. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity.

The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability. Final charges for MEPP withdrawals are not known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. As of September 30, 2021, the Company has not yet received the determination letters for the partial and subsequent full withdrawal from the Western Pennsylvania Fund. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively.

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

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Three Months Ended September 30, 2021
Net sales	$970.6	$232.3	$386.2	$149.4	$1,738.5	$29.3	$1,767.8
Adjusted EBITDA	107.0	13.4	26.6	3.9	150.9	(57.2)
Depreciation and amortization	5.9	1.8	1.5	0.0	9.2	4.1	13.3
Restructuring charges, net	0.8	0.2	0.1	0.0	1.1	1.4	2.5

Three Months Ended September 30, 2020
Net sales	$847.9	$231.4	$364.8	$119.4	$1,563.5	$27.7	$1,591.2
Adjusted EBITDA	85.9	13.1	8.8	3.5	111.3	(61.4)
Depreciation and amortization	5.8	2.1	2.0	0.0	9.9	5.1	15.0
Restructuring charges, net	2.5	0.6	4.2	0.0	7.3	0.6	7.9

Nine Months Ended September 30, 2021
Net sales	$2,740.2	$663.1	$1,060.6	$435.3	$4,899.2	$86.5	$4,985.7
Adjusted EBITDA	280.4	35.3	57.2	12.9	385.8	(159.1)
Depreciation and amortization	18.4	5.7	4.6	0.1	28.8	13.3	42.1
Restructuring charges, net	6.6	1.3	2.5	0.0	10.4	1.6	12.0

Nine Months Ended September 30, 2020
Net sales	$2,432.0	$693.6	$1,099.2	$401.3	$4,626.1	$77.2	$4,703.3
Adjusted EBITDA	215.4	33.5	21.3	6.9	277.1	(151.2)
Depreciation and amortization	16.7	5.9	6.0	0.1	28.7	14.4	43.1
Restructuring charges, net	10.7	3.8	20.2	0.0	34.7	5.7	40.4

The table below presents a reconciliation of net income (loss) as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$40.0	$21.1	$87.7	$2.2
Interest expense, net	3.8	5.5	13.4	19.7
Income tax expense (benefit)	14.1	(0.1)	32.3	(0.2)
Depreciation and amortization	13.3	15.0	42.1	43.1
Restructuring charges, net	2.5	7.9	12.0	40.4
Facility closure charges, including (gain) loss from asset disposition	0.2	(7.4)	(1.0)	(5.4)
Stock-based compensation	1.0	4.8	5.7	14.9
LIFO reserve (decrease) increase	15.1	(0.4)	31.2	(4.6)
Non-restructuring severance charges	3.6	0.8	5.5	3.2
Non-restructuring pension charges, net	—	—	—	7.2
Fair value adjustment on TRA contingent liability	—	2.0	—	1.0
Fair value adjustment on contingent consideration liability	—	—	—	1.0
Other	0.1	0.7	(2.2)	3.4
Adjustment for Corporate & Other	57.2	61.4	159.1	151.2
Adjusted EBITDA for reportable segments	$150.9	$111.3	$385.8	$277.1

On March 31, 2021, the Company sold its Print segment's Rollsource business, which provides specialized converting of commercial printing paper for distribution to the business-forms, direct-mail and digital-printing industries. The Company received cash proceeds of approximately $7.5 million, which was immediately used to pay outstanding revolving loan borrowings under the ABL Facility. The cash proceeds are reported as proceeds from asset sales and sale of a business in the investing activities section of the Condensed Consolidated Statements of Cash Flows. The Company recognized an initial gain of $2.4 million on the sale, and in the second quarter of 2021, recognized an additional gain of $0.7 million related to the post-closing working capital adjustment, both of which are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. The transaction and post-close adjustments are now complete. The divestiture is not considered a strategic shift that will have a major effect on the Company's operations or financial results; therefore, it is not reported as discontinued operations.

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

The following discussion of the Company's financial condition and results of operations for the three and nine months ended September 30, 2021 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Executive Overview

The COVID-19 Pandemic

The global outbreak of the novel coronavirus ("COVID-19"), which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the United States ("U.S.") and global economies and created significant uncertainty regarding potential impacts to Veritiv Corporation's ("Veritiv" or the "Company") operations, supply chain and customer demand. The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global societies, economies, financial markets and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including physical distancing recommendations, travel restrictions, border closures, limitations on public gatherings, work-from-home recommendations, supply chain logistical changes and closure of non-essential businesses. Veritiv's logistics and distribution operations have fallen within guidance provided by various government authorities on essential businesses, services and workplaces and therefore the Company has not experienced any closures of distribution centers. Veritiv serves customers across a broad range of industry sectors and geographies, with varying COVID-19 impacts. Primarily beginning in April 2020, unfavorable impacts from the COVID-19 pandemic began having a negative impact on the Company's financial results, including decreased sales activity. Sales activity during the third quarter of 2021 was above the same period in 2020 for all the Company's reportable segments including the Packaging segment, which is above pre-COVID-19 levels. The Company has seen economic improvements in many of the markets where it operates, as global vaccine distribution efforts continue. However, some areas continue to experience renewed outbreaks and new variants of the virus continue to emerge.

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

Veritiv's management expects that cash provided by operating activities and available capacity under the Asset-Based Lending Facility (the "ABL Facility") will provide sufficient funds to operate the business and meet other liquidity needs. As of September 30, 2021, Veritiv had cash and cash equivalents of $43.4 million and also had $494.8 million in available additional borrowing capacity under the ABL Facility. In May 2021, the Company amended its ABL Facility to, among other things, extend the maturity date to May 2026.

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

Other Recent Developments

2021 Share Repurchase Program

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50 million share repurchase program (the "2021 Share Repurchase Program"). On May 24, 2021, the Company announced that its Board of Directors increased the 2021 Share Repurchase Program authorization to a total of $100 million. The 2021 Share Repurchase Program replaced the $25 million share repurchase authorization previously approved by the Board of Directors in March 2020 (the "2020 Share Repurchase Program") and may be suspended, terminated, increased or decreased by the Board at any time. Under the repurchase authorization, the Company may, from time to time, purchase shares of its common stock through open market purchases, privately negotiated transactions, accelerated repurchase programs, tender offers or otherwise, in accordance with all applicable securities laws and regulations. During the third quarter of 2021, the Company completed its repurchases under the 2021 Share Repurchase Program bringing the total purchases to $100 million, the authorized repurchase limit, representing approximately 11% of the shares that were outstanding at December 31, 2020. See Part II, Item 2 of this report for additional information on the Company's share repurchase programs.

2020 Restructuring Plan

During the second quarter of 2020, the Company initiated a restructuring plan in response to the impact of the COVID-19 pandemic on its business operations and the ongoing secular changes in its Print and Publishing segments. During the fourth quarter of 2020, the Company expanded the initial plan to further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. The initial and expansion activities are collectively referred to as the "2020 Restructuring Plan." The 2020 Restructuring Plan includes (i) a reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, (ii) the closure of certain warehouse facilities and retail stores, (iii) adjustments to various compensation plans, (iv) repositioning of inventory to expand the Company's service radius and (v) other actions. The Company currently estimates it will incur total restructuring charges of between $70 million and $76 million in connection with the 2020 Restructuring Plan. Initial charges were incurred and recorded in June 2020. The Company expects to substantially complete the 2020 Restructuring Plan by the end of 2021. See Note 4 of the Notes to Condensed Consolidated Financial Statements for information related to the Company's restructuring efforts.

Business Overview

Veritiv is a leading North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger (the "Merger") of International Paper Company's xpedx distribution solutions business and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. The Company operates from approximately 115 distribution centers primarily throughout the U.S., Canada and Mexico.

Veritiv's business is organized under four reportable segments: Packaging, Facility Solutions, Print, and Publishing and Print Management ("Publishing"). This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as the Veritiv logistics solutions business which provides transportation and warehousing solutions. The following summary describes the products and services offered in each of the reportable segments:
•Packaging – Veritiv is a global provider of packaging products, services and solutions. The Packaging segment provides custom and standard packaging solutions for customers based in North America and in key global markets. This segment services its customers with a full spectrum of packaging product materials within flexible, corrugated and fiber, ancillary packaging, rigid and equipment categories. The business is strategically focused on higher growth industry sectors including manufacturing, food and beverage, wholesale and retail, healthcare and transportation, as well as specialty sectors based on industry and product expertise. Veritiv's packaging professionals create customer value through supply chain solutions, structural and graphic packaging design and engineering, automation, workflow and equipment services and kitting.

•Facility Solutions – Veritiv is a global provider of hygiene and facility solutions products and services. The Facility Solutions segment sources and sells cleaning, break-room and other supplies in product categories that include towels and tissues, food service, personal protective equipment, cleaning chemicals and skincare, primarily in North America. Through this segment, Veritiv manages a world class network of leading suppliers in most facilities solutions categories. Additionally, the Company offers total cost of ownership solutions with re-merchandising, budgeting and compliance reporting and inventory management. Its sales force is trained to bring leading vertical expertise to the major North American geographies.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2021	2020	$	%	2021	2020	$	%
Net sales	$1,767.8	$1,591.2	$176.6	11.1%	$4,985.7	$4,703.3	$282.4	6.0%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,402.1	1,262.4	139.7	11.1%	3,959.2	3,728.8	230.4	6.2%
Distribution expenses	103.4	100.6	2.8	2.8%	308.9	323.9	(15.0)	(4.6)%
Selling and administrative expenses	189.7	177.4	12.3	6.9%	533.9	545.4	(11.5)	(2.1)%
Depreciation and amortization	13.3	15.0	(1.7)	(11.3)%	42.1	43.1	(1.0)	(2.3)%
Restructuring charges, net	2.5	7.9	(5.4)	(68.4)%	12.0	40.4	(28.4)	(70.3)%
Operating income (loss)	56.8	27.9	28.9	103.6%	129.6	21.7	107.9	*
Interest expense, net	3.8	5.5	(1.7)	(30.9)%	13.4	19.7	(6.3)	(32.0)%
Other (income) expense, net	(1.1)	1.4	(2.5)	*	(3.8)	0.0	(3.8)	*
Income (loss) before income taxes	54.1	21.0	33.1	157.6%	120.0	2.0	118.0	*
Income tax expense (benefit)	14.1	(0.1)	14.2	*	32.3	(0.2)	32.5	*
Net income (loss)	$40.0	$21.1	$18.9	89.6%	$87.7	$2.2	$85.5	*
*- not meaningful

Net Sales
For the three months ended September 30, 2021, net sales increased by $176.6 million, or 11.1%. Net sales increased in all reportable segments with the Packaging segment's net sales responsible for approximately 70% of the total increase. Net sales in the third quarter of 2020 were negatively impacted by the COVID-19 pandemic while inflationary market price increases across the Company's product portfolio continued throughout the third quarter of 2021 and contributed to the increased net sales. Also, despite constraints in the broader supply chain, the Company was able to mitigate some of the impact to its customers through leveraging its portfolio of suppliers and its North American supply chain network. Management expects higher market prices and marketplace supply chain challenges to continue into the first half of 2022. See the "Segment Results" section for additional discussion.

For the nine months ended September 30, 2021, net sales increased by $282.4 million, or 6.0%. Net sales increased in Packaging and Publishing, while Print and Facility Solutions decreased. The decrease in Print was due in part to continuing secular decline in the paper industry. Primarily beginning in April 2020, the Company experienced decreased net sales due to the negative impacts from the COVID-19 pandemic that have continued to negatively affect Print and Facility Solutions. See the "Segment Results" section for additional discussion. The duration and extent of the COVID-19 pandemic is highly uncertain and the recovery in net sales is difficult to predict.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three and nine months ended September 30, 2021, cost of products sold increased primarily due to higher net sales.

Distribution Expenses
For the three months ended September 30, 2021, distribution expenses increased by $2.8 million, or 2.8%. The increase was primarily due to a $6.0 million increase in freight and logistics expense, partially offset by a $2.9 million decrease in facility and equipment rent expense. The increase in freight and logistics expense was primarily driven by an increase in third-party freight and fuel expenses related to higher sales volume and higher diesel fuel and carrier prices. The decrease in facility and equipment rent expense was primarily driven by consolidation of the Company's facilities.

For the nine months ended September 30, 2021, distribution expenses decreased by $15.0 million, or 4.6%. The decrease was primarily due to (i) a $10.4 million decrease in facility and equipment rent expense, (ii) a $7.1 million multi-employer pension plan withdrawal charge in the first quarter of 2020 that did not repeat in 2021 and (iii) a $6.1 million decrease in wages and temporary employee expenses, partially offset by a $10.5 million increase in freight and logistics expense. The decrease in facility and equipment rent expense was primarily driven by consolidation of the Company's facilities. The decrease in wages and temporary employee expenses was primarily driven by actions taken by the Company in response to the COVID-19 pandemic in the prior year. The increase in freight and logistics expense was primarily driven by an increase in third-party freight and delivery and handling expense related to higher sales volume and higher diesel fuel and carrier prices.

Selling and Administrative Expenses
For the three months ended September 30, 2021, selling and administrative expenses increased by $12.3 million, or 6.9%. The increase was primarily due to (i) an $8.5 million gain on the sale of a facility in the prior year period that did not repeat, (ii) a $2.4 million increase in bad debt expense and (iii) a $1.1 million increase in marketing and communications expense, partially offset by a $1.3 million decrease in personnel expenses. The decrease in personnel expenses was primarily due to (i) a decrease in commission expenses driven by a change in the sales force compensation plans and (ii) lower incentive compensation expenses, primarily offset by the reinstatement of (i) annual performance-related salary increases and (ii) the Company's matching contributions to certain defined contribution plans.

For the nine months ended September 30, 2021, selling and administrative expenses decreased by $11.5 million, or 2.1%. The decrease was primarily due to (i) an $8.1 million decrease in personnel expenses, (ii) a $6.6 million decrease in bad debt expense, (iii) $3.7 million lower net gains from the sale of a business and facilities as compared to the prior year period and (iv) a $3.3 million decrease in professional fees expense, partially offset by a $1.6 million increase in insurance expense. The decrease in personnel expenses was primarily driven by a decrease in commission expenses driven by the change in the sales force compensation plans and partially offset by higher incentive compensation expenses and higher wages.

Depreciation and Amortization
For the three and nine months ended September 30, 2021, depreciation and amortization was slightly lower than the same period in 2020. The decreases were primarily driven by lower depreciation on information technology related assets.

Restructuring Charges, Net
For the three months ended September 30, 2021, restructuring charges, net, decreased by $5.4 million, or 68.4%.

For the nine months ended September 30, 2021, restructuring charges, net, decreased by $28.4 million, or 70.3%.

During the second quarter of 2020, the Company initiated a restructuring plan in response to the impact of the COVID-19 pandemic on its business operations and the ongoing secular changes in its Print and Publishing segments. The Company expects to substantially complete the restructuring plan by the end of 2021. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts.

Interest Expense, Net
For the three and nine months ended September 30, 2021, interest expense, net, decreased by $1.7 million, or 30.9%, and $6.3 million, or 32.0%, respectively. The decrease was primarily due to (i) lower average interest rates and (ii) a lower average balance on the Company's ABL Facility.

Other (Income) Expense, Net
For the three months ended September 30, 2021, other (income) expense, net, was income of $1.1 million. This was a net improvement of $2.5 million as compared to the same period in 2020. The improvement was primarily due to a $2.0 million fair value adjustment for the Tax Receivable Agreement ("TRA") in the prior year that did not repeat.

For the nine months ended September 30, 2021, other (income) expense, net, was income of $3.8 million. This was a net improvement of $3.8 million as compared to the same period in 2020. The improvement was due to (i) a $1.0 million fair value adjustment for the TRA in the prior year that did not repeat and (ii) a $1.0 million adjustment to a contingent consideration earnout in the prior year that did not repeat. The remainder was driven by lower pension expenses and improvements in foreign exchange impacts.

See Note 9 of the Notes to Condensed Consolidated Financial Statements for information related to the TRA contingent consideration.

Effective Tax Rate
Veritiv's effective tax rates were 26.1% and (0.5)% for the three months ended September 30, 2021 and 2020, respectively. Veritiv's effective tax rates were 26.9% and (10.0)% for the nine months ended September 30, 2021 and 2020, respectively. The difference between the Company's effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), non-deductible expenses, tax credits, vesting of stock compensation, Global Intangible Low-Taxed Income ("GILTI"), and the Company's pre-tax book income (loss) by jurisdiction. Veritiv recognized the tax-effect of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") through the six months ended June 30, 2020, and recorded an estimated $0.9 million benefit, primarily related to the carryback of net operating loss ("NOL" or "NOLs") generated in 2019 to prior years in which the U.S. statutory tax rate was 35%. During the three months ended September 30, 2020, Veritiv refined the estimated carryback and recorded an estimated $1.5 million benefit, for a year-to-date net benefit related to the CARES Act of $2.4 million. In addition, Veritiv recognized the tax effect of legislation passed during the three months ended September 30, 2020, including, but not limited to, elections available under GILTI and interest expense disallowance, recording an estimated $2.2 million benefit.

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

The Company sells thousands of products. In the Packaging and Facility Solutions segments, Veritiv is unable to compute the impact of changes in sales volume based on changes in sales of each individual product. Rather, the Company assumes that the margin stays constant and estimates the volume impact based on changes in cost of products sold as a proxy for the change in sales volume. After any other significant sales variances are identified, the remaining sales variance is attributed to price/mix. During high inflationary periods with rising supplier product prices, the change in net sales estimates would likely result in understating the impact attributed to price and overstating the impact attributed to sales volume.

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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Three Months Ended September 30, 2021
Net sales	$970.6	$232.3	$386.2	$149.4	$29.3
Adjusted EBITDA	107.0	13.4	26.6	3.9	(57.2)
Adjusted EBITDA as a % of net sales	11.0%	5.8%	6.9%	2.6%	*

Three Months Ended September 30, 2020
Net sales	$847.9	$231.4	$364.8	$119.4	$27.7
Adjusted EBITDA	85.9	13.1	8.8	3.5	(61.4)
Adjusted EBITDA as a % of net sales	10.1%	5.7%	2.4%	2.9%	*

Nine Months Ended September 30, 2021
Net sales	$2,740.2	$663.1	$1,060.6	$435.3	$86.5
Adjusted EBITDA	280.4	35.3	57.2	12.9	(159.1)
Adjusted EBITDA as a % of net sales	10.2%	5.3%	5.4%	3.0%	*

Nine Months Ended September 30, 2020
Net sales	$2,432.0	$693.6	$1,099.2	$401.3	$77.2
Adjusted EBITDA	215.4	33.5	21.3	6.9	(151.2)
Adjusted EBITDA as a % of net sales	8.9%	4.8%	1.9%	1.7%	*
* - not meaningful

See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of net income (loss) as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

The table below presents selected data for the Packaging segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2021	2020	$	%	2021	2020	$	%
Net sales	$970.6	$847.9	$122.7	14.5%	$2,740.2	$2,432.0	$308.2	12.7%
Adjusted EBITDA	107.0	85.9	21.1	24.6%	280.4	215.4	65.0	30.2%
Adjusted EBITDA as a % of net sales	11.0%	10.1%		90 bps	10.2%	8.9%		130 bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2021 vs. 2020	2021 vs. 2020
Volume	$110.5	$269.5
Foreign currency	4.9	19.9
Price/Mix	7.3	18.8
Total change	$122.7	$308.2

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

Net sales increased $122.7 million, or 14.5%, as compared to the same period in 2020. The net sales increase was primarily attributable to increased sales in all product categories and end use sectors as well as higher market prices and favorable foreign currency impacts. Sales to consumer electronics, healthcare and manufacturing customers improved most significantly compared to the prior year period. Similar to the first and second quarters of 2021, net sales during the third quarter of 2021 were positively impacted by strong e-commerce demand. Management expects the strong demand and supply chain constraints to continue into the first half of 2022 and the Company has invested in additional inventory to support its customers.

Adjusted EBITDA increased $21.1 million, or 24.6%, as compared to the same period in 2020. The increase in Adjusted EBITDA was primarily attributable to (i) increased sales volume and (ii) cost of products sold increasing at a slower rate than net sales, partially offset by (i) an $8.7 million increase in selling and administrative expenses and (ii) a $7.3 million increase in distribution expenses. The increase in selling and administrative expenses was primarily driven by (i) a $5.9 million increase in personnel expenses and (ii) a $2.1 million increase in bad debt expense. The increase in personnel expenses was associated with (i) increased headcount including wages and benefits to support the Company's Packaging growth strategy and (ii) an increase in travel and entertainment expenses, partially offset by a decrease in commission expenses driven by a change in the sales force compensation plans. The increase in distribution expenses was primarily driven by increased utilization of the distribution network, which is reflected in (i) a $4.4 million increase in freight and logistics expense, (ii) a $1.8 million increase in facility and equipment rent expense and (iii) a $1.1 million increase in personnel expenses.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

Net sales increased $308.2 million, or 12.7%, as compared to the same period in 2020. The net sales increase was primarily attributable to increased sales in all product categories and end use sectors as well as higher market prices and favorable foreign currency impacts. Sales to heavy manufacturing, consumer electronics and healthcare customers improved significantly compared to the prior year period. Net sales were positively impacted by strong e-commerce demand in the first nine months of 2021.

Adjusted EBITDA increased $65.0 million, or 30.2%, as compared to the same period in 2020. The increase in Adjusted EBITDA was primarily attributable to (i) increased sales volume and (ii) cost of products sold increasing at a slower rate than net sales, partially offset by (i) a $15.4 million increase in distribution expenses and (ii) a $12.1 million increase in selling and administrative expenses. The increase in distribution expenses was primarily driven by increased utilization of the distribution network, which is reflected in (i) an $8.9 million increase in freight and logistics expense, (ii) a $4.1 million increase in facility and equipment rent expense and (iii) a $2.4 million increase in personnel expenses. The increase in selling and administrative expenses was primarily driven by a $9.2 million increase in personnel expenses due to the same items noted during the three months ended September 30, 2021 and a $1.8 million increase in bad debt expense.

Facility Solutions

The table below presents selected data for the Facility Solutions segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2021	2020	$	%	2021	2020	$	%
Net sales	$232.3	$231.4	$0.9	0.4%	$663.1	$693.6	$(30.5)	(4.4)%
Adjusted EBITDA	13.4	13.1	0.3	2.3%	35.3	33.5	1.8	5.4%
Adjusted EBITDA as a % of net sales	5.8%	5.7%		10 bps	5.3%	4.8%		50 bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2021 vs. 2020	2021 vs. 2020
Volume	$(1.6)	$(42.7)
Foreign currency	3.6	14.5
Price/Mix	(1.1)	(2.3)
Total change	$0.9	$(30.5)

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

Net sales increased $0.9 million, or 0.4%, as compared to the same period in 2020. The net sales increase was primarily attributable to increased sales of food service products, towels and tissues and can liners primarily driven by overall demand improvements as compared to the prior year and favorable foreign currency impacts. Beginning in April 2020, net sales were negatively impacted due to reduced customer demand resulting from the COVID-19 pandemic despite strong demand in the product categories of personal protective equipment and hygiene-related products. Negative impacts to customer demand have included business and school temporary closures, travel restrictions, constraints on large venues hosting sporting, conventions and entertainment events as well as extended work-from-home measures. Sales to customers in the entertainment, hospitality and manufacturing sectors improved compared to the prior year period while sales to office and property management customers remained near third quarter 2020 levels. Management expects the facility solutions future growth to follow the broader facility solutions market through 2022.

Adjusted EBITDA increased $0.3 million, or 2.3%, as compared to the same period in 2020. The increase in Adjusted EBITDA was primarily attributable to a $0.8 million decrease in selling and administrative expenses due to lower commission expenses, partially offset by cost of products sold increasing at a faster rate than net sales.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

Net sales decreased $30.5 million, or 4.4%, as compared to the same period in 2020. The net sales decrease was primarily attributable to declines in the sale of skin care products, towels and tissues and chemicals primarily driven by the continuing impact on demand from the COVID-19 pandemic which began in the prior year period.

Adjusted EBITDA increased $1.8 million, or 5.4%, as compared to the same period in 2020. The increase in Adjusted EBITDA was primarily attributable to (i) a $7.2 million decrease in selling and administrative expenses and (ii) a $3.5 million decrease in distribution expenses, partially offset by decreased sales volume and cost of products sold decreasing at a slower rate than net sales. The decrease in selling and administrative expenses was primarily driven by a $7.5 million decrease in personnel expenses including lower commission expenses. The decrease in distribution expenses was primarily driven by a $3.0 million decrease in personnel expenses.

Print

The table below presents selected data for the Print segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2021	2020	$	%	2021	2020	$	%
Net sales	$386.2	$364.8	$21.4	5.9%	$1,060.6	$1,099.2	$(38.6)	(3.5)%
Adjusted EBITDA	26.6	8.8	17.8	202.3%	57.2	21.3	35.9	168.5%
Adjusted EBITDA as a % of net sales	6.9%	2.4%		450 bps	5.4%	1.9%		350 bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2021 vs. 2020	2021 vs. 2020
Volume	$(12.5)	$(70.7)
Foreign currency	2.4	9.6
Price/Mix	31.5	22.5
Total change	$21.4	$(38.6)

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

Net sales increased $21.4 million, or 5.9%, as compared to the same period in 2020. The net sales increase was primarily attributable to higher market prices driven by strong demand compared to the prior year period, when there was a significant negative impact on demand due to the COVID-19 pandemic, as well as favorable foreign currency impacts. Market demand for coated paper grades was strong in the third quarter of 2021 resulting in supplier mill capacity and inventory constraints which drove market price increases. Management expects the strong demand and supply chain constraints to continue into at least the second quarter of 2022.

Adjusted EBITDA increased $17.8 million, or 202.3%, as compared to the same period in 2020. The Adjusted EBITDA increase was primarily attributable to (i) cost of products sold increasing at a slower rate than net sales, (ii) a $3.6 million decrease in distribution expenses and (iii) higher net sales. The decrease in distribution expenses was primarily driven by a $3.2 million decrease in facility and equipment rent expense, primarily driven by consolidation of the Company's facilities.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

Net sales decreased $38.6 million, or 3.5%, as compared to the same period in 2020. The net sales decrease was primarily attributable to the continued secular decline in the paper industry and the negative impact on demand primarily beginning in April 2020 from the COVID-19 pandemic, partially offset by higher market prices and favorable foreign currency impacts.

Adjusted EBITDA increased $35.9 million, or 168.5%, as compared to the same period in 2020. The Adjusted EBITDA increase was primarily attributable to (i) a $17.7 million decrease in distribution expenses, (ii) a $16.3 million decrease in selling and administrative expenses and (iii) cost of products sold decreasing at a faster rate than net sales, partially offset by a decline in net sales. The decrease in distribution expenses was primarily driven by (i) an $11.3 million decrease in facility and equipment rent expense, primarily driven by consolidation of the Company's facilities and (ii) a $4.8 million decrease in personnel expenses. The decrease in selling and administration expenses was primarily driven by (i) a $12.5 million decrease in personnel expenses and (ii) a $3.4 million decrease in bad debt expense.

Publishing

The table below presents selected data for the Publishing segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2021	2020	$	%	2021	2020	$	%
Net sales	$149.4	$119.4	$30.0	25.1%	$435.3	$401.3	$34.0	8.5%
Adjusted EBITDA	3.9	3.5	0.4	11.4%	12.9	6.9	6.0	87.0%
Adjusted EBITDA as a % of net sales	2.6%	2.9%		(30) bps	3.0%	1.7%		130 bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2021 vs. 2020	2021 vs. 2020
Volume	$23.5	$33.1
Foreign currency	—	—
Price/Mix	6.5	0.9
Total change	$30.0	$34.0

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

Net sales increased $30.0 million, or 25.1%, as compared to the same period in 2020. The net sales increase was primarily attributable to an increase in demand in education, books and advertising sectors compared to the prior year period, when there was a significant negative impact on demand due to the COVID-19 pandemic, as well as higher market prices.

Adjusted EBITDA increased $0.4 million, or 11.4%, as compared to the same period in 2020. The Adjusted EBITDA increase was primarily attributable to increased sales volume, partially offset by cost of products sold increasing at a faster rate than net sales and a $0.6 million increase in selling and administrative expenses. The increase in selling and administrative expenses was primarily driven by a $0.5 million increase in personnel expenses.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

Net sales increased $34.0 million, or 8.5%, as compared to the same period in 2020. The net sales increase was primarily attributable to the negative impact on demand due to the COVID-19 pandemic in the prior year period.

Adjusted EBITDA increased $6.0 million, or 87.0%, as compared to the same period in 2020. The Adjusted EBITDA increase was primarily attributable to (i) a $4.6 million decrease in selling and administrative expenses and (ii) increased sales volume, partially offset by cost of products sold increasing at a faster rate than net sales. The decrease in selling and administrative expenses was primarily driven by a $4.8 million decrease in bad debt expense.

Corporate & Other

The table below presents selected data for Corporate & Other:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2021	2020	$	%	2021	2020	$	%
Net sales	$29.3	$27.7	$1.6	5.8%	$86.5	$77.2	$9.3	12.0%
Adjusted EBITDA	(57.2)	(61.4)	4.2	6.8%	(159.1)	(151.2)	(7.9)	(5.2)%

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

Net sales increased $1.6 million, or 5.8%, as compared to the same period in 2020. The net sales increase was primarily attributable to an increase in the price of freight brokerage services, partially offset by a decline in volume.

Adjusted EBITDA increased $4.2 million, or 6.8%, as compared to the same period in 2020. The Adjusted EBITDA increase was primarily driven by a $2.9 million decrease in selling and administrative expenses. The decrease in selling and administrative expenses was primarily driven by a $4.9 million decrease in personnel expense, partially offset by a $1.3 million increase in professional fees expense.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

Net sales increased $9.3 million, or 12.0%, as compared to the same period in 2020. The net sales increase was primarily attributable to an increase in the price of freight brokerage services, partially offset by a decline in volume.

Adjusted EBITDA decreased $7.9 million, or 5.2%, as compared to the same period in 2020. The Adjusted EBITDA decrease was primarily driven by a $10.1 million increase in selling and administrative expenses, partially offset by increased sales volume. The increase in selling and administrative expenses was primarily driven by an $11.2 million increase in incentive compensation expense driven by the Company outperforming incentive targets, partially offset by a $1.9 million reduction in temporary and contract labor expenses.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

The following table sets forth a summary of cash flows:

	Nine Months Ended September 30,
(in millions)	2021	2020
Net cash provided by (used for):
Operating activities	$91.6	$280.7
Investing activities	1.7	(7.8)
Financing activities	(170.1)	(198.5)

Analysis of Cash Flows
Operating Activities
Net cash provided by operating activities decreased by $189.1 million as compared to the prior year, primarily as a result of an increase in accounts receivable and inventory levels, partially offset by an increase in accounts payable, driven by increasing sales in the current period as compared to the pandemic driven decreases in the 2020 period. The net cash used for other accrued liabilities was primarily a result of decreases in restructuring accruals and income tax payables. The decline in cash flows from operating assets and liabilities as compared to the prior year was partially offset by improvements in operating results.

Investing Activities
Net cash from investing activities improved by $9.5 million as compared to the prior year, primarily due to lower capital expenditures in the current year period. Additionally, the cash proceeds received (i) from the sale of a business in the first quarter of 2021 and the subsequent post-closing working capital adjustment, together totaling approximately $8.2 million, and (ii) from the sale of a property in each of the second and third quarters of 2021 totaling approximately $6.5 million, exceeded the proceeds received from asset sales in the prior year.

Financing Activities
Net cash used for financing activities was lower by $28.4 million as compared to the prior year, primarily due to lower net repayments under the Company's ABL Facility offset by an increase in common stock repurchases. During the first nine months of 2021, the Company repurchased 1,734,810 shares of its common stock at a cost of $100.0 million under its 2021 Share Repurchase Program. During the first quarter of 2020, the Company repurchased 383,972 shares of its common stock at a cost of $3.5 million under its 2020 Share Repurchase Program, prior to its suspension as of March 27, 2020. See Part II, Item 2 of this report for additional information on the Company's share repurchase programs.

During the second quarter of 2021, in conjunction with the amendment of the ABL Facility, the Company incurred and paid $3.3 million in new financing fees. In conjunction with the amendment of the ABL Facility on April 9, 2020, the Company incurred and paid $3.4 million in financing fees during the second quarter of 2020.

Funding and Liquidity Strategy

On May 20, 2021, the Company amended its ABL Facility to extend the maturity date to May 20, 2026, adjust the pricing grid for applicable interest rates and update certain provisions to facilitate the transition from LIBOR to a new replacement benchmark rate. All other significant terms remained substantially the same. Previously, on April 9, 2020, the Company amended its ABL Facility to extend the maturity date to April 9, 2025, reduce the aggregate commitments from $1.4 billion to $1.1 billion and adjust the pricing grid for applicable interest rates. All other significant terms remained substantially the same. Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2021, the available additional borrowing capacity under the ABL Facility was approximately $494.8 million. As of September 30, 2021, the Company held $11.0 million in outstanding letters of credit. The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At September 30, 2021, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Veritiv's management expects that the Company's primary future cash needs will be for working capital, capital expenditures, contractual commitments and strategic investments. Veritiv's ability to fund its capital and operating needs will depend on its ongoing ability to generate cash from operations, borrowings under the ABL Facility and access to the capital markets. If Veritiv's cash flows from operating activities are lower than expected, the Company will need to borrow under the ABL Facility and may need to incur additional debt or issue additional equity. Although management believes that the arrangements currently in place will permit Veritiv to finance its capital and operating needs on acceptable terms and conditions, the Company's access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. To preserve liquidity, particularly during the COVID-19 pandemic, the Company may invest a portion of its cash in highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash. The Company elected to defer the payment of $19.1 million in payroll taxes incurred through December 31, 2020, as provided by the CARES Act, with 50% payable in December 2021 and 50% payable in December 2022. The Company currently estimates it will incur total restructuring charges of between $70 million and $76 million in connection with the 2020 Restructuring Plan. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information on the Company's restructuring efforts.

Off-Balance Sheet Arrangements

Veritiv does not have any off-balance sheet arrangements as of September 30, 2021, other than leases that have not yet commenced and the letters of credit under the ABL Facility (see Note 3 and Note 5 of the Notes to Condensed Consolidated Financial Statements, respectively, for additional information on these items). The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50 million share repurchase program (the "2021 Share Repurchase Program"). On May 24, 2021, the Company announced that its Board of Directors increased the 2021 Share Repurchase Program authorization to a total of $100 million. The 2021 Share Repurchase Program replaced the $25 million share repurchase authorization previously approved by the Board of Directors in March 2020 (the "2020 Share Repurchase Program") and may be suspended, terminated, increased or decreased by the Board at any time. Under the repurchase authorization, the Company may, from time to time, purchase shares of its common stock through open market purchases, privately negotiated transactions, accelerated repurchase programs, tender offers or otherwise, in accordance with all applicable securities laws and regulations. During the third quarter of 2021, the Company completed its repurchases under the 2021 Share Repurchase Program bringing the total purchases to $100 million, the authorized repurchase limit.

During the first quarter of 2020, the Company repurchased 383,972 shares of its common stock at a cost of $3.5 million under its 2020 Share Repurchase Program, prior to its suspension as of March 27, 2020.

The following table presents information with respect to purchases made by the Company of its common stock during the three months ended September 30, 2021 (shares are in whole units):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Program
July 1-31	349,438	$59.98	345,671	28,891,899
August 1-31	220,000	$76.16	220,000	12,135,914
September 1-30	133,433	$91.10	133,196	2,660
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

10.1
Separation Agreement, dated as of September 15, 2021, by and between Veritiv Operating Company and Tracy L. Pearson, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 17, 2021.

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

VERITIV CORPORATION
(Registrant)

Date:	November 3, 2021	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2021	By: /s/ Andrew E. Magley
Name: Andrew E. Magley
Title: Chief Accounting Officer
(Principal Accounting Officer)