Form 10-K
period 2021-12-31
Veritiv Corp
filed 2022-03-01
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on June 30, 2021, was $919,818,734. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers (as defined in Rule 3b-7 under the Exchange Act) are the affiliates of the registrant.
The number of shares outstanding of the registrant's common stock as of February 22, 2022 was 14,695,863.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements contained in this report regarding the Company's future operating results, performance, business plans, prospects and guidance, statements related to the expected impact of COVID-19 and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "continue," "intend," "should," "will," "would," "planned," "estimated," "potential," "goal," "outlook," "may," "predicts," "could," or the negative of such terms, or other comparable expressions, have been used to identify such forward-looking statements. All forward-looking statements reflect only the Company's current beliefs and assumptions with respect to future operating results, performance, business plans, prospects, guidance and other matters, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company's actual operating results, performance, business plans, prospects or guidance to differ materially from those expressed in, or implied by, these statements.

Factors that could cause actual results to differ materially from current expectations include the risks and other factors described under "Risk Factors" and elsewhere in this report and in the Company's other publicly available reports filed with the Securities and Exchange Commission ("SEC").

Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.

PART I

ITEM 1. BUSINESS

Our Company
Veritiv Corporation ("Veritiv" or the "Company" and sometimes referred to in this Annual Report on Form 10-K as "we", "our" or "us") is a leading North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv's focus on segment-tailored market leadership in distribution and a commitment to operational excellence allows it to partner with world class suppliers, add value through multiple capabilities and deliver solutions to a wide range of customer segments. See Item 7 of this report for additional information regarding the Company's strategic initiatives.
We operate from 115 distribution centers primarily throughout the United States ("U.S."), Canada and Mexico, serving customers across a broad range of industry sectors. These sectors include manufacturing, food and beverage, wholesale and retail, healthcare, transportation, property management, higher education, entertainment and hospitality, commercial printing and publishing.
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

The table below summarizes net sales for each of the above reportable segments, as well as the Corporate & Other category, as a percentage of consolidated net sales:

	Year Ended December 31,
	2021	2020	2019
Packaging	55%	52%	45%
Facility Solutions	13%	15%	15%
Print	22%	23%	28%
Publishing	9%	9%	10%
Corporate & Other	1%	1%	2%
Total Company	100%	100%	100%

Additional financial information regarding our reportable business segments and certain geographic information is included in Item 7 of this report and in Note 16 of the Notes to Consolidated Financial Statements in Item 8 of this report.

General Development of Business

Information regarding developments in our business can be found in Item 7 of this report.

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
•Foodservice disposable products, cleaning chemicals, towels and tissues, can liners, sanitary maintenance supplies and a wide range of facility supplies products under the Reliable, Spring Grove and PUR Value brands; and
•Coated and uncoated papers, coated board and cut size under the Endurance, Comet, Starbrite Opaque Select and other brands.

The table below summarizes sales of products sold under private label brands as a percentage of the respective reportable segment's or total Company's net sales:

	Year Ended December 31,
	2021	2020	2019
Packaging	6%	6%	6%
Facility Solutions	8%	8%	9%
Print	24%	20%	19%
Total Company	10%	9%	9%

Customers

We serve customers across a broad range of industry sectors, through a variety of means ranging from multi-year sales agreements to individual transactional sales. For many of its largest customers, the Company enters into multi-year contracts that set forth the terms and conditions of sale including product pricing and incentive agreements, which are generally based on sales volume targets. The Company's customers are generally not required to purchase any minimum amount of products under these agreements. For the years ended December 31, 2021, 2020 and 2019, no single customer accounted for more than 5% of the Company's consolidated net sales.

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

Our sourcing organization supports the purchasing of well-known national and regional brand products as well as products marketed under our own private label brands from key national suppliers in the packaging, facility solutions and print industries. The Publishing segment primarily operates as a direct ship business aligned with the Company's core supplier strategy. In addition, under the guidance and oversight of the sourcing team, our merchandising personnel source products not available within our core offering in order to meet specialized customer needs.

The product sourcing program is designed to ensure that the Company is able to offer consistent product selections and market competitive pricing across the enterprise while maintaining the ability to service localized market requirements. Our procurement program is also focused on replenishment which includes purchase order placement and controlling the total cost of inventory by proactively managing the number of days inventory on hand, negotiating favorable payment terms and maintaining vendor-owned and vendor-managed programs. As one of the largest purchasers of packaging, facility supplies, and paper and graphics products, we can qualify for volume allowances with some suppliers and can realize significant economies of scale. During the year ended December 31, 2021, approximately 28% of our purchases were made from ten suppliers.

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

•Print – Industry sources estimate that there are hundreds of regional and local companies engaged in the marketing and distribution of paper and graphics products. While the Company believes there are few national distributors of paper and graphics products similar to Veritiv, several regional and local distributors have cooperated together to serve customers nationally. The Company's customers can also purchase products directly from paper and graphics manufacturers. In addition, competitors include regional and local specialty distributors, office supply and big box stores, online business-to-business suppliers, independent brokers and large commercial printers that broker the sale of paper in connection with the sale of their printing services.

•Publishing – The publishing market is serviced by printers, paper brokers and distributors. The Company's customers can also purchase paper directly from paper manufacturers. The market consists primarily of magazine and book publishers, cataloguers, direct mailers and retail customers using catalog, insert and direct mail as a method of advertising.

We believe that our competitive advantages include approximately 1,100 sales and marketing professionals and the wide selection of products, including high-quality private brands. The breadth of products and services offered, the diversity of the types of customers served, and our broad geographic footprint in the U.S., Canada and Mexico buffer the impact of regional economic declines while also providing a network to readily service national accounts.

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

Human Capital

Veritiv’s key human capital management objectives include attracting, developing, engaging and retaining skilled and diverse talent, and promoting safety to drive the success of our business and to meet and exceed the expectations of our customers. These objectives are aligned with our Veritiv Values: Integrity, One Team, People Commitment, Customer Focus, Operational Excellence and Passion for Results.

Our workforce includes employees in sales, customer service, warehouse operations and corporate functions. By geography, approximately 77% and 15% of our workforce is located in the U.S. and Canada, respectively, with a presence in almost every state in the U.S. and most provinces in Canada. We also have employees located in Mexico (7%) and other countries (1%). Approximately two-thirds of our workforce is male, and the other one-third is female.

As of December 31, 2021, Veritiv had approximately 6,100 employees worldwide, of which approximately 9% were in collective bargaining units. Approximately 13% of those employees are covered by a collective bargaining agreement that will expire in 2022. Labor contract negotiations are handled on an individual basis by a cross-functional team including Human Resources and Operations, with legal support. We currently expect that we will be able to renegotiate these agreements on satisfactory terms. We consider labor relations to be good.

We reward and support employees through competitive pay and benefit programs; enhance the Company’s culture through our values and other engagement efforts; develop talent internally through job rotations and learning programs to create a high-performing, diverse workforce; and strive to make safety a key focus across the organization. Some examples of programs and initiatives designed to attract, develop, engage and retain our workforce and to promote safety include:

•Diversity, Equity and Inclusion ("DEI")

The key elements of our overall DEI strategy are to engage with employees by creating experiences that celebrate diverse people and perspectives, equip our organization by creating a culture that encourages constant and relevant learning and empower employees by cultivating confidence through a "One Veritiv" perspective that grows diverse and innovative leaders. The DEI strategy includes broadening our applicant pools for open positions, prioritizing pay equity and implementing micro-learning modules focused on our talent acquisition teams, our managers, our senior leaders and our broader workforce.

In 2021, we created a new position to lead the development of our DEI strategy and objectives, with oversight from our Senior Lead Team and assistance from third-party consultants. We continue to measure our progress through regular evaluation of key metrics.

•Employee Engagement

We have been successful in engaging our employees to participate in small group dialogue with Senior Lead Team members, encouraging information sharing and driving engagement. We continue to make progress on in-depth action plans to address issues and feedback raised in the listening sessions. In 2021, we launched our new Vibe communications platform as a means of connecting employees across the organization. We have also announced our new flexible workplace policies for office-based workers.

We recently launched the first phase of our Bravo! recognition and rewards program, featuring templates and tools for ongoing recognition of performance and service. Additionally, we announced a broad-based Profit Sharing Program, a discretionary annual incentive program to reward eligible employees based on achievement of certain Company performance metrics.

•Employee Well-Being and Safety

We provide comprehensive healthcare benefits to virtually all our employees in the U.S. and Canada that are designed to meet the varied and evolving needs of our diverse workforce. In addition, we provide free mental and behavioral health resources, including on-demand access to the Employee Assistance Program for employees and their dependents. We are committed to providing all team members with a safe and healthy workplace and continuing to refine our culture of proactive safety. Managing and reducing risks at our facilities remains a focus, and in 2021, our Total Injury Rate for our operations in the U.S., Canada and Mexico was 0.64.

In 2021, Veritiv contributed $1.5 million to the Veritiv Charitable Giving Fund, a philanthropic fund that supports non-profit charities that are qualified under Internal Revenue Code section 501(c)(3).

•Talent Development and Learning

We prioritize and invest in creating opportunities to help employees gain skills and develop in their careers through a multitude of training and development programs. These include online, instructor-led and on-the-job learning formats as well as executive assessment, coaching, talent and succession planning. We have a robust talent review and succession planning process, and our goal is to have at least one "ready now" candidate and one "ready in 1 – 3 years" candidate for each critical position to prepare candidates for critical roles.

We support the long-term career aspirations of our employees through education and personal development. These educational opportunities include tuition assistance for employees in the U.S., Canada and Mexico; and a unique Company-paid program that supports hourly warehouse workers to become certified, licensed truck drivers and provides opportunities to get licensed and gain required driver hours on work time. We sponsor a paid internship program that provides job experience to high school and college students in a variety of job functions and is a source for future full-time talent. To identify our top talent and prepare them for future leadership roles, we launched the first two cohorts of our LEAD Program in 2021, which we designed in partnership with the University of Georgia Business School.

Throughout the COVID-19 pandemic, we have continued our focus on protecting the health and safety of our employees in our distribution centers and our offices while meeting the needs of our customers and mitigating any interruptions to our business. We have continued to modify practices at our distribution centers and offices informed by guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities. These practices include social distancing, enhanced cleaning protocols, usage of personal protective equipment, as well as restricting all non-essential travel and promoting remote work wherever feasible. Our employees continue to adapt to the changes in work environment and have managed our business successfully during this challenging time.

To thank our employees for their contributions to the Company’s success in managing through the COVID-19 pandemic, we provided a cash bonus for the second consecutive year to employees who are not eligible for other bonus or commission programs. Additionally, in 2021 we provided a one-time disaster relief assistance payment for U.S. and Canadian employees to help them with added costs they incurred due to COVID-19. We also offered a one-time incentive payment to encourage all employees globally to become fully vaccinated against COVID-19.

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

Intellectual Property

We have numerous well-recognized trademarks, represented primarily by our private label brands. See the Products and Services section of this Item 1. Business for additional information regarding our private label brand sales. Most of our trademark registrations are effective for an initial period of ten years, and we generally renew our trademark registrations before their expiration dates for trademarks that are in use or have reasonable potential for future use. Although our Packaging, Facility Solutions and Print segments rely on a number of trademarks that, in the aggregate, provide important protections to the Company, no single trademark is material to any one of these segments. Additionally, Veritiv does not have any material patents or licenses.

Seasonality

The Company's operating results are subject to seasonal influences.  Historically, our higher consolidated net sales have occurred during the third and fourth quarters while our lowest consolidated net sales have occurred during the first quarter. The Packaging segment net sales have traditionally increased each quarter throughout the year and net sales for the first quarter have typically been less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that build up to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment have traditionally peaked in the third quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and from back-to-school activities. Within the Print and Publishing segments, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year. The COVID-19 pandemic disrupted the Company's seasonal patterns in net sales across all segments and on a consolidated basis in 2020, and to a lesser extent in 2021, due to the impacts of the pandemic on many of Veritiv's customers. The duration and extent of the COVID-19 pandemic is highly uncertain and the magnitude of continuing seasonality disruption is difficult to predict.
Information About Our Executive Officers

Name	Age	Position and Business Experience for the Past Five Years
Salvatore A. Abbate	53	•	Chief Executive Officer and a member of the Board of Directors since September 2020
		•	Chief Operating Officer from January 2020 - September 2020
		•	Senior Vice President and Chief Commercial Officer from April 2018 - December 2019
		•	Senior Vice President, Chief Sales & Marketing Officer for Andersen Windows & Doors, Inc., a leading North American window and door manufacturer, from July 2013 - March 2018
Stephen J. Smith	58	•	Senior Vice President and Chief Financial Officer since March 2014

Name	Age	Position and Business Experience for the Past Five Years
Dean A. Adelman	56	•	Senior Vice President and Chief Human Resources Officer since March 2019
		•	Chief Human Resources Officer for Caraustar Industries, Inc., a manufacturer of recycled materials, from August 2017 - March 2019
Daniel B. Calderwood	41	•	Senior Vice President, Marketing and Business Management since October 2020
		•	Vice President, Marketing and Business Management from January 2020 - October 2020
		•	Vice President, Packaging from May 2019 - January 2020
		•	Vice President, Marketing for Tempur Sealy International, Inc., a global mattress and bedding manufacturer, from January 2015 - April 2019
Mark W. Hianik	61	•	Senior Vice President, General Counsel and Corporate Secretary since January 2014
•
Senior Vice President, General Counsel and Chief Administrative Officer for Dex One Corporation from March 2012 - May 2013; Dex One filed a pre-packaged bankruptcy petition under Chapter 11 in March 2013 to effect a merger consummated in April 2013

Stephanie E. Mayerle	44	•	Senior Vice President, Sales since October 2020
		•	Vice President, Sales from June 2020 - October 2020
•
Various roles for Andersen Windows & Doors, Inc., a leading North American window and door manufacturer, including Senior Director – Strategic Accounts and Inside Sales from April 2019 - June 2020, Senior Director – Business Management from January 2018 - April 2019, and Senior Director – Customer and Sales Operations from December 2016 - January 2018

Karen K. Renner	60	•	Senior Vice President and Chief Information Officer since November 2020
		•	Senior Vice President and Chief Information Officer of CommScope, Inc., a global network infrastructure provider, from August 2018 - November 2020
		•	Chief Information Officer for the North American region of Thales Group, a global aerospace defense supplier, from March 2017 - August 2018
Susan B. Salyer	51	•	Senior Vice President and Chief Compliance and Sustainability Officer since May 2021
		•	Vice President, Assistant General Counsel and Chief Compliance Officer from March 2020 - April 2021
		•	Assistant General Counsel and Chief Compliance Officer from November 2017 - March 2020
		•	Chief Compliance Officer and Senior Counsel Corporate Transactions from April 2016 - November 2017
Michael D. Walkenhorst	43	•	Senior Vice President, Developing Businesses and Global Operations since July 2021
		•	Senior Vice President, Developing Businesses from October 2020 - July 2021
		•	Vice President, Developing Businesses from February 2019 - October 2020
		•	Managing Director of All American Containers, a Veritiv business, from September 2017 - February 2019
		•	General Manager for Veritiv's West Central Territory from July 2014 - August 2017

Name	Age	Position and Business Experience for the Past Five Years
Daniel J. Watkoske	53	•	Senior Vice President, Print and Publishing since October 2020
		•	Senior Vice President, Print from July 2014 - October 2020
		•	Senior Vice President of Veritiv Services from October 2016 - January 2019

We have been advised that there are no family relationships among any of our executive officers or directors and that there is no arrangement or understanding between any of our executive officers and any other persons pursuant to which they were appointed, respectively, as an executive officer.

Company Information

Our principal executive offices are located at 1000 Abernathy Road NE, Building 400, Suite 1700, Atlanta, Georgia 30328. Our corporate website is www.veritivcorp.com. Information contained on our website is not part of this Annual Report on Form 10-K. Through the "Investor Relations" portion of this website, we make available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other relevant filings with the SEC and any amendments to those reports as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. These filings are also accessible on the SEC's website at www.sec.gov.

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

The rapid and continued spread of COVID-19, and the measures taken to slow its spread, have adversely affected our business and financial results and will likely continue to do so for an uncertain period of time in the future. The COVID-19 pandemic has had and may continue to have negative impacts on our business, including volatility in demand for our products; delays or inability to source products; disruptions in supply chain and transportation; and volatility in the global capital and credit markets, which impacts interest rates and currency exchange rates. The pandemic could also cause a material reduction in the value of our assets including, but not limited to, deferred tax assets and accounts receivable. Our customers, suppliers and vendors may suffer disruptions in their business due to the COVID-19 pandemic causing them financial distress which could include delaying payments to us, filing for bankruptcy protection or going out of business. In addition, there are currently a large number of our employees working remotely as well as operationally critical employees working at our facilities for business continuity purposes as lawfully permitted. Extended periods of remote work arrangements could introduce further operational risk, such as additional cybersecurity risks. Despite our efforts to manage these impacts, due to the rapidly evolving situation with COVID-19, the effect on our operational and financial performance will depend on future developments, all of which are uncertain and difficult to predict and in the future may have material adverse effects on our business, financial condition, results of operations, liquidity and cash flows. Such developments may include, but are not limited to, the spread and future resurgences of the virus, the severity and duration of the outbreak and the severity and duration of the resulting impact on the economy. Even after the COVID-19 pandemic has subsided, we may experience impacts on our business as a result of any economic recession, downturn or volatility that has occurred or may occur in the future. The COVID-19 pandemic may also have the effect of heightening many of the other risks described below, including those related to dependence on information technology and telecommunications systems, cybersecurity risks, compliance with financial covenants, ability to service indebtedness and stock price fluctuation.

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

We obtain our packaging, facility products and paper from third-party suppliers. Our business and financial results are dependent on our ability to purchase products from suppliers not controlled by us that we, in turn, sell to our customers. We may not be able to obtain the products we need on open credit, with market or other favorable terms, or at all. During the year ended December 31, 2021, approximately 28% of our purchases were made from ten suppliers. A sustained disruption in our ability to source products from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders resulting in lost sales and, in rare cases, damages for late or non-delivery.

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

In addition, increases in product costs may reduce our margins if we are unable to pass all or a portion of these costs along to our customers. Any such inability may have a negative impact on our business and our profitability.

Changes in prices for raw materials, including pulp, paper, containerboard and resin, could negatively impact our results of operations and cash flows.

Changes in prices for raw materials, such as pulp, paper, containerboard and resin, could significantly impact our results of operations. Although we do not produce products and are not directly exposed to risk associated with production, declines in raw material prices, driven by falling secular demand, periods of industry overcapacity or overproduction, may adversely affect our revenues and net income to the extent such factors lower our resell prices. Declining prices generally produce lower revenues and profits, even when volume and margin percentages remain constant. Additionally, during periods of declining prices, customers may alter purchasing patterns and defer purchases or deplete inventory levels until long-term price stability occurs. Alternatively, if prices for raw materials rise and we are unable to pass these increases on to our customers, our results of operations and profits may also be negatively impacted.

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

Our ten largest customers generated approximately 12% of our consolidated net sales for the year ended December 31, 2021, and our largest customer accounted for approximately 4% of our consolidated net sales in that same period. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historic levels.

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

We initiated a restructuring plan in response to the impact of the COVID-19 pandemic on our business operations and the ongoing secular changes in our Print and Publishing segments (the "2020 Restructuring Plan"), which was substantially completed by the end of 2021. The 2020 Restructuring Plan was designed to better align our cost structure with ongoing business needs as we execute on our stated corporate strategy. Implementation of any restructuring plan may be disruptive to our business and more costly than anticipated, and we may not be able to obtain the estimated cost savings and other benefits that were initially anticipated in a timely manner, or at all.

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

The merger of International Paper Company's xpedx distribution solutions business and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. ("Unisource"), through which the Company was established, resulted in an ownership change for Unisource under Section 382 of the Internal Revenue Code (the "Code"), limiting the use of Unisource's NOLs to offset future taxable income for both U.S. federal and state income tax purposes. Moreover, future trading of our stock may result in additional ownership changes as defined under Section 382 of the Code, further limiting the use of Unisource's NOLs. These limitations may affect the availability and the timing of when these NOLs may be used which could impair our deferred tax assets which, in turn, may adversely impact the timing and amount of cash taxes payable by our Company.

Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. Although we believe that the judgments and estimates with respect to the valuation allowances are appropriate and reasonable under the circumstances, actual results could differ from projected results, which could give rise to additions or reductions in valuation allowances. It is possible that such changes could have a material adverse effect on the amount of income tax expense (benefit) recorded in our Consolidated Statements of Operations.

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

To successfully compete, we must attract, train and retain a large number of highly qualified employees while controlling related labor costs. Specifically, we must recruit and retain qualified sales professionals. If we were to lose a significant amount of our sales professionals, we could lose a material amount of sales, which would have a material adverse effect on our financial condition and results of operations. We compete with other businesses for employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees. The inability to hire or retain qualified personnel at economically reasonable compensation levels would restrict our ability to improve our business and result in lower operating results and profitability.

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

Approximately 9% of our employees were in collective bargaining units as of December 31, 2021. Historically, the effects of collective bargaining and other similar labor agreements have not been significant. However, if a larger number of our employees were to unionize, including in the wake of any future legislation or administrative regulation that makes it easier for employees to unionize, the effect may be negative.

Approximately 13% of the Company's unionized employees have collective bargaining agreements that expire during 2022. Any inability to negotiate acceptable new contracts under these collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if additional employees become represented by a union, a disruption of our operations and higher labor costs could result. Labor relations matters affecting our suppliers of products and services could also adversely affect our business from time to time.

Risks Relating to Our Capital Structure

Our indebtedness could adversely affect our financial condition and impair our ability to operate our business.

As of December 31, 2021, we had approximately $515.7 million in total indebtedness, reflecting borrowings of $440.8 million under the Asset-Based Lending Facility (the "ABL Facility"), $2.1 million of short-term debt and $72.8 million of finance leases. This level of indebtedness could have important consequences to our financial condition, operating results and business, including the following:

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
•limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors that have less debt; and
•increasing our vulnerability to a downturn in general economic conditions or in our business and making us unable to carry out capital spending that is important to our growth.

Despite our current level of indebtedness, we may incur substantially more indebtedness in the future. This could further exacerbate the risks to our financial condition described above.

We may incur substantially more indebtedness in the future, including secured indebtedness. Although the agreements governing the ABL Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new indebtedness is added to our current indebtedness levels, the related risks we will face could intensify.

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

If securities or industry analysts publish unfavorable research, or do not continue to cover our Company, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us and our business. As of December 31, 2021, we had very limited research coverage by analysts. If an analyst downgrades our stock or publishes unfavorable research about our business, our stock price would likely decline. If an analyst ceases coverage of our Company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

A significant percentage of our outstanding common stock is held by our three largest shareholders, and certain of those shareholders may exercise significant influence over matters requiring shareholder approval. So long as a significant percentage of our common stock continues to be held by a small number of shareholders, the liquidity of our common stock may be impacted.

Our three largest shareholders collectively owned approximately 48% of our outstanding common stock as of December 31, 2021. As a result, certain of these shareholders may exercise significant influence over all matters requiring shareholder approval, including approval of significant corporate transactions, which may reduce the market price of our common stock. Additionally, the interests of these shareholders may conflict with the interests of our other shareholders. This concentrated ownership could also result in a limited amount of shares being available to be traded in the market, resulting in reduced liquidity.

Anti-takeover provisions in our amended and restated certificate of incorporation (our "charter") and amended and restated by-laws (our "by-laws") could discourage, delay or prevent a change of control of our Company and may affect the trading price of our common stock.

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

Our operations are subject to U.S. and international laws and regulations, including regulations of the U.S. Department of Transportation Federal Motor Carrier Safety Administration, the import and export of goods, customs regulations, the Office of Foreign Asset Control and the Foreign Corrupt Practices Act of 1977. Expenditures related to the cost of compliance with laws, rules and regulations, tariffs and duties could adversely impact our business and results of operations. In addition, we could incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures) and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, laws, regulations, codes and common law.

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

Results of legal proceedings relating to our products including the sale and distribution thereof, and regulatory inquiries or investigations by government authorities, could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flows.

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

In addition, many of our sales professionals are subject to confidentiality and non-competition agreements. If our sales professionals were to violate these agreements, we could seek to legally enforce these agreements, but we may incur substantial costs in connection with such enforcement and may not be successful in such enforcement.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, we had a distribution network operating from 115 distribution centers.

	Leased	Owned	Total
Properties	109	6	115
Square feet (in millions)	15.3	0.8	16.1

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

ITEM 3. LEGAL PROCEEDINGS

See Note 15 of the Notes to Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Veritiv's common stock is publicly traded on the New York Stock Exchange ("NYSE") under the ticker symbol "VRTV". As of February 22, 2022, there were 4,605 shareholders of record. The number of record holders does not include shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"). The 2022 Share Repurchase Program authorizes the Company, from time to time, to purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, tender offers or otherwise, including Rule 10b5-1 trading plans, in accordance with all applicable securities laws and regulations. The timing and method of any repurchases, which will depend on a variety of market factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors. This authorization may be suspended, terminated, increased or decreased by the Board of Directors at any time.

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50 million share repurchase program, which was increased to $100 million in May 2021 (collectively, the "2021 Share Repurchase Program"). The 2021 Share Repurchase Program authorized the Company, from time to time, to purchase shares of its common stock through open market purchases, privately negotiated transactions, accelerated repurchase programs, tender offers or otherwise, in accordance with all applicable securities laws and regulations. As of December 31, 2021, the Company had completed its repurchases under the 2021 Share Repurchase Program bringing the total purchases to $100 million, the authorized repurchase limit.

The following table presents information with respect to purchases made by the Company of its common stock during the three months ended December 31, 2021 (shares are in whole units):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Program
October 1-31	372	$93.51	—	$2,660
November 1-30	—	$—	—	$2,660
December 1-31	—	$—	—	$2,660
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

Performance Graph

The following graph provides a comparison of the cumulative total shareholder return on the Company's common stock to the cumulative total returns of the Russell 2000 Index and the average performance of a customized peer group for the period from December 31, 2016 through December 31, 2021. The graph is not, and is not intended to be, indicative of future performance of our common stock. The graph assumes that the value of the investment in the Company's common stock, the Russell 2000 Index and the peer group was $100 on December 31, 2016. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point. The peer group is reviewed periodically based on industry, size and market dynamics. During 2021, Innerworkings Inc. and LSC Communications Inc. were added to the peer group.

Companies included in the peer group are as follows:

•	Applied Industrial Technologies, Inc.	•	Graphic Packaging Holding Company	•	Packaging Corporation of America
•	Avery Dennison Corporation	•	Innerworkings Inc.	•	R.R. Donnelley & Sons Company
•	Beacon Roofing Supply, Inc.	•	International Paper Company	•	Resolute Forest Products, Inc.
•	Brady Corporation	•	Kaman Corporation	•	Sealed Air Corporation
•	Deluxe Corporation	•	LSC Communications Inc.	•	Sonoco Products Company
•	Domtar Corporation	•	MSC Industrial Direct Co., Inc.	•	Univar Solutions, Inc.
•	Ennis, Inc.	•	Neenah Inc.	•	Verso Corporation
•	Fastenal Company	•	Office Depot, Inc.	•	W.W. Grainger, Inc.
•	Genuine Parts Company	•	P.H. Glatfelter Company	•	Watsco, Inc.

.

NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.
NOTE: Index Data: Copyright Russell Investments. Used with permission. All rights reserved.

ITEM 6. (Reserved)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of our future financial condition or results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this report.

Executive Overview

The COVID-19 Pandemic

The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global societies, economies, financial markets and business practices, and created significant uncertainty regarding potential impacts to Veritiv ("Veritiv" or the "Company"). Federal and state governments have implemented measures in an effort to contain the virus, including physical distancing recommendations, travel restrictions, border closures, limitations on public gatherings, work-from-home recommendations, supply chain logistical changes and closure of non-essential businesses, some of which have since been eased. Although the Company has not experienced any closures of its distribution centers, Veritiv serves customers across a broad range of industry sectors and geographies, with varying COVID-19 impacts. Primarily beginning in April 2020, the COVID-19 pandemic began having a negative impact on the Company's financial results, including decreased sales activity. The Company has seen economic improvements during 2021 in many of the markets where it operates as global vaccine distribution efforts continue. Sales activity during 2021 exceeded 2020 levels for three out of four of the Company's reportable segments, including the Packaging segment, which exceeded pre-COVID-19 levels.

Veritiv's first priority remains the health and safety of its employees, customers and their families. The Company has taken steps to limit exposure and enhance the safety of its facilities for employees working to continue to supply vital products to its customers. In response to the pandemic, Veritiv initiated its Corporate Incident Response Team and initiated enhanced health and safety measures across its facilities. The Company modified practices at its distribution centers and offices to adhere to guidance from the United States ("U.S") Centers for Disease Control and Prevention and local health and governmental authorities with respect to social distancing, enhanced cleaning protocols and usage of personal protective equipment, where appropriate. In addition, the Company implemented global travel restrictions and work-from-home policies for employees who have the ability to work remotely.

In April 2020, Veritiv took several actions to help mitigate the effects of the decreased sales activity and improve liquidity. These actions included (i) temporarily reducing salaries for senior leaders ranging from 10% to 50% through June 2020, (ii) temporarily reducing annual cash retainers for independent directors by 50% through June 2020, (iii) placing approximately 15% of its salaried workforce on temporary furloughs through mid-July 2020, (iv) adjusting its supply chain operations staff depending on volume at specific locations, (v) suspending its share repurchase program, which was resumed in March 2021 and (vi) reducing discretionary spending including planned capital expenditures. In July 2020, Veritiv took additional actions to enhance liquidity in response to the impacts of the COVID-19 pandemic, including implementing cost-savings and cash preservation initiatives as described under the heading "2020 Restructuring Plan" below.

Veritiv's management expects that cash provided by operating activities and available capacity under the Asset-Based Lending Facility (the "ABL Facility") will provide sufficient funds to operate the business and meet other liquidity needs. As of December 31, 2021, Veritiv had cash and cash equivalents of $49.3 million and also had $557.2 million in available additional borrowing capacity under the ABL Facility. In May 2021, the Company amended its ABL Facility to, among other things, extend the maturity date to May 2026.

The current circumstances are dynamic and the impacts of the COVID-19 pandemic on the Company's business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations, access to sources of liquidity and financial condition will depend on future developments. These developments, which are uncertain and difficult to predict, include, but are not limited to, the duration, spread and severity of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors, measures adopted or recommended by local and federal governments or health authorities in response to the pandemic, the availability, adoption and effectiveness of vaccines and to what extent normal economic and operating conditions can resume and be sustained. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession, downturn or volatility or long-term changes in customer behavior.

See Part I, Item 1A, Risk Factors in this report, for additional information on risks related to the COVID-19 pandemic.

Other Recent Developments

2022 Share Repurchase Program

On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"). The 2022 Share Repurchase Program authorizes the Company, from time to time, to purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, tender offers or otherwise, including Rule 10b5-1 trading plans, in accordance with all applicable securities laws and regulations. The timing and method of any repurchases, which will depend on a variety of market factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors. This authorization may be suspended, terminated, increased or decreased by the Board of Directors at any time.

2021 Share Repurchase Program

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50 million share repurchase program (the "2021 Share Repurchase Program"). On May 24, 2021, the Company announced that its Board of Directors increased the 2021 Share Repurchase Program authorization to a total of $100 million. The 2021 Share Repurchase Program replaced the $25 million share repurchase authorization previously approved by Veritiv's Board of Directors in March 2020 (the "2020 Share Repurchase Program"). The Company completed its repurchases under the 2021 Share Repurchase Program with repurchases totaling nearly $100 million, the authorized repurchase limit, representing approximately 11% of the shares that were outstanding at December 31, 2020.

2020 Restructuring Plan

During the second quarter of 2020, the Company initiated a restructuring plan in response to the impact of the COVID-19 pandemic on its business operations and the ongoing secular changes in its Print and Publishing segments. During the fourth quarter of 2020, the Company expanded the initial plan to further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. The initial and expansion activities are collectively referred to as the "2020 Restructuring Plan." The 2020 Restructuring Plan includes (i) a reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, (ii) the closure of certain warehouse facilities and retail stores, (iii) adjustments to various compensation plans, (iv) repositioning of inventory to expand the Company's service radius and (v) other actions. The Company currently estimates it will incur total restructuring charges of between $70 million and $76 million in connection with the 2020 Restructuring Plan. Initial charges were incurred and recorded in June 2020. The 2020 Restructuring Plan was substantially complete as of December 31, 2021 with remaining charges to be incurred through the end of 2022. See Note 4 of the Notes to Consolidated Financial Statements for information related to the Company's restructuring efforts.

Company Strategy

In 2021, Veritiv continued to execute against its long-term strategy to be the leading provider of business-to-business packaging products and services, as well as paper and facility solutions products and services. The Company continues to invest in organic packaging growth including selling and supply chain capabilities and to pursue inorganic packaging growth opportunities. The Company also continues to evaluate alternatives for non-core components of our business including potential divestitures.

Business Overview

Veritiv is a leading North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established on July 1, 2014 following the merger of International Paper Company's xpedx distribution solutions business and UWW Holdings, Inc., the parent company of

Unisource Worldwide, Inc. On August 31, 2017, Veritiv completed its acquisition of 100% of the equity interest in various All American Containers entities (collectively, "AAC"). The Company operates from 115 distribution centers primarily throughout the U.S., Canada and Mexico.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the years ended December 31, 2021 and 2020. For the discussion of results for 2020 compared to 2019, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Veritiv's Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 3, 2021.

	Year Ended December 31,		2021 vs. 2020
			Increase (Decrease)
(in millions)	2021	2020	$	%
Net sales	$6,850.5	$6,345.6	$504.9	8.0%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	5,417.9	5,040.2	377.7	7.5%
Distribution expenses	419.3	429.8	(10.5)	(2.4)%
Selling and administrative expenses	732.7	717.9	14.8	2.1%
Depreciation and amortization	55.2	57.7	(2.5)	(4.3)%
Restructuring charges, net	15.4	52.2	(36.8)	(70.5)%
Operating income (loss)	210.0	47.8	162.2	339.3%
Interest expense, net	17.2	25.1	(7.9)	(31.5)%
Other (income) expense, net	(4.7)	(20.3)	15.6	76.8%
Income (loss) before income taxes	197.5	43.0	154.5	359.3%
Income tax expense (benefit)	52.9	8.8	44.1	501.1%
Net income (loss)	$144.6	$34.2	$110.4	322.8%

Net Sales
Net sales increased by $504.9 million, or 8.0%. The Packaging segment's net sales were responsible for approximately 88% of the total increase. Net sales increased in all reportable segments, except Facility Solutions. Net sales for the Facility Solutions segment declined by $28.3 million. Net sales in 2021 were negatively impacted by the COVID-19 pandemic while inflationary market price increases across the Company's product portfolio continued throughout 2021. To the extent feasible, the Company has adjusted its prices to reflect the impact of inflation on the cost of purchased materials and services. Also, despite constraints in the broader supply chain, the Company was able to mitigate some of the impact to its customers through leveraging its portfolio of suppliers and its North American supply chain network. Management expects higher market prices and marketplace supply chain challenges to continue through at least the first half of 2022. See the "Segment Results" section for additional discussion.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
Cost of products sold increased by $377.7 million, or 7.5%, primarily due to higher net sales as previously discussed. See the "Segment Results" section for additional discussion. Cost of products sold increased at a slower rate than net sales due to improvements in pricing, as well as changes in both segment and customer mix.

Distribution Expenses
Distribution expenses decreased by $10.5 million, or 2.4%. The decrease was primarily attributable to (i) an $11.7 million decrease in facility and equipment rent expense, (ii) a $7.1 million multi-employer pension plan withdrawal charge in the first quarter of 2020 that did not repeat in 2021 and (iii) a $6.4 million decrease in wages and temporary employee expenses, partially offset by a $17.0 million increase in freight and logistics expense. The decrease in facility and equipment rent expense was primarily driven by consolidation of the Company's facilities. The decrease in wages and temporary employee expenses was primarily driven by actions taken by the Company in response to the COVID-19 pandemic, including lowering headcount across the Company. The increase in freight and logistics expense was primarily driven by an increase in third-party freight and higher diesel fuel and carrier prices.

Selling and Administrative Expenses
Selling and administrative expenses increased by $14.8 million, or 2.1%. The increase was primarily due to (i) a $12.3 million increase in personnel expenses, (ii) a $4.8 million increase in professional fees expense, (iii) $3.7 million in lower net gains from the sale of a business and facilities as compared to the prior year period and (iv) a $1.5 million increase in marketing and communications expense, partially offset by a $7.8 million decrease in bad debt expense. The increase in personnel expenses was primarily driven by (i) higher wages, (ii) higher incentive compensation expenses and (iii) an increase in travel and entertainment expenses, partially offset by a decrease in commission expenses due to a change in the sales force compensation plans. Higher wages included the reinstatement of annual performance-related salary increases and the Company's matching contributions to certain defined contribution plans. In the fourth quarter of 2021, selling and administrative expenses were elevated due to higher compensation expenses associated with improved company performance and higher professional fees expense.

Depreciation and Amortization
Depreciation and amortization expense decreased by $2.5 million, or 4.3%, primarily due to lower depreciation on information technology related assets.

Restructuring Charges, Net
Restructuring charges, net decreased by $36.8 million, or 70.5%. During the second quarter of 2020, the Company initiated a restructuring plan in response to the impact of the COVID-19 pandemic on its business operations and the ongoing secular changes in its Print and Publishing segments. As of December 31, 2021, the Company has substantially completed its 2020 Restructuring Plan. See Note 4 of the Notes to Consolidated Financial Statements for information related to the Company's restructuring efforts.

Interest Expense, Net
Interest expense, net decreased by $7.9 million, or 31.5%. The decrease was primarily due to (i) lower average interest rates and (ii) a lower average balance on the ABL Facility. The lower average balance was due to positive operating cash flow, which was used to reduce the ABL Facility balance. Interest expense, net in 2021 consisted of (i) $12.2 million of interest expense on the Company's ABL Facility, (ii) $2.8 million of finance lease interest expense, (iii) $1.5 million for amortization and write-off of deferred financing costs related to the ABL Facility and (iv) $0.7 million in miscellaneous interest expense. Interest expense, net in 2020 consisted of (i) $18.9 million of interest expense on the Company's ABL Facility, (ii) $3.0 million of finance lease interest expense, (iii) $2.1 million for amortization and write-off of deferred financing costs related to the ABL Facility and (iv) $1.1 million in miscellaneous interest expense. See Note 6 of the Notes to Consolidated Financial Statements for information related to the ABL Facility.

Other (Income) Expense, Net
Other (income) expense, net, in 2021 was income of $4.7 million. This was a net unfavorable change of $15.6 million, as compared to 2020. In December 2020, the Company and UWW Holdings, LLC (the "UWWH Stockholder") agreed to settle the Tax Receivable Agreement ("TRA"), resulting in the recognition of a favorable fair value adjustment of $20.1 million, recorded in other (income) expense in 2020, that did not repeat in 2021. See Note 8 and Note 10 of the Notes to Consolidated Financial Statements for information related to the TRA. This was partially offset by (i) $1.5 million of lower pension expenses and (ii) a $1.0 million adjustment to a contingent consideration earnout in the prior year that did not repeat. The remainder was driven by improvements in foreign exchange impacts and other miscellaneous items.

Effective Tax Rate
Veritiv's effective tax rates were 26.8% and 20.5% for the years ended December 31, 2021 and 2020, respectively. The difference between the Company's effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), non-deductible expenses, tax credits, Global Intangible Low-Taxed Income, the tax impact of stock compensation vesting and the Company's pre-tax book income (loss) by jurisdiction. In addition, the Company's effective tax rate for the year ended December 31, 2020 includes a $3.7 million benefit related to the tax effect of TRA changes and a $2.4 million benefit related to the carryback of net operating losses under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").

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

Prior to the fourth quarter of 2021, Veritiv was unable to compute the impact of changes in sales volume based on changes in sales of each individual product for the Packaging and Facility Solutions segments. Rather, the Company assumed that the margin stayed constant and estimated the volume impact based on changes in cost of products sold as a proxy for the change in sales volume. After any other significant sales variances were identified, the remaining sales variance was attributed to price/mix. As a result of the Company’s recent information technology enhancements, the Company has improved its insight into products within these segments and is now able to isolate the change in sales attributed to volume and price separately at the item level for the majority of products and thus it no longer needs to rely on cost of products sold as a proxy for the changes in sales volumes. This change in calculation method is deemed to be a more accurate and transparent way to measure volume, price and mix changes in sales for these segments.

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

Included in the following table are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print	Publishing	Corporate & Other
Year Ended December 31, 2021
Net sales	$3,760.4	$894.0	$1,484.2	$596.6	$115.3
Adjusted EBITDA	393.5	52.7	96.0	18.7	(218.3)
Adjusted EBITDA as a % of net sales	10.5%	5.9%	6.5%	3.1%	*

Year Ended December 31, 2020
Net sales	$3,316.7	$922.3	$1,458.2	$543.5	$104.9
Adjusted EBITDA	300.0	41.6	33.7	12.8	(200.5)
Adjusted EBITDA as a % of net sales	9.0%	4.5%	2.3%	2.4%	*
* - not meaningful

See Note 16 of the Notes to Consolidated Financial Statements for a reconciliation of net income (loss) as reflected on the Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments.

Packaging

The table below presents selected data with respect to the Packaging segment:

	Year Ended December 31,		Increase (Decrease)
(in millions)	2021	2020	$	%
Net sales	$3,760.4	$3,316.7	$443.7	13.4%
Adjusted EBITDA	393.5	300.0	93.5	31.2%
Adjusted EBITDA as a % of net sales	10.5%	9.0%		150 bps

The table below presents the components of the net sales change compared to the prior year:

(in millions)	Increase (Decrease)
Volume	$90.0
Foreign currency	22.7
Price/Mix	331.0
Total change	$443.7

Net sales increased $443.7 million, or 13.4%, compared to 2020. The net sales increase was primarily attributable to higher market prices as well as increased sales volume in all product categories and end use sectors and favorable foreign currency impacts. Sales to consumer electronics, heavy manufacturing and healthcare customers improved significantly compared to the prior year. Net sales were positively impacted by strong e-commerce demand in 2021. Management expects the strong demand and supply chain constraints to continue through at least the first half of 2022 and the Company has invested in additional inventory to support its customers.

Adjusted EBITDA increased $93.5 million, or 31.2%, compared to 2020. The increase in Adjusted EBITDA was primarily attributable to cost of products sold increasing at a slower rate than net sales and higher net sales, partially offset by (i) a $23.8 million increase in selling and administrative expenses and (ii) a $20.7 million increase in distribution expenses. The increase in selling and administrative expenses was primarily driven by (i) a $15.4 million increase in personnel expenses, (ii) a $3.1 million increase in professional fees expense and (iii) a $2.6 million increase in bad debt expense. The increase in personnel expenses was associated with (i) higher wages and benefits to support the Company's Packaging growth strategy and (ii) higher incentive compensation expenses, partially offset by a decrease in commission expenses driven by a change in the sales force compensation plans. The increase in distribution expenses was primarily driven by increased utilization of the distribution network, which is reflected in (i) a $12.6 million increase in freight and logistics expense, (ii) a $6.0 million increase in facility expense and (iii) a $3.2 million increase in personnel expenses.

Facility Solutions

The table below presents selected data with respect to the Facility Solutions segment:

	Year Ended December 31,		Increase (Decrease)
(in millions)	2021	2020	$	%
Net sales	$894.0	$922.3	$(28.3)	(3.1)%
Adjusted EBITDA	52.7	41.6	11.1	26.7%
Adjusted EBITDA as a % of net sales	5.9%	4.5%		140 bps

The table below presents the components of the net sales change compared to the prior year:

(in millions)	Increase (Decrease)
Volume	$(109.3)
Foreign currency	16.7
Price/Mix	64.3
Total change	$(28.3)

Net sales decreased $28.3 million, or 3.1%, compared to 2020. The net sales decrease was primarily attributable to decreased sales of skincare products, chemicals and wipers primarily driven by the negative impact on demand from the COVID-19 pandemic which began in the prior year, partially offset by higher market prices and favorable foreign currency impacts. Negative impacts to customer demand have included business and school temporary closures, travel restrictions, constraints on large venues hosting sporting, conventions and entertainment events as well as extended work-from-home measures. However, food service and can liners product categories had increased sales due to strong demand, which partially offset the overall reduced customer demand in the Facility Solutions segment. Management expects the facility solutions future growth to follow the broader facility solutions away-from-home market in 2022.

Adjusted EBITDA increased $11.1 million, or 26.7%, compared to 2020. The increase in Adjusted EBITDA was primarily attributable to (i) a $6.3 million decrease in selling and administrative expenses, (ii) a $5.1 million decrease in distribution expenses and (iii) cost of products sold decreasing at a faster rate than net sales, partially offset by decreased net sales. The decrease in selling and administrative expense was primarily driven by a $7.8 million decrease in personnel expenses, including lower commission expenses, primarily driven by a change in the sales force compensation plans. The decrease in distribution expenses was primarily driven by a $4.2 million decrease in personnel expenses.

Print

The table below presents selected data with respect to the Print segment:

	Year Ended December 31,		Increase (Decrease)
(in millions)	2021	2020	$	%
Net sales	$1,484.2	$1,458.2	$26.0	1.8%
Adjusted EBITDA	96.0	33.7	62.3	184.9%
Adjusted EBITDA as a % of net sales	6.5%	2.3%		420 bps

The table below presents the components of the net sales change compared to the prior year:

(in millions)	Increase (Decrease)
Volume	$(86.7)
Foreign currency	11.3
Price/Mix	101.4
Total change	$26.0

Net sales increased $26.0 million, or 1.8%, compared to 2020. The net sales increase was primarily attributable to higher market prices driven by strong demand, compared to the prior year period when there was a significant negative impact on demand due to the COVID-19 pandemic, and favorable foreign currency impacts. The net sales increase was partially offset by lower volume primarily due to higher net sales in 2020 that occurred prior to the COVID-19 pandemic, resulting in a negative impact on 2021. Management expects the strong demand and supply chain constraints to continue throughout 2022.

Adjusted EBITDA increased $62.3 million, or 184.9%, compared to 2020. The Adjusted EBITDA increase was primarily attributable to (i) cost of products sold increasing at a slower rate than net sales, (ii) a $17.0 million decrease in distribution expenses, (iii) a $14.2 million decrease in selling and administrative expenses and (iv) higher net sales. The decrease in distribution expenses was primarily driven by (i) a $12.0 million decrease in facility and equipment rent expense, primarily driven by consolidation of the Company's facilities and (ii) a $4.6 million decrease in personnel expenses. The decrease in selling and administrative expenses was primarily driven by (i) an $8.3 million decrease in personnel expenses and (ii) a $5.6 million decrease in bad debt expense.

Publishing

The table below presents selected data with respect to the Publishing segment:

	Year Ended December 31,		Increase (Decrease)
(in millions)	2021	2020	$	%
Net sales	$596.6	$543.5	$53.1	9.8%
Adjusted EBITDA	18.7	12.8	5.9	46.1%
Adjusted EBITDA as a % of net sales	3.1%	2.4%		70 bps

The table below presents the components of the net sales change compared to the prior year:

(in millions)	Increase (Decrease)
Volume	$34.9
Foreign currency	—
Price/Mix	18.2
Total change	$53.1

Net sales increased $53.1 million, or 9.8%, compared to 2020. The net sales increase was primarily attributable to an increase in demand compared to prior year, when there was a significant negative impact on demand due to the COVID-19 pandemic, as well as higher market prices.
Adjusted EBITDA increased $5.9 million, or 46.1%, compared to 2020. The Adjusted EBITDA increase was primarily attributable to (i) increased net sales and (ii) a $4.3 million decrease in selling and administrative expenses, partially offset by cost of products sold increasing at a faster rate than net sales. The decrease in selling and administrative expenses was primarily driven by a $4.8 million decrease in bad debt expense.

Corporate & Other

	Year Ended December 31,		Increase (Decrease)
(in millions)	2021	2020	$	%
Net sales	$115.3	$104.9	$10.4	9.9%
Adjusted EBITDA	(218.3)	(200.5)	(17.8)	(8.9)%

Net sales increased $10.4 million, or 9.9%, compared to 2020. The net sales increase was primarily attributable to an increase in the price of freight brokerage services, partially offset by a decrease in volume.

Adjusted EBITDA decreased $17.8 million, or 8.9%, compared to 2020. The Adjusted EBITDA decrease was primarily driven by a $21.0 million increase in selling and administrative expenses, partially offset by increased net sales. The increase in selling and administrative expenses was primarily driven by (i) a $16.7 million increase in incentive compensation expense driven by the Company outperforming incentive targets and (ii) a $3.6 million increase in professional fees expense.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding the Company's debt position.

The following table sets forth a summary of cash flows for the years ended December 31, 2021 and 2020. For information regarding the Company's cash flows for 2019, refer to the "Liquidity and Capital Resources" section of Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Veritiv's Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 3, 2021.

	Year Ended December 31,
(in millions)	2021	2020
Net cash provided by (used for):
Operating activities	$154.7	$289.2
Investing activities	(4.3)	(5.3)
Financing activities	(221.4)	(202.6)

Analysis of Cash Flows

2021 Cash Flows

The Company ended 2021 with $49.3 million in cash and cash equivalents, a decrease of $71.3 million from the prior year-end balance. During 2021 the Company used its $75.0 million of cash held in highly-liquid investments to pay down its long-term debt.

Net cash provided by operating activities decreased primarily as a result of an increase in accounts receivable and inventory levels, partially offset by an increase in accounts payable, driven by increasing sales in the current period as compared to the pandemic driven decreases in the 2020 period. The decrease in cash flows from operating assets and liabilities was partially offset by improvements in operating results.

Net cash used for investing activities was a slightly lower use of cash due to lower capital expenditures offset by lower cash proceeds received from the sale of a business and other assets.

Net cash used for financing activities was a higher use of cash primarily due to an increase in common stock repurchases partially offset by lower net repayments under the Company's ABL Facility.

2021 Special Operating Activities

In December 2021, the Company prepaid $3.3 million of restructuring costs for other one-time compensation, which remained as a component of other current assets on the Consolidated Balance Sheet as of December 31, 2021. Also, as of December 31, 2021, the Company had not yet paid the $19.1 million in payroll taxes it had incurred and deferred through December 31, 2020, related to the CARES Act. During 2021 the Company used its $75.0 million of cash held in highly-liquid investments to pay down its long-term debt.

2021 Special Financing Activities

Throughout 2021, the Company repurchased 1,734,810 shares of its common stock at a cost of $100.0 million under its 2021 Share Repurchase Program. During the second quarter of 2021, in conjunction with the amendment of the ABL Facility, the Company incurred and paid $3.3 million in new financing fees. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding the Company's debt obligations.

2020 Special Operating Activities

In response to the COVID-19 pandemic, the Company (i) deferred the payment of $19.1 million in payroll taxes incurred through December 31, 2020, as provided by the CARES Act and (ii) beginning in the second quarter of 2020 invested $75.0 million of its cash in highly-liquid investments instead of paying down its long-term debt. During the fourth quarter of 2020, the Company prepaid $8.1 million of restructuring costs for other one-time compensation, of which $7.0 million remained as a component of other current assets on the Consolidated Balance Sheet as of December 31, 2020.

2020 Special Financing Activities

During the fourth quarter of 2020, the Company and the UWWH Stockholder agreed to settle the TRA. The Company paid the UWWH Stockholder a total of $12.0 million in settlement of all past and future liabilities that would have been owed under the TRA and the parties agreed to a mutual release of claims under the TRA. During the first quarter of 2020, the Company repurchased 383,972 shares of its common stock at a cost of $3.5 million under its 2020 Share Repurchase Program, which was suspended March 27, 2020. During the second quarter of 2020, in conjunction with the amendment of the ABL Facility, the Company incurred and paid $3.4 million in new financing fees.

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

In conjunction with the amendments of the ABL Facility in 2021 and 2020, the Company incurred and deferred $3.3 million and $3.4 million, respectively, in new financing costs, which are reflected in other non-current assets on the Consolidated Balance Sheets and will be amortized to interest expense on a straight-line basis over the new amended term of the ABL Facility.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of December 31, 2021, the available additional borrowing capacity under the ABL Facility was approximately $557.2 million. As of December 31, 2021, the Company held $11.0 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than limits outlined under the ABL Facility. At December 31, 2021 the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker's acceptance rate or base rate plus a margin rate. For the years ended December 31, 2021 and 2020, the weighted-average borrowing interest rates were 1.8% and 2.9%, respectively.

Short and long-term funding strategy

Veritiv's management expects that the Company's primary future cash needs will be for working capital, capital expenditures, contractual commitments, share repurchases and strategic investments. Veritiv's ability to fund its capital and operating needs will depend on its ongoing ability to generate cash from operations, availability of borrowings under the ABL Facility and access to the capital markets. If Veritiv's cash flows from operating activities are lower than expected, the Company would need to borrow under the ABL Facility and may need to incur additional debt or issue additional equity. Although management believes that the arrangements currently in place will permit Veritiv to finance its capital and operating needs on acceptable terms and conditions, the Company's access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. To preserve liquidity, particularly during the COVID-19 pandemic, the Company may invest a portion of its cash in highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash.

The Company currently estimates it will incur total restructuring charges of between $70 million and $76 million in connection with the 2020 Restructuring Plan. The 2020 Restructuring Plan was substantially complete as of December 31, 2021. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding the Company's restructuring efforts. The Company currently estimates that during 2022 it will spend approximately $35 million for capital expenditures covering both maintenance and strategic investments. As provided by the CARES Act, in response to the COVID-19 pandemic the Company deferred $19.1 million of payroll taxes, which it had incurred through December 31, 2020. In January 2022 the Company paid $10.1 million of the deferred payroll taxes and currently expects to pay the remaining amount in December 2022. See Note 3 of the Notes to Consolidated Financial Statements for information regarding the Company's lease commitments, including leases that have not yet commenced. See Note 9 of the Notes to Consolidated Financial Statements for information regarding the Veritiv Deferred Compensation Savings Plans obligation, the Company's funding status of its pension plans and its multi-employer pension plan commitments. Additionally, the Company has recognized liabilities for uncertain tax positions, cash-based long-term incentive plans and unscheduled portions of the Veritiv Deferred Compensation Savings Plans, however, the Company cannot predict with reasonable certainty the timing of future cash outflows associated with these liabilities.

All of the cash held by Veritiv's non-U.S. subsidiaries is available for general corporate purposes. Veritiv considers the earnings of certain non-U.S. subsidiaries to be permanently invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and management's specific plans for reinvestment of those subsidiary earnings. The table below summarizes the Company's cash and cash equivalent positions as of December 31, 2021 and 2020:

	As of December 31,
(in millions)	2021	2020
Cash and cash equivalents held in the U.S.	$25.8	$101.0
Cash held in foreign subsidiaries	23.5	19.6
Total Cash and cash equivalents	$49.3	$120.6

Inflation and Changing Prices

Essentially all of the Company's revenue is derived from the sale of its products and services in competitive markets. To the extent feasible, the Company has adjusted its prices to reflect the impact of inflation on the cost of purchased materials and services. Impacts on the Company's results from price and product mix are discussed in the "Segment Results" section.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to utilize estimates that affect both the amounts and timing of the recording of assets, liabilities, net sales and expenses. Some of these estimates require judgment about matters that are inherently uncertain. Different amounts would be reported under different operating conditions or under alternative assumptions.

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

Allowance for Credit Losses

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

Employee Benefit Plans

Veritiv sponsors defined benefit plans and Supplemental Executive Retirement Plans. Except for certain union employees who continue to accrue benefits under the U.S. defined benefit pension plan in accordance with their collective bargaining agreements, the defined benefit pension plans are frozen. See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding these plans.

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

At each measurement date, management determines the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments anticipated to be made under the plans. As of December 31, 2021, the weighted-average discount rates used to compute the benefit obligations were 2.54% and 2.95% for the U.S. and Canadian plans, respectively.

The expected long-term rate of return on plan assets is based upon the long-term outlook of the investment strategy as well as historical returns and volatilities for each asset class. Veritiv also reviews current levels of interest rates and inflation to assess the reasonableness of the long-term rates. The Company's pension plan investment objective is to ensure all of its plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rates of return used to calculate the pension expense for the year ended 2021 were 7.15% and 5.00% for the U.S. and Canadian plans, respectively.

The following illustrates the effects of a 1% change in the discount rate or return on plan assets on the 2021 net periodic pension cost and projected benefit obligation (in millions):

Assumption	Change	Net Periodic Benefit Cost	Projected Benefit Obligation
Discount rate	1% increase	$0.7	$(18.5)
	1% decrease	1.1	22.8
Return on plan assets	1% increase	(1.4)	N/A
	1% decrease	1.4	N/A

See Note 9 of the Notes to Consolidated Financial Statements for a comprehensive discussion of Veritiv's pension and postretirement benefit expense, including a discussion of the actuarial assumptions and the policy for recognizing the associated gains and losses.

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

The Company’s decisions to cease operations in certain warehouse facilities and retail locations leads to different accounting treatment depending upon whether the leased properties are considered abandoned versus properties that the Company has the intent and ability to sublease. Abandoned ROU assets are assessed for impairment based on estimates of undiscounted operating cash flows until the anticipated cease-use date and any remaining lease expense is accelerated through the anticipated cease-use date. Leases for which the Company has the intent and ability to sublease are assessed for impairment and any remaining ROU asset values are amortized over the shorter of the remaining useful lives of the assets or lease term. The intent and practical ability to sublease and estimates of future cash flows attributable to the sublease are assessed considering the terms of the lease agreement, certain market conditions, remaining lease terms and the time required to sublease the facility and other factors.

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

Goodwill is reviewed for impairment on a reporting unit basis. The testing of goodwill for possible impairment is performed by completing a Step 0 test or electing to by-pass the Step 0 test and comparing the fair value of a reporting unit with its carrying value, including goodwill. The Step 0 test utilizes qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors include: macroeconomic conditions; industry and market considerations; overall financial performance and cost factors to determine whether a reporting unit is at risk for goodwill impairment. In the event a reporting unit fails the Step 0 goodwill impairment test, it is necessary to move forward with a comparison of the fair value of the reporting unit with its carrying value, including goodwill. In calculating the estimated fair value of its reporting units, Veritiv uses an income approach that utilizes discounted cash flows and requires management to make significant assumptions and estimates related to the forecasts of future revenues, profit margins and discount rates. Subsequent changes in economic and operating conditions can affect these assumptions and could result in additional interim testing and goodwill impairment charges in future periods. Upon completion, the resulting estimated fair values are then analyzed for reasonableness by comparing them to earnings multiples for historic industry business transactions and by comparing the sum of the reporting unit fair values to the fair value of the Company as a whole. As of the date of the Company's annual goodwill impairment test in 2021 and 2020, the Company's analyses reflected an excess fair value over carrying value of approximately 179% and 26%, respectively.

Intangible assets acquired in a business combination are recorded at fair value. The Company's intangible assets may include customer relationships, trademarks and trade names and non-compete agreements. Intangible assets with finite useful lives are subsequently amortized using the straight-line method over the estimated useful lives of the assets.

See Note 1, Note 5 and Note 10 of the Notes to Consolidated Financial Statements for additional information regarding the Company's long-lived assets, goodwill, other intangible assets and impairment assessments.

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

Effective September 13, 2019, the Company entered into an interest rate cap agreement with an expiration date of September 13, 2022. The interest rate cap effectively limits the floating LIBOR-based portion of the interest rate. The interest rate cap covers $350.0 million of the Company's floating-rate debt at 2.75% plus the applicable credit spread. The Company designated the interest rate cap as a cash flow hedge of exposure to changes in cash flows due to changes in the LIBOR-based portion of the interest rate above 2.75%. As of and for the year ended December 31, 2021, impacts from the interest rate cap on the Company's financial results were not significant. The December 31, 2021 fair value was estimated using observable market-based inputs including interest rate curves and implied volatilities (Level 2), and was not significant.

The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in the interest rate. The Company attempts to manage exposure to counterparty credit risk primarily by selecting only counterparties that meet certain credit and other financial standards. The Company believes there has not been a material change in the creditworthiness of its counterparty and believes the risk of nonperformance by such party is minimal. For additional information regarding Veritiv's debt arrangements see Note 6 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

Veritiv's exposure to fluctuations in interest rates results primarily from its borrowings under the ABL Facility. Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker's acceptance rate or base rate plus a margin rate. LIBOR based loans can be set for durations of one week, or for periods of one to nine months. The margin rate amount can be adjusted upward or downward based upon usage under the line in two increments of 25 basis points. Veritiv's interest rate exposure under the ABL Facility results from changes in LIBOR, bankers' acceptance rates, the prime/base interest rates and actual borrowings. The weighted-average borrowing interest rate at December 31, 2021 was 1.8%. Based on the average borrowings under the ABL Facility during the year ended December 31, 2021, a hypothetical 100 basis point increase in the interest rate would result in approximately $4.6 million of additional interest expense.

Foreign Currency Exchange Rate Risk

Veritiv conducts business in various foreign currencies and is exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. This exposure is primarily related to international assets and liabilities, whose value could change materially in reference to the U.S. dollar reporting currency.

Veritiv's most significant foreign currency exposure primarily relates to fluctuations in the foreign exchange rate between the U.S. dollar and the Canadian dollar. Net sales from Veritiv's Canadian operations for the year ended December 31, 2021 represented approximately 11% of Veritiv's total net sales. Veritiv has not used foreign exchange currency options or futures agreements to hedge its exposure to changes in foreign exchange rates.

Fuel Price Risk

Due to the nature of Veritiv's distribution business, the Company is exposed to potential volatility in fuel prices. The cost of fuel affects the price paid for products as well as the costs incurred to deliver products to the Company's customers. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of the Company's control. Increased fuel costs may have a negative impact on the Company's results of operations and financial condition. In times of higher fuel prices, Veritiv may have the ability to pass a portion of the increased costs on to customers; however, there can be no assurance that the Company will be able to do so. Based on Veritiv's 2021 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would result in a potential increase of approximately $2.4 million in annual transportation fuel costs (excluding any amounts recovered from customers). Veritiv does not use derivatives to manage its exposure to fuel prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Veritiv Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veritiv Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill — Refer to Notes 1, 5, and 10 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the Packaging reporting unit to its carrying value. The Company determines the fair value of the Packaging reporting unit using an income approach that utilizes discounted cash flows and requires management to make significant assumptions and estimates related to the forecasts of future revenues and the discount rate. Changes to the assumptions and estimates may result in a significantly different estimate of the fair value of the reporting unit, which could result in a different assessment of the recoverability of goodwill. The goodwill balance was $99.6 million as of December 31, 2021. The fair value of the reporting unit exceeded its carrying value as of the measurement date, and therefore, no impairment was recognized.

We identified goodwill for the Packaging reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenues.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenues included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Packaging reporting unit, such as controls related to management’s selection of the discount rate and forecasts of future revenue.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts of future revenue by comparing the forecasts to (1) historical revenues, (2) internal communications to management and the Board of Directors, and (3) forecasted industry information included in industry reports relevant to the reporting unit.
•We considered the impact of changes in the industry on management’s forecasts.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 1, 2022

We have served as the Company's auditor since 2013.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales (including sales to related party of $19.7 and $23.4, in 2020 and 2019, respectively)	$6,850.5	$6,345.6	$7,659.4
Cost of products sold (including purchases from related party of $55.6 and $85.2, in 2020 and 2019, respectively) (exclusive of depreciation and amortization shown separately below)	5,417.9	5,040.2	6,206.2
Distribution expenses	419.3	429.8	509.2
Selling and administrative expenses	732.7	717.9	823.3
Depreciation and amortization	55.2	57.7	53.5
Integration expenses	—	—	17.5
Restructuring charges, net	15.4	52.2	28.8
Operating income (loss)	210.0	47.8	20.9
Interest expense, net	17.2	25.1	38.1
Other (income) expense, net	(4.7)	(20.3)	11.6
Income (loss) before income taxes	197.5	43.0	(28.8)
Income tax expense (benefit)	52.9	8.8	0.7
Net income (loss)	$144.6	$34.2	$(29.5)

Earnings (loss) per share:
Basic	$9.50	$2.14	$(1.84)
Diluted	$9.01	$2.08	$(1.84)

Weighted-average shares outstanding:
Basic	15.22	15.96	16.06
Diluted	16.05	16.48	16.06

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$144.6	$34.2	$(29.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.0)	2.4	3.7
Change in fair value of cash flow hedge, net of tax (1)	0.1	0.1	0.0
Pension liability adjustments, net of tax (1)	10.1	(2.9)	3.9
Other comprehensive income (loss)	9.2	(0.4)	7.6
Total comprehensive income (loss)	$153.8	$33.8	$(21.9)
(1) Amounts shown are net of tax impacts, which were not significant for the periods presented except for the 2021 tax impact for the pension liability, which was $3.5 million.

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$49.3	$120.6
Accounts receivable, less allowances of $34.4 and $41.6, respectively	1,011.2	849.5
Inventories	484.5	465.4
Other current assets	132.7	119.5
Total current assets	1,677.7	1,555.0
Property and equipment (net of accumulated depreciation and amortization of $332.4 and $375.9, respectively)	162.9	194.7
Goodwill	99.6	99.6
Other intangibles, net	42.7	47.4
Deferred income tax assets	47.1	60.0
Other non-current assets	408.4	378.3
Total assets	$2,438.4	$2,335.0
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$561.9	$471.9
Accrued payroll and benefits	110.0	80.6
Other accrued liabilities	185.7	182.2
Current portion of debt	16.0	14.7
Total current liabilities	873.6	749.4
Long-term debt, net of current portion	499.7	589.1
Defined benefit pension obligations	7.2	18.2
Other non-current liabilities	422.1	395.2
Total liabilities	1,802.6	1,751.9
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 17.0 million and 16.6 million, respectively; shares outstanding - 14.6 million and 15.9 million, respectively	0.2	0.2
Additional paid-in capital	633.8	634.9
Accumulated earnings (deficit)	143.2	(1.4)
Accumulated other comprehensive loss	(24.3)	(33.5)
Treasury stock at cost - 2.4 million and 0.7 million shares, respectively	(117.1)	(17.1)
Total shareholders' equity	635.8	583.1
Total liabilities and shareholders' equity	$2,438.4	$2,335.0

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$144.6	$34.2	$(29.5)
Depreciation and amortization	55.2	57.7	53.5
Amortization and write-off of deferred financing fees	1.5	2.1	2.6
Net losses (gains) on disposition of assets and sale of a business	(9.2)	(8.2)	0.6
Long-lived asset impairment charges	0.5	0.5	—
Provision for expected credit losses and doubtful accounts, respectively	4.7	12.4	14.9
Deferred income tax provision (benefit)	9.2	(1.8)	(2.7)
Stock-based compensation	7.4	17.7	14.6
Other non-cash items, net	9.8	(12.4)	11.9
Changes in operating assets and liabilities
Accounts receivable and related party receivable	(172.6)	56.5	252.3
Inventories	(22.1)	89.7	139.7
Other current assets	(9.3)	(3.2)	37.1
Accounts payable and related party payable	110.0	5.5	(199.7)
Accrued payroll and benefits	19.9	17.1	(2.9)
Other accrued liabilities	(1.3)	(1.0)	(22.4)
Other	6.4	22.4	11.0
Net cash provided by (used for) operating activities	154.7	289.2	281.0
Investing activities
Property and equipment additions	(20.4)	(23.6)	(34.1)
Proceeds from asset sales and sale of a business	16.1	18.3	0.5
Net cash provided by (used for) investing activities	(4.3)	(5.3)	(33.6)
Financing activities
Change in book overdrafts	(16.5)	(16.6)	26.2
Borrowings of long-term debt	5,734.4	5,566.0	6,746.5
Repayments of long-term debt	(5,814.5)	(5,719.2)	(7,007.0)
Payments under right-of-use finance leases	(13.8)	(13.0)	(9.1)
Deferred financing fees	(3.3)	(3.4)	—
Purchase of treasury stock	(100.0)	(3.5)	—
Payments under Tax Receivable Agreement	—	(12.3)	(7.8)
Payments under other contingent consideration	—	—	(20.0)
Impact of tax withholding on share-based compensation	(8.5)	(0.8)	(2.3)
Other	0.8	0.2	(0.4)
Net cash provided by (used for) financing activities	(221.4)	(202.6)	(273.9)
Effect of exchange rate changes on cash	(0.3)	1.3	0.2
Net change in cash and cash equivalents	(71.3)	82.6	(26.3)
Cash and cash equivalents at beginning of period	120.6	38.0	64.3
Cash and cash equivalents at end of period	$49.3	$120.6	$38.0
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$40.1	$7.8	$4.8
Cash paid for interest	15.0	22.0	34.7
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases	$4.1	$14.8	$22.3
Non-cash additions to other non-current assets for right-of-use operating leases	111.6	20.1	129.3

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	16.2	$0.2	$605.7	$(8.5)	$(40.7)	(0.3)	$(13.6)	$543.1
Net income (loss)				(29.5)				(29.5)
Other comprehensive income (loss)					7.6			7.6
Stock-based compensation			14.6					14.6
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(2.3)					(2.3)
Adoption impact - Accounting Standards Update 2016-02				2.7				2.7
Balance at December 31, 2019	16.4	$0.2	$618.0	$(35.3)	$(33.1)	(0.3)	$(13.6)	$536.2
Net income (loss)				34.2				34.2
Other comprehensive income (loss)					(0.4)			(0.4)
Stock-based compensation			17.7					17.7
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(0.8)					(0.8)
Adoption impact - Accounting Standards Update 2016-13				(0.3)				(0.3)
Treasury stock purchases						(0.4)	(3.5)	(3.5)
Balance at December 31, 2020	16.6	$0.2	$634.9	$(1.4)	$(33.5)	(0.7)	$(17.1)	$583.1
Net income (loss)				144.6				144.6
Other comprehensive income (loss)					9.2			9.2
Stock-based compensation			7.4					7.4
Issuance of common stock, net of stock received for minimum tax withholdings	0.4	0.0	(8.5)					(8.5)
Treasury stock purchases						(1.7)	(100.0)	(100.0)
Balance at December 31, 2021	17.0	$0.2	$633.8	$143.2	$(24.3)	(2.4)	$(117.1)	$635.8

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions, print and publishing products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established on July 1, 2014 following the merger (the "Merger") of International Paper Company's xpedx distribution solutions business ("xpedx") and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. ("Unisource"). On July 2, 2014, Veritiv's common stock began regular-way trading on the New York Stock Exchange under the ticker symbol "VRTV". Veritiv operates from 115 distribution centers primarily throughout the United States ("U.S."), Canada and Mexico.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, revenue recognition, right-of-use ("ROU") asset and liability valuations, accounts and notes receivable valuations, inventory valuation, employee benefit plans, long-term incentive plans, income tax contingency accruals and valuation allowances, multi-employer pension plan ("MEPP") withdrawal liabilities, contingency accruals and goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

Primarily beginning in April 2020, the COVID-19 pandemic has affected our operational and financial performance to varying degrees. As a result of the COVID-19 pandemic, the Company could continue to experience impacts including, but not limited to, charges from potential adjustments of the carrying amount of accounts and notes receivables and inventory, asset impairment charges and deferred tax valuation allowances. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations, access to sources of liquidity and financial condition will depend on future developments. These developments, which are uncertain and difficult to predict, include, but are not limited to, the duration, spread and severity of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors, measures adopted by local and federal governments or health authorities in response to the pandemic, the availability, adoption and effectiveness of vaccines and to what extent normal economic and operating conditions can resume and be sustained. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession, downturn, or volatility or long-term changes in customer behavior. Estimates are revised as additional information becomes available.

Summary of Significant Accounting Policies

Revenue Recognition

Veritiv applies the five step model to assess its contracts with customers. The Company's revenue is reported as net sales and is measured as the determinable transaction price, net of any variable consideration (e.g., sales incentives and rights to return product) and any taxes collected from customers and remitted to governmental authorities. When the Company enters into a sales arrangement with a customer, it believes it is probable that it will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. When management cannot conclude collectability is probable for shipments to a particular customer, revenue associated with that customer is not recognized until cash is collected or management is otherwise able to establish that collectability is probable. As a normal business practice, Veritiv does not enter into contracts that require more than one year to complete or that contain significant financing components. See Note 2, Revenue Recognition and Credit Losses, for additional information regarding the Company's revenue recognition practices.

Purchase Incentives

Veritiv enters into agreements with suppliers that entitle Veritiv to receive rebates, allowances and other discounts based on the attainment of specified purchasing levels or sales to certain customers. Purchase incentives are recorded as a reduction to inventory and recognized in cost of products sold when the sale occurs. During the year ended December 31, 2021, approximately 28% of the Company's purchases were made from ten suppliers.

Distribution Expenses

Distribution expenses consist of storage, handling and delivery costs including freight to the Company's customers' destinations. Handling and delivery costs were $271.0 million, $273.6 million and $346.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Integration Expenses

Integration costs are expensed as incurred and include internally dedicated integration management resources, retention compensation, information technology conversion costs and other costs to integrate its businesses. See Note 4, Restructuring and Integration Charges, for additional information regarding the Company's integration activities.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with original maturities to the Company of three months or less to be cash equivalents, including investments in money market funds with no restrictions on withdrawals. The Company held no cash equivalents as of December 31, 2021. As of December 31, 2020, the Company's cash and cash equivalents included a $75.0 million investment in a money market fund that was highly liquid and qualified as a cash equivalent.

Trade Accounts Receivable, Notes Receivable and Related Allowances

The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) on January 1, 2020, using the required modified retrospective approach. Accordingly, 2019 has not been adjusted to conform to the new guidance. Upon adoption, the Company recorded a $0.3 million decrease to retained earnings as the cumulative effect adjustment from applying the standard.

Under Topic 326

The Company performs an assessment of its financial assets which consist primarily of accounts receivable and identifies pools (i.e., groups of similar assets within the accounts receivable portfolio) based on the Company’s internal risk ratings, geographical locations and historical loss information. The Company’s pools are classified by reportable segment, risk level and the geographical location of the Company’s customers. The risk characteristics of each segment are determined by the impact of economic and structural fluctuations that are specific to the industry sectors served by the Company, competition from other suppliers and the nature of the products and services provided to the Company’s customers. The Print and Publishing segments are faced with industry-wide decreases in demand for products and services due to the increasing use of e-commerce and other on-line product substitutions. The risk characteristics of the Facility Solutions segment include revenue declines and delinquency rates attributable to changes in the travel industry, constraints and restrictions for large venues, return-to-office and in-person school activities. The risk characteristics of the Packaging segment include changes in customer buying habits and product preferences. The Company considered the Packaging and Facility Solutions segments to be a single pool as they share similar risk characteristics.

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

Under prior guidance

Accounts receivable are recognized net of allowances. The allowance reflects the best estimate of losses inherent in the Company's accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence.

Inventories

The Company's inventories are primarily comprised of finished goods and predominantly valued at cost as determined by the last-in first-out ("LIFO") method. Such valuations are not in excess of market. Elements of cost in inventories include the purchase price invoiced by a supplier, plus inbound freight and related costs and reduced by estimated volume-based discounts and early pay discounts available from certain suppliers. Approximately 80% and 76% of inventories were valued using the LIFO method as of December 31, 2021 and 2020, respectively. If the first-in, first-out method had been used, total inventory balances would be increased by approximately $134.5 million and $93.2 million at December 31, 2021 and 2020, respectively.

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

Veritiv maintains some of its inventory on a consignment basis in which the inventory is physically located at the customer's premises or a third-party distribution center. Veritiv had $24.1 million and $20.5 million of consigned inventory as of December 31, 2021 and 2020, respectively, valued on a LIFO basis, net of reserves.

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

The following tables summarize the Company's property and equipment:

(in millions, except for estimated useful life)					As of December 31,
	Estimated Useful Life				2021	2020
Land, buildings and improvements	1	to	40	years	$94.6	$100.7
Machinery and equipment	3	to	15	years	156.1	164.9
Finance leases					112.2	111.8
Internal use software	3	to	5	years	122.8	188.6
CIP					9.6	4.6
Less: Accumulated depreciation and amortization					(332.4)	(375.9)
Property and equipment (net of accumulated depreciation and amortization)					$162.9	$194.7

Unamortized internal use software costs, including amounts recorded in CIP					$10.5	$24.6

	Year Ended December 31,
(in millions)	2021	2020	2019
Depreciation expense (1)	$36.6	$36.8	$33.5
Amortization expense - internal use software	13.9	16.1	15.0
Depreciation and amortization expense related to property and equipment	$50.5	$52.9	$48.5

(1) Includes depreciation expense for finance leases.
Leases

The Company determines if an arrangement is a lease at lease inception and reviews lease arrangements for finance or operating lease classification at their commencement date. Operating leases are reported as part of other non-current assets, other accrued liabilities and other non-current liabilities on the Consolidated Balance Sheets. Finance leases are reported as part of property and equipment and debt obligations on the Consolidated Balance Sheets. The Company does not include leases with a term of twelve months or less on the Consolidated Balance Sheets and does not separate lease and non-lease components for its delivery equipment leases. In order to value the ROU assets and related liabilities, the Company makes certain estimates and assumptions related to establishing the lease term, discount rates and variable lease payments (e.g., rent escalations tied to changes in the Consumer Price Index). The exercise of any lease renewal or asset purchase option is at the Company's sole discretion. The lease term for all of the Company's leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. Similar to a variable lease payment, certain delivery equipment leases include a provision for an amount the Company may be required to pay at the end of the lease for any residual value deficiency incurred by the lessor upon resale of the underlying asset. The Company uses the implicit rate of interest when it is available; however, as most of the Company's leases do not provide an implicit rate of interest, the Company uses its incremental borrowing rate based on information available at the lease commencement date in determining the discounted value of the lease payments. Lease expense and depreciation expense are recognized on a straight-line basis over the lease term, or for a finance lease, over the shorter of the life of the underlying asset or the lease term. The Company’s decisions to cease operations in certain warehouse facilities and retail locations leads to different accounting treatment depending upon whether the leased properties are considered abandoned versus properties that the Company has the intent and ability to sublease. Abandoned ROU assets are assessed for impairment based on estimates of undiscounted operating cash flows until the anticipated cease-use date and any remaining lease expense is accelerated through the anticipated cease-use date. Leases for which the Company has the intent and ability to sublease are assessed for impairment and any remaining ROU asset values are amortized over the shorter of the remaining useful lives of the assets or lease term. The intent and practical ability to sublease and estimates of future cash flows attributable to the sublease are assessed considering the terms of the lease agreement, certain market conditions, remaining lease terms and the time required to sublease the facility and other factors. See Note 3, Leases, for additional information related to the Company's leases.

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

The determination of defined benefit pension and postretirement plan obligations and their associated costs requires the use of actuarial computations to estimate participant plan benefits to which the employees will be entitled. The Company's significant assumptions in this regard include discount rates, rate of future compensation increases, expected long-term rates of return on plan assets, mortality rates and other factors. Each assumption is developed using relevant company experience in conjunction with market-related data. All actuarial assumptions are reviewed annually with third-party consultants and adjusted as necessary.

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

Long-Term Incentive Compensation Plans
The Company measures and records compensation expense for all long-term incentive compensation awards based on the respective plans' grant date fair values over the vesting periods of the awards. Forfeitures are recognized when they occur. Performance-based plans require the Company to make estimates of its long-term future performance. See Note 14, Long-Term Incentive Compensation Plans, for additional information.

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
See Note 10, Fair Value Measurements, for further details.

Foreign Currency

The assets and liabilities of the Company's foreign subsidiaries are translated from their respective local currencies to the U.S. dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying values of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive loss ("AOCL"). See Note 13, Shareholders' Equity, for the impacts of foreign currency translation adjustments on AOCL. The revenues and expenses of the foreign subsidiaries are translated using the monthly average exchange rates during the year. The gains or losses from foreign currency transactions are included in other (income) expense, net on the Consolidated Statements of Operations.

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

Recently Issued Accounting Standards

Recently Adopted Accounting Standards

Effective January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740). The standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The update also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The amendments in this update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The adoption did not materially impact the Company's financial statements and disclosures.

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

Effective January 1, 2022, the Company will adopt ASU 2021-10, Government Assistance (Topic 832). The standard increases the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on an entity's financial statements. The amendments in this update are effective for annual periods beginning after December 15, 2021. An entity should apply the amendments in this update either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2)

retrospectively to those transactions. Currently, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, estimated inventory returns were not significant.

A customer contract liability will arise when Veritiv has received payment for goods and services but has not yet transferred the items to a customer and satisfied its performance obligations. Veritiv records a customer contract liability for performance obligations outstanding related to payments received in advance for customer deposits on equipment sales and other sale arrangements requiring prepayment, which are included in accounts payable and other accrued liabilities on the Consolidated Balance Sheets. Veritiv expects to satisfy these remaining performance obligations and recognize the related revenues upon delivery of the goods and services to the customer's designated location within 12 months following receipt of the payment. Most equipment sales deposits are held for approximately 90 days and other sale arrangements requiring prepayment initially cover a 60 - 90 day period but can be renewed by the customer.

See the table below for a summary of the changes to the customer contract liabilities balance:

	Customer Contract Liabilities
(in millions)	2021	2020
Balance at January 1,	$12.2	$11.7
Payments received	52.2	53.2
Revenue recognized from beginning balance	(10.4)	(11.6)
Revenue recognized from current year receipts	(32.2)	(41.1)
Balance at December 31,	$21.8	$12.2

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

Historically, the Company's ten largest customers have generated approximately 10% - 15% of its consolidated annual net sales. Veritiv's principal markets are concentrated primarily across North America with net sales in the U.S., Canada and Mexico of approximately 86%, 11% and 2%, respectively. Veritiv evaluated the nature of the products and services provided to its customers as well as the nature of the customer and the geographical distribution of its customer base and determined that the best representative level of disaggregated revenue is the product category basis. The following is a brief description of the Company's four reportable segments, organized by major product category. This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category, which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as the Veritiv logistics solutions business which provides transportation and warehousing solutions.

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

Credit Losses and Other Allowances

When the Company enters into a sales arrangement with a customer, it believes it is probable that it will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. When management cannot conclude collectability is probable for shipments to a particular customer, revenue associated with that customer is not recognized until cash is collected or management is otherwise able to establish that collectability is probable. See Note 1, Business and Summary of Significant Accounting Policies, for additional information related to the Company's policy for credit losses.

The components of the accounts receivable allowances were as follows:

	As of December 31,
(in millions)	2021	2020
Allowance for credit losses	$23.7	$31.4
Other allowances (1)	10.7	10.2
Total accounts receivable allowances	$34.4	$41.6
(1) Includes amounts reserved for credit memos, customer discounts, customer short pays and other miscellaneous items.

Below is a rollforward of the Company's accounts receivable allowances. Accounts receivable are written-off when management determines they are uncollectible.

	Year Ended December 31,
(in millions)	2021	2020	2019
Balance at January 1,	$41.6	$43.8	$62.0
Add / (Deduct):
Provision for expected credit losses (1)	4.4	7.3	13.8
Net write-offs and recoveries	(13.1)	(6.5)	(29.5)
Other adjustments (2)	1.5	(3.0)	(2.5)
Balance at December 31,	$34.4	$41.6	$43.8
(1) For the year ended December 31, 2019, this represents the provision for doubtful accounts.
(2) Other adjustments represent amounts reserved for returns and discounts, foreign currency translation adjustments and reserves for certain customer accounts where revenue is not recognized because collectability is not probable, and may include accounts receivable allowances recorded in connection with acquisitions. The 2020 amount includes the impact of the Company's adoption of ASU 2016-13 on January 1, 2020.

Below are rollforwards of the Company’s allowance for credit losses:

	Packaging and Facility Solutions		Print - High Risk		Print - Medium/Low Risk
(in millions)	U.S.	Canada	U.S.	Canada	U.S.	Canada	Publishing(1)	Rest of world	Corporate & Other(1)	Total
Balance at December 31, 2020	$14.4	$0.5	$10.2	$0.7	$2.2	$0.0	$1.6	$1.0	$0.8	$31.4
Add / (Deduct):
Provision for expected credit losses	4.8	0.6	(1.7)	(0.1)	0.5	0.0	(0.1)	0.0	0.4	4.4
Write-offs charged against the allowance	(7.3)	(0.1)	(4.7)	(0.1)	(0.5)	—	(0.6)	0.0	(0.5)	(13.8)
Recoveries of amounts previously written off	0.7	—	0.0	0.0	0.0	—	—	—	0.0	0.7
Other adjustments(2)	—	0.0	2.4	0.0	(1.4)	0.0	—	0.0	—	1.0
Balance at December 31, 2021	$12.6	$1.0	$6.2	$0.5	$0.8	$0.0	$0.9	$1.0	$0.7	$23.7
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

The Company, under certain circumstances, enters into note receivable agreements with customers. Expected credit losses are recognized when collectability is uncertain; these losses are included in selling and administrative expenses on the Consolidated Statements of Operations. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $0.3 million, $5.1 million and $1.1 million, respectively, in the provision for expected credit losses related to these notes receivable. At December 31, 2021 and 2020, the Company held $0.5 million and $2.2 million, respectively, in notes receivable, the majority of which is reflected within other current assets on the Consolidated Balance Sheets.

3. LEASES

The Company leases certain property and equipment used for operations to limit its exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment. As of December 31, 2021, the Company operated from 115 distribution centers of which 109 were leased. These facilities are strategically located throughout the U.S., Canada and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions.

The Company's leased asset categories generally carry the following lease terms:

Real estate leases	3	to	10	years
Delivery equipment leases	3	to	8	years
Other non-real estate leases	3	to	5	years

See Note 1, Business and Summary of Significant Accounting Policies, for information regarding the Company's lease accounting policies.

The components of lease expense were as follows:

(in millions)		Year Ended December 31,
Lease Classification	Financial Statement Classification	2021	2020	2019
Short-term lease expense(1)	Operating expenses	$4.0	$2.3	$7.1

Operating lease expense(2)	Operating expenses	$100.9	$111.8	$113.9

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$14.7	$14.7	$10.8
Interest expense	Interest expense, net	2.8	3.0	2.3
Total finance lease expense		$17.5	$17.7	$13.1

Total Lease Cost		$122.4	$131.8	$134.1
(1) Short-term lease expense is comprised of expenses related to leases with a term of twelve months or less, which includes expenses related to month-to month leases.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were not significant for the years ended December 31,
2021, 2020 and 2019.

Supplemental balance sheets and other information were as follows:

(in millions, except weighted-average data)		As of December 31,
Lease Classification	Financial Statement Classification	2021	2020
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$375.6	$351.7

Operating lease obligations - current	Other accrued liabilities	$80.2	$81.9
Operating lease obligations - non-current	Other non-current liabilities	329.3	307.4
Total operating lease obligations		$409.5	$389.3

Weighted-average remaining lease term in years		6.2	6.1
Weighted-average discount rate		4.5%	4.7%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$66.3	$76.6

Finance lease obligations - current	Current portion of debt	$13.9	$13.4
Finance lease obligations - non-current	Long-term debt, net of current portion	58.9	68.9
Total finance lease obligations		$72.8	$82.3

Weighted-average remaining lease term in years		6.4	7.1
Weighted-average discount rate		3.7%	3.7%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Year Ended December 31,
Lease Classification	Financial Statement Classification	2021	2020	2019
Operating Leases:
Operating cash flows from operating leases	Operating activities	$103.3	$111.1	$109.5

Finance Leases:
Operating cash flows from finance leases	Operating activities	$2.8	$3.0	$2.3
Financing cash flows from finance leases	Financing activities	13.8	13.0	9.1

Lease Commitments

Future minimum lease payments at December 31, 2021 were as follows:

(in millions)	Finance Leases	Operating Leases(1)
2022	$16.4	$96.7
2023	14.0	82.3
2024	12.2	68.7
2025	11.3	58.3
2026	8.4	52.8
Thereafter	20.3	112.6
Total future minimum lease payments	82.6	471.4
Amount representing interest	(9.8)	(61.9)
Total future minimum lease payments, net of interest	$72.8	$409.5
(1) Future sublease income of $3.3 million is excluded from the operating leases amount in the table above.

Total future minimum lease payments at December 31, 2021 for finance and operating leases, including the amount representing interest, are comprised of $492.9 million for real estate leases and $61.1 million for non-real estate leases.

At December 31, 2021, the Company had committed to additional future obligations of approximately $31.5 million for real estate operating leases that have not yet commenced and therefore are not included in the table above. These leases are expected to commence within the next three months with an average lease term of approximately seven years. At December 31, 2021, the Company also committed to future obligations of approximately $0.6 million for delivery equipment finance leases that are expected to commence within the next three months with terms of eight years.

Upon the Company's adoption of ASU 2016-02 on January 1, 2019, it recognized an increase to retained earnings of $2.7 million, primarily driven by the derecognition of the unamortized gain from the prior sale of a property.

4. RESTRUCTURING AND INTEGRATION CHARGES

2020 Restructuring Plan

During the second quarter of 2020, the Company initiated a restructuring plan in response to the impact of the COVID-19 pandemic on its business operations and the ongoing secular changes in its Print and Publishing segments. During the fourth quarter of 2020, the Company expanded the initial plan to further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. The initial and expansion activities are collectively referred to as the "2020 Restructuring Plan." The 2020 Restructuring Plan includes (i) a reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, (ii) the closure of certain warehouse facilities and retail stores, (iii) adjustments to various compensation plans, (iv) repositioning of inventory to expand the Company's service radius and (v) other actions. The Company currently estimates it will incur total restructuring charges of between $70 million and $76 million in connection with the 2020 Restructuring Plan. Through December 31, 2021, the Company has incurred approximately $67.6 million in costs and charges, of which $15.4 million was incurred during the year ended December 31, 2021. Initial charges were incurred and recorded in June 2020. The 2020 Restructuring Plan was substantially complete as of December 31, 2021 with remaining charges to be incurred through the end of 2022.

Other direct costs reported in the tables below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives; costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals.

The following is a summary of the Company's 2020 Restructuring Plan liability activity:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2019	$—	$—	$—
Costs incurred	38.7	12.4	51.1
Payments	(23.3)	(5.5)	(28.8)
Balance at December 31, 2020	15.4	6.9	22.3
Costs incurred	2.1	10.4	12.5
Payments	(12.8)	(13.6)	(26.4)
Balance at December 31, 2021	$4.7	$3.7	$8.4

In addition to the costs incurred and payments shown in the table above, in December 2021 and 2020 the Company prepaid Other Direct Costs of $3.3 million and $8.1 million, respectively, of which $3.3 million and $7.0 million, respectively, remained as a component of other current assets on the Consolidated Balance Sheets at December 31, 2021 and 2020. During the year ended December 31, 2021, the Company recovered $0.2 million of the December 31, 2020 prepaid Other Direct Costs as a result of forfeited agreements. For the year ended December 31, 2021, the Company recognized non-cash gains of $3.9 million for lease terminations and retirement of assets.

Merger of xpedx and Unisource

As of December 31, 2019, the integration and restructuring plans related to the Merger were complete.

Integration Expenses

During the year ended December 31, 2019, Veritiv incurred costs and charges related primarily to: internally dedicated integration management resources, retention compensation, information technology conversion costs and other costs to integrate its businesses. The following table summarizes the components of integration expenses:

Year Ended December 31,
(in millions)	2019
Integration management	$10.4
Retention compensation	1.0
Information technology conversion costs	3.4
Other	2.7
Total integration expenses	$17.5

Veritiv Restructuring Plan: Merger Related

As part of the Merger, the Company executed a multi-year restructuring program of its North American operations intended to integrate the legacy xpedx and Unisource operations, generate cost savings and capture synergies across the combined company. The restructuring plan included initiatives to: (i) consolidate warehouse facilities in overlapping markets, (ii) improve efficiency of the delivery network, (iii) consolidate customer service centers, (iv) reorganize the field sales and operations functions and (v) restructure the corporate general and administrative functions. As part of its restructuring efforts, the Company evaluated its operations outside of North America to identify additional cost saving opportunities. Costs related to exiting a branded re-distribution business were included in restructuring charges, net, on the Consolidated Statements of Operations and totaled $10.8 million for the year ended December 31, 2019. Other direct costs reported in the table below include facility closing costs, actual and estimated MEPP withdrawal charges and other incidental costs associated with the development, communication, administration and implementation of these initiatives.

The following table presents a summary of restructuring charges, net, related to restructuring initiatives that were incurred during the year ended December 31, 2019 and the cumulative recorded amounts since the initiative began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other (non-cash portion)	Total
2019	$9.1	$20.3	$(0.6)	$28.8
Cumulative	32.4	90.5	(38.0)	84.9

The Company's Merger related restructuring liability as of December 31, 2021 was $22.2 million of which $18.8 million was related to MEPP withdrawal obligations that will be paid-out over an approximate 20-year period. The Company's Merger related restructuring liability as of December 31, 2020 was $24.0 million of which $20.0 million was related to MEPP withdrawal obligations. See Note 9, Employee Benefit Plans, for additional information regarding these MEPP transactions.

See Note 16, Segment and Other Information, for the impact these charges had on the Company's reportable segments.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2021 and 2020, the net goodwill balance of $99.6 million was allocated to the Company's Packaging reportable segment. There were no goodwill additions or impairments recognized during the years ended December 31, 2021, 2020 and 2019. Cumulatively, the Company has recognized non-cash pre-tax goodwill impairment charges for certain of its reportable segments as follows: Facility Solutions $1.9 million (in 2015) and for the Company’s logistics solutions business $6.1 million (in 2017).

Other Intangible Assets

The components of the Company's other intangible assets were as follows:

	December 31, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$67.7	$25.0	$42.7	$67.7	$20.3	$47.4
Trademarks/Trade names	3.8	3.8	—	3.8	3.8	—
Total	$71.5	$28.8	$42.7	$71.5	$24.1	$47.4

Upon retirement or full impairment of the intangible assets, the cost and related amount of accumulated amortization are eliminated from the asset and accumulated amortization accounts, respectively. The Company recorded amortization expense of $4.7 million, $4.8 million and $5.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Total
2022	$4.8
2023	4.8
2024	4.8
2025	4.8
2026	4.8

See Note 10, Fair Value Measurements, for additional information related to impairment assessments.

6. DEBT

The Company's debt obligations were as follows:

	As of December 31,
(in millions)	2021	2020
Asset-Based Lending Facility (the "ABL Facility")	$440.8	$520.2
Commercial card program	2.1	1.3
Finance leases	72.8	82.3
Total debt	515.7	603.8
Less: current portion of debt	(16.0)	(14.7)
Long-term debt, net of current portion	$499.7	$589.1

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

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of December 31, 2021, the available additional borrowing capacity under the ABL Facility was approximately $557.2 million. As of December 31, 2021, the Company held $11.0 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At December 31, 2021, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, a banker's acceptance rate or base rate plus a margin rate. For the years ended December 31, 2021, 2020 and 2019, the weighted-average borrowing interest rates were 1.8%, 2.9% and 3.4%, respectively.

In conjunction with the May 20, 2021 amendment to the ABL Facility, the Company incurred and deferred $3.3 million of new financing costs associated with the transaction, reflected in other non-current assets on the Consolidated Balance Sheet. In conjunction with the April 9, 2020 amendment to the ABL Facility, the Company recognized a one-time charge of $0.6 million to interest expense, net, on the Consolidated Statements of Operations, for the write-off of a portion of the previously deferred financing costs associated with lenders in the ABL Facility that exited the amended ABL Facility. In addition, the Company incurred and deferred $3.4 million of financing costs associated with the April 9, 2020 transaction, reflected in other non-current assets on the Consolidated Balance Sheet. These deferred costs will be amortized to interest expense on a straight-line basis over the new amended term of the ABL Facility. Interest expense, net on the Consolidated Statements of Operations included $1.5 million, $2.1 million and $2.6 million of amortization and write-off charges related to deferred financing fees for the years ended December 31, 2021, 2020 and 2019, respectively.

Finance Lease Obligations

See Note 3, Leases, for additional information regarding the Company's finance leases.

Interest Rate Cap

The Company's indebtedness under the ABL Facility creates interest rate risk. The Company actively monitors this risk with the objective to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in the interest rate. As of and for the years ended December 31, 2021, 2020 and 2019, the Company held one interest rate cap for which impacts on the Company's financial results were not significant.

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

Commercial Card Program

The Company has a commercial purchasing card program that is used for business purpose purchasing and must be paid in-full monthly. At December 31, 2021, the card carried a maximum credit limit of $37.5 million. At December 31, 2021 and 2020, $2.1 million and $1.3 million, respectively, was outstanding on the commercial card. The net change in the outstanding balance is included in other financing activities on the Consolidated Statements of Cash Flows.

7. INCOME TAXES

The Company is subject to federal, state and local income taxes in the U.S., as well as income taxes in Canada, Mexico and other foreign jurisdictions. The domestic (U.S.) and foreign components of the Company's income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Domestic (U.S.)	$173.9	$30.8	$(50.5)
Foreign	23.6	12.2	21.7
Income (loss) before income taxes	$197.5	$43.0	$(28.8)

Income tax expense (benefit) on the Consolidated Statements of Operations consisted of the following:

	Year Ended December 31,
(in millions)	2021	2020	2019
Current Provision:
U.S. Federal	$32.7	$4.7	$0.7
U.S. State	8.5	3.9	0.5
Foreign	2.5	2.0	2.2
Total current income tax expense	$43.7	$10.6	$3.4

Deferred, net:
U.S. Federal	$3.9	$(2.6)	$(4.8)
U.S. State	1.5	(0.4)	0.0
Foreign	3.8	1.2	2.1
Total deferred, net	$9.2	$(1.8)	$(2.7)
Provision for income tax expense	$52.9	$8.8	$0.7

Reconciliation between the federal statutory rate and the effective tax rate is as follows (see Note 8, Related Party Transactions, for additional information related to the Tax Receivable Agreement ("TRA")):

	Year Ended December 31,
(in millions)	2021	2020	2019
Income (loss) before income taxes	$197.5	$43.0	$(28.8)
Statutory U.S. income tax rate	21.0%	21.0%	21.0%
Tax expense (benefit) using statutory U.S. income tax rate	$41.5	$9.0	$(6.0)
Foreign income tax rate differential	1.3	0.6	0.6
State tax (net of federal benefit)	8.8	2.6	0.3
Non-deductible expenses	3.5	2.3	2.4
Global Intangible Low Taxed Income	1.8	(1.5)	2.8
Foreign-Derived Intangible Income	(1.5)	—	—
TRA	—	(3.7)	(0.1)
Tax credits	(2.8)	(1.9)	(1.1)
Impact of CARES Act	—	(2.4)	—
Stock compensation vesting	(1.0)	2.1	1.3
Change in valuation allowance - Foreign	0.2	—	0.3
Foreign taxes	1.2	1.6	0.9
Bad debt	—	—	(0.9)
Other	(0.1)	0.1	0.2
Income tax provision	$52.9	$8.8	$0.7
Effective income tax rate	26.8%	20.5%	(2.4)%

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020 and makes significant economic stimulus changes and additional changes to the U.S. tax code, including, but not limited to, allowing the carryback of net operating losses ("NOLs" or "NOL") occurring in 2018, 2019 and 2020 to the prior five years and eliminating the taxable income limitation, changes to the interest expense limitation, a technical correction for qualified improvement property depreciation and providing additional employee retention credits.

Components of deferred income tax assets and liabilities were as follows:

	As of December 31,
	2021		2020
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Deferred income tax assets:
Accrued compensation	$41.8	$0.0	$39.4	$3.6
Finance leases	8.9	9.4	10.8	9.9
Lease obligations	91.2	15.6	90.2	12.1
Net operating losses and credit carryforwards	23.7	1.1	27.8	4.6
Allowance for credit losses and doubtful accounts, respectively	9.5	0.2	12.3	0.2
Other	5.4	1.0	8.3	1.0
Gross deferred income tax assets	180.5	27.3	188.8	31.4
Less valuation allowance	(0.1)	(1.1)	(1.3)	(1.0)
Total deferred tax asset	$180.4	$26.2	$187.5	$30.4

Deferred income tax liabilities:
Property and equipment, net	$(20.1)	$(8.4)	$(26.6)	$(8.8)
Lease assets	(84.6)	(14.9)	(82.9)	(11.6)
Inventory reserve	(20.5)	—	(17.9)	—
Other	(11.0)	—	(10.1)	—
Total deferred tax liability	$(136.2)	$(23.3)	$(137.5)	$(20.4)
Net deferred income tax asset	$44.2	$2.9	$50.0	$10.0

Deferred income tax asset valuation allowance is as follows:

(in millions)	U.S.	Non-U.S.	Total
Balance at December 31, 2019	$2.4	$2.4	$4.8
Additions	—	—	—
Subtractions	(1.1)	(1.6)	(2.7)
Currency translation adjustments	—	0.2	0.2
Balance at December 31, 2020	1.3	1.0	2.3
Additions	—	0.2	0.2
Subtractions	(1.2)	—	(1.2)
Currency translation adjustments	—	(0.1)	(0.1)
Balance at December 31, 2021	$0.1	$1.1	$1.2

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

In general, it is the practice and intention of Veritiv to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2021, Veritiv's tax basis exceeded its financial reporting basis in certain investments in non-U.S. subsidiaries. The Company does not believe these temporary differences will reverse in the foreseeable future and, therefore, no deferred tax asset has been recognized with respect to these basis differences. Additionally, no deferred tax liability has been recognized for income and withholding tax liabilities associated with investments in non-U.S. subsidiaries where book basis exceeds tax basis. The amount of such temporary differences totaled approximately $20.3 million as of

December 31, 2021. The income and withholding tax liability associated with these temporary differences is not significant.

Veritiv applies a "more likely than not" threshold to the recognition and de-recognition of uncertain tax positions. A change in judgment related to prior years' uncertain tax positions is recognized in the period of such change.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. Total gross unrecognized tax benefits as of December 31, 2021, 2020 and 2019, as well as activity within each of the years, was not material.

In the U.S., Veritiv is generally subject to examination by the IRS for fiscal years 2016 and later and certain states for fiscal years 2017 and later; however, it may be subject to IRS and state tax authority adjustments for years prior to 2016 to the extent of losses or other tax attributes carrying forward from the earlier years. Veritiv Canada remains subject to examination by the Canadian Revenue Agency and certain provinces for fiscal years 2017 and later.

As of December 31, 2021, Veritiv has federal, state and foreign income tax NOLs available to offset future taxable income of $99.4 million, $62.6 million and $4.9 million, respectively. Federal NOLs begin expiring in 2024. State and foreign NOLs will expire at various dates from 2022 through 2041, with the exception of certain foreign NOLs that do not expire but instead have a full valuation allowance.

8. RELATED PARTY TRANSACTIONS

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

In conjunction with the Merger, Veritiv and the UWWH Stockholder executed the TRA. The TRA set forth the terms by which Veritiv was generally obligated to pay the UWWH Stockholder an amount equal to 85% of the U.S. federal, state and Canadian income tax savings, if any, that Veritiv actually realized as a result of the utilization of Unisource's NOLs attributable to taxable periods prior to the date of the Merger. In January 2020 and 2019, Veritiv paid $0.3 million and $8.1 million, respectively, in principal and interest, to the UWWH Stockholder for the utilization of pre-merger NOLs in its 2018 and 2017 federal and state tax returns, respectively. In December 2020, the Company and the UWWH Stockholder agreed to settle the TRA. The Company paid the UWWH Stockholder a total of $12.0 million in settlement of all past and future liabilities that would have been owed under the TRA and the parties agreed to a mutual release of claims under the TRA. See Note 10, Fair Value Measurements, for additional information regarding the TRA.

The Company considers its stockholders that own more than 10.0% of its outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As a result of the Merger and related private placement, Georgia-Pacific LLC ("Georgia-Pacific"), as joint owner of the UWWH Stockholder, qualified as a related party. Effective with the November 19, 2020 sale of the Company's common stock by the UWWH Stockholder, Georgia-Pacific was no longer treated as a related party. The UWWH Stockholder beneficially owned 8.7% of Veritiv's outstanding common stock as of December 31, 2020.

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. The following table summarizes the financial impact of the transactions with Georgia-Pacific during the prior year period when it was considered a related party:

	Year Ended December 31,
(in millions)	2020	2019
Sales to Georgia-Pacific, reflected in net sales	$19.7	$23.4
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	55.6	85.2

9. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

Veritiv sponsors qualified defined contribution plans covering its employees in the U.S. and Canada. The defined contribution plans allow eligible employees to contribute a portion of their eligible compensation (including salary and annual incentive plan bonus) to the plans and Veritiv makes matching contributions to participant accounts on a specified percentage of employee deferrals as determined by the provisions of each plan. During the years ended December 31, 2021, 2020 and 2019 Veritiv's contributions to these plans totaled $16.2 million, $9.3 million and $19.9 million, respectively. As part of the Company's cost-saving actions taken due to the COVID-19 pandemic, the Company's matching contributions for all salaried employees not covered by collective bargaining agreements were suspended effective May 1, 2020 and were resumed effective January 1, 2021.

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

The liabilities associated with these plans are summarized in the table below.

	As of December 31,
(in millions)	2021	2020
Other accrued liabilities	$4.0	$4.1
Other non-current liabilities	19.3	19.7
Total liabilities	$23.3	$23.8

Defined Benefit Plans

At December 31, 2021 and 2020, Veritiv did not maintain any open defined benefit plans for its non-union employees. Veritiv maintains an open defined benefit pension plan in the U.S. for employees covered by certain collectively bargained agreements. Veritiv also assumed responsibility for Unisource's defined benefit plans, which include frozen cash balance accounts for certain former Unisource employees.

Effective December 1, 2021, the Company divided the U.S. Veritiv Pension Plan by establishing a new Veritiv Hourly Pension Plan to provide benefits to certain employees who were accruing a benefit under the U.S Veritiv Pension Plan pursuant to the terms of a collective bargaining agreement. Veritiv currently has the intent to subsequently terminate and settle the U.S. Veritiv Pension Plan. The Veritiv Hourly Pension Plan will remain open.

Benefit Obligations and Funded Status

The following table provides information about Veritiv's U.S. and Canadian defined benefit pension plans and Supplemental Executive Retirement Plans ("SERP"):

	Year Ended December 31,
	2021		2020
(in millions)	U.S.	Canada	U.S.	Canada
Accumulated benefit obligation, end of year	$68.0	$82.9	$68.6	$89.0

Change in projected benefit obligation:
Benefit obligation, beginning of year	$68.6	$95.3	$65.4	$87.6
Service cost	1.3	0.4	1.3	0.4
Interest cost	1.0	2.0	1.6	2.4
Actuarial (gain) loss	1.7	(5.7)	4.3	7.4
Benefits paid	(0.6)	(4.6)	(0.4)	(4.6)
Settlements	(4.0)	—	(3.6)	—
Foreign exchange adjustments	—	0.4	—	2.1
Projected benefit obligation, end of year	$68.0	$87.8	$68.6	$95.3

Change in plan assets:
Plan assets, beginning of year	$63.4	$82.0	$59.2	$77.8
Employer contributions	0.0	0.3	0.1	0.4
Investment returns	6.9	11.1	8.9	6.7
Benefits paid	(0.6)	(4.6)	(0.4)	(4.6)
Administrative expenses paid	(0.7)	—	(0.8)	—
Settlements	(4.0)	—	(3.6)	—
Foreign exchange adjustments	—	0.2	—	1.7
Plan assets, end of year	$65.0	$89.0	$63.4	$82.0
Funded status, end of year	$(3.0)	$1.2	$(5.2)	$(13.3)

Balance Sheet Positions

	As of December 31,
	2021		2020
(in millions)	U.S.	Canada	U.S.	Canada

Non-current assets	$—	$5.7	$—	$—
Other accrued liabilities	(0.1)	(0.2)	(0.1)	(0.2)
Defined benefit pension obligations	(2.9)	(4.3)	(5.1)	(13.1)
Net asset (liability) recognized	$(3.0)	$1.2	$(5.2)	$(13.3)

Amounts included in AOCL - net actuarial (gain) loss, net of tax	$(0.5)	$(0.5)	$0.2	$8.9

Net Periodic Cost

Total net periodic benefit cost (credit) associated with the defined benefit pension and SERP plans is summarized below:

	Year Ended December 31,
	2021		2020		2019
(in millions)	U.S.	Canada	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$2.1	$0.4	$2.1	$0.4	$1.9	$0.3

Interest cost	$1.0	$2.0	$1.6	$2.4	$2.1	$2.9
Expected return on plan assets	(4.3)	(4.1)	(3.9)	(3.9)	(3.4)	(3.7)
Settlement loss	0.0	0.2	0.0	0.1	—	—
Amortization of net loss	—	0.2	0.0	0.2	—	0.2
Total other components	$(3.3)	$(1.7)	$(2.3)	$(1.2)	$(1.3)	$(0.6)
Net periodic benefit cost (credit)	$(1.2)	$(1.3)	$(0.2)	$(0.8)	$0.6	$(0.3)

Changes to funded status recognized in other comprehensive (income) loss:
Net (gain) loss during year, net of tax	$(0.7)	$(9.4)	$(0.5)	$3.4	$(4.7)	$0.8
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

The following tables present Veritiv's plan assets using the fair value hierarchy which is reconciled to the amounts presented for the total pension benefit plan assets:

	As of December 31, 2021			As of December 31, 2020
(in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Investments – U.S.:
Equity securities	$3.3	$3.3	$—	$35.2	$35.2	$—
Fixed income securities	31.5	31.5	—	23.8	23.8	—
Hedge Fund-of-Funds	4.2	—	4.2	3.8	—	3.8
Cash and short-term securities	26.0	26.0	—	0.6	0.6	—
Total	$65.0	$60.8	$4.2	$63.4	$59.6	$3.8

	As of December 31, 2021		As of December 31, 2020
(in millions)	Total	Level 1	Total	Level 1
Investments – Canada:
Cash and short-term securities	$0.7	$0.7	$1.1	$1.1
Investments measured at NAV:
Equity securities	61.9		53.9
Fixed income securities	26.4		27.0
Total	$89.0	$0.7	$82.0	$1.1

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

The weighted-average asset allocations of invested assets within Veritiv's defined benefit pension plans were as follows:

As of December 31, 2021			Asset Allocation Range
(in millions)	U.S.	Canada	U.S.			Canada
Equity securities	$3.3	$61.9	0%	-	15%	50%	-	70%
Fixed income securities	31.5	26.4	45%	-	55%	30%	-	50%
Hedge Fund-of-Funds	4.2	—	0%	-	10%	—%	-	—%
Cash and short-term securities	26.0	0.7	35%	-	45%	0%	-	5%
Total	$65.0	$89.0

As of December 31, 2020			Asset Allocation Range
(in millions)	U.S.	Canada	U.S.			Canada
Equity securities	$35.2	$53.9	45%	-	60%	50%	-	70%
Fixed income securities	23.8	27.0	30%	-	50%	30%	-	50%
Hedge Fund-of-Funds	3.8	—	0%	-	10%	—%	-	—%
Cash and short-term securities	0.6	1.1	0%	-	5%	0%	-	5%
Total	$63.4	$82.0

Veritiv's current U.S. investment objectives reflect a recent realignment of the investment strategy to better address the separate needs of the legacy plan and the newly established Veritiv Hourly Pension Plan. The investment objective of the assets remaining in the legacy Veritiv Pension Plan is primarily to reduce the effects of volatility on the fair value of pension assets relative to pension obligations by investing a majority of plan assets in high quality fixed income securities and cash equivalents in preparation for the currently intended plan termination. The investment objective of the assets that will be moved to the Veritiv Hourly Pension Plan include maximizing long-term returns at acceptable risk levels, diversifying among asset classes, as applicable, and among investment managers as well as establishing certain risk parameters within asset classes. Total returns are compared to the weighted-average return of a benchmark mix of investments. Individual fund investments are compared to historical three year, five year and ten year returns achieved by funds with similar investment objectives. Investment performance is evaluated at least quarterly.

Veritiv's current Canada investment objectives include maximizing long-term returns at acceptable risk levels, diversifying among asset classes, as applicable, and among investment managers as well as establishing certain risk parameters within asset classes. Veritiv's pension investment strategy is to reduce the effects of future volatility on the fair value of pension assets relative to pension obligations by increasing the allocation to high quality, longer-term fixed income securities and reducing the allocation to equity investments as the funded status improves. Total returns are compared to the weighted-average return of a benchmark mix of investments. Individual fund investments are compared to historical three year, five year and ten year returns achieved by funds with similar investment objectives. Investment performance is evaluated at least quarterly.

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

The following table presents significant weighted-average assumptions used in computing the benefit obligations:

	As of December 31,
	2021		2020		2019
	U.S.	Canada	U.S.	Canada	U.S.	Canada
Discount rate	2.54%	2.95%	2.15%	2.50%	2.98%	3.10%
Rate of compensation increases	N/A	3.00%	N/A	3.00%	N/A	3.00%

The following table presents significant weighted-average assumptions used in computing net periodic benefit cost (credit):

	Year Ended December 31,
	2021		2020		2019
	U.S.	Canada	U.S.	Canada	U.S.	Canada
Discount rate	2.13%	2.50%	2.98%	3.10%	4.01%	3.90%
Rate of compensation increases	N/A	3.00%	N/A	3.00%	N/A	3.00%
Expected long-term rate of return on assets	7.15%	5.00%	7.15%	5.25%	7.15%	5.50%
Interest crediting rate	1.43%	N/A	2.73%	N/A	5.00%	N/A

Cash Flows

Veritiv expects to contribute $0.2 million and $0.4 million to its U.S. and Canadian defined benefit pension and SERP plans, respectively, during 2022. Future benefit payments under the defined benefit pension and SERP plans are estimated as follows:

(in millions)	U.S.	Canada
2022	$5.4	$3.1
2023	4.4	3.2
2024	4.2	3.4
2025	4.3	3.6
2026	4.3	3.7
2027 – 2031	19.5	20.9

MEPPs

Veritiv's contributions to MEPPs, excluding the payment of any withdrawal liabilities, were $1.7 million, $2.0 million and $2.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. It is reasonably possible that changes to Veritiv employees covered under these plans might result in additional contribution obligations. Any such obligations would be governed by the specific agreement between Veritiv and any such plan. Veritiv's contributions did not represent more than 5% of total contributions to any MEPPs for the plan years in which Forms 5500 were available. At the date these Consolidated Financial Statements were issued, Forms 5500 were not available for the plan year ended in 2021.

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

The Company records an estimated undiscounted charge when it becomes probable that it has incurred a MEPP withdrawal liability. Final charges for MEPP withdrawals are not known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determination. Charges not related to the Company's restructuring efforts are recorded as distribution expenses. Initial amounts are recorded as other non-current liabilities on the Consolidated Balance Sheets.

See the table below for a summary of the net withdrawal charges and the year-end balance sheet liability positions:

	Year Ended December 31,
(in millions)	Restructuring charges, net	Distribution expenses	Total Net Charges
2021	$—	$0.5	$0.5
2020	—	7.2	7.2
2019	1.5	6.6	8.1

	As of December 31,
(in millions)	Other accrued liabilities	Other non-current liabilities
2021	$1.8	$41.4
2020	1.8	42.7

During the fourth quarter of 2021, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a complete withdrawal from the Minneapolis Food Distributors Ind Pension Plan to take effect on July 31, 2022 and recognized an estimated complete withdrawal liability of $0.5 million as of December 31, 2021. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity. As of December 31, 2021, the Company has not yet received the determination letter for the complete withdrawal from the Minneapolis Food Distributors Ind Pension Plan. The Company expects that payments will occur over an approximate 3-year period.

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

During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Fund and recognized an estimated partial withdrawal liability of $6.5 million in distribution expenses, as it was not related to a restructuring activity. Also during the second quarter of 2019, Veritiv recognized an estimated complete withdrawal liability of $1.8 million in restructuring charges, net related to the closing of its Philadelphia, Pennsylvania location for those employees who participated in the Warehouse Employees Local Union 169 and Employer's Joint Pension Trust MEPP ("Local 169 MEPP"). In the fourth quarter of 2019, Veritiv received the estimated determination letter from the Local 169 MEPP assessing a complete withdrawal liability of $1.8 million, which was equal to the amount recognized during the second quarter of 2019 and is payable in 80 quarterly installments beginning in December 2019.

As of December 31, 2021, the Company has not yet received the determination letters for the partial and subsequent full withdrawal from the Western Pennsylvania Fund. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively.

Veritiv's participation in the MEPPs for the year ended December 31, 2021, is outlined in the table below. The "EIN" and "Pension Plan Number" columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The Pension Protection Act zone listed below is based on the latest information Veritiv received from the plan and is certified by the plan's actuary. Plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. There were no changes in the status of any zones based on the information provided to Veritiv during 2021. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s). Contributions in the table below, for the years ended December 31, 2021, 2020 and 2019, exclude $1.8 million, $1.9 million and $2.0 million, respectively, related to payments made for accrued withdrawal liabilities.

Pension Fund	EIN	Pension Plan Number	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented	Veritiv's Contributions			Surcharge Imposed	Expiration Date(s) of Collective Bargaining Agreement(s)
					2021	2020	2019
Western Conference of Teamsters Pension Trust Fund (1)	91-6145047	001	Green	No	$0.9	$1.1	$1.3	No	9/30/2021 - 10/31/2023
Teamsters Pension Plan of Philadelphia & Vicinity	23-1511735	001	Yellow	Implemented	0.4	0.4	0.4	Yes	7/31/2022
Western Pennsylvania Teamsters and Employers Pension Plan	25-6029946	001	Red	Implemented	—	0.1	0.2	Yes	Partial exit during 2019; complete exit during 2020
Contributions for individually significant plans					1.3	1.6	1.9
Contributions to other multi-employer plans					0.4	0.4	0.5
Total contributions					$1.7	$2.0	$2.4
(1) As of December 31, 2021, there were eight collective bargaining units participating in the Western Conference of Teamsters Pension Trust. As of
December 31, 2021, four were then in negotiations.

10. FAIR VALUE MEASUREMENTS

At December 31, 2021 and 2020, the carrying amounts of cash and cash equivalents, receivables, payables, other components of other current assets and other accrued liabilities, and the short-term debt associated with the commercial card program approximate their fair values due to the short maturity of these items. Cash and cash equivalents may include highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash.

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

Goodwill and Other Intangibles

The fair value analyses used for the determination of goodwill and intangible asset impairments, as described in Note 1, Business and Summary of Significant Accounting Policies, relied upon both Level 2 data (publicly observable data such as market interest rates, the Company's stock price, the stock prices of peer companies and the capital structures of peer companies) and Level 3 data (internal data such as the Company's operating and cash flow projections).

Goodwill is reviewed for impairment on a reporting unit basis annually as of October 1st or more frequently when indicators are present or changes in circumstances suggest that the carrying amount of the asset may not be recoverable. The Company performed a quantitative goodwill impairment test during the fourth quarter of 2021 and 2020, which required a determination of whether the fair value of the reporting unit was less than its carrying value. The determination of the reporting unit's fair value was based on an income approach that utilized discounted cash flows and required management to make significant assumptions and estimates related to the forecasts of future revenues, profit margins and discount rates. The principal assumptions utilized, all of which are considered Level 3 inputs under the fair value hierarchy, are subject to various risks and uncertainties. As a result of the respective quantitative goodwill impairment tests, no goodwill impairment was indicated or recorded. The continuing impact of the COVID-19 pandemic on estimated future cash flows is uncertain and will largely depend on the outcome of future events. The Company will perform additional goodwill impairment testing when indicators are present or changes in circumstances suggest the carrying amount of the asset may not be recoverable and a triggering event has occurred.

Other Assets

At December 31, 2021 and 2020, the Company had assets-held-for-sale of $1.2 million and $0.4 million, respectively. These assets are included, at the lower of their carrying value or fair value, in other current assets on the Consolidated Balance Sheets. During the second and third quarters of 2021, the Company sold two properties and recognized gains totaling approximately $4.6 million related to the exit and sale of those facilities, of which approximately $1.7 million is included in selling and administrative expenses and approximately $2.9 million is included in restructuring charges, net on the Consolidated Statements of Operations. During the third and fourth quarters of 2020, the Company sold two properties and recognized gains totaling approximately $8.3 million related to the exit and sale of those facilities, which are included in selling and administrative expenses on the Consolidated Statements of Operations.

The Company has on occasion recognized minor impairments when warranted as part of its normal review of long-lived assets. Based on the underlying nature of each item, these impairment charges may be reported as restructuring charges, net or selling and administrative expenses on the Consolidated Statements of Operations. Total long-lived asset impairments for the years ended December 31, 2021, 2020 and 2019 were $0.5 million, $0.5 million and none, respectively.

At December 31, 2021 and 2020, the pension plan assets were primarily comprised of mutual funds and pooled funds. The underlying investments of these funds were valued using either quoted prices in active markets or valued as of the most recent trade date. See Note 9, Employee Benefits Plans, for additional information regarding the Company's pension plans.

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

The following table provides a summary of the TRA contingent liability activity:

(in millions)	TRA Contingent Liability
Balance at December 31, 2019	$31.4
Change in fair value adjustment recorded in other (income) expense, net	(19.1)
Principal payment	(12.3)
Balance at December 31, 2020	$—

AAC Contingent Consideration

On August 31, 2017 (the "Acquisition Date"), Veritiv completed its acquisition of 100% of the equity interests in various AAC entities. The purchase price allocation for the acquisition of AAC included $22.2 million for the estimated fair value of contingent consideration. The maximum amount payable for the contingent consideration was $50.0 million, with up to $25.0 million payable at each of the first and second anniversaries of the Acquisition Date. The Company paid $20.0 million on December 11, 2019 for contingent consideration earned as of the second anniversary of the Acquisition Date. During the first quarter of 2020, the Company recognized an additional charge of $1.0 million and on March 19, 2020, the Company paid $3.5 million to the sellers of AAC in full satisfaction of the contingent liability.

11. SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Other Current Assets

The components of other current assets as of December 31 were as follows:

(in millions)	2021	2020
Rebates receivable	$59.3	$44.5
Prepaid expenses	44.2	46.9
Value Added Tax receivable	11.9	11.1
Vendor Deposits	8.2	5.3
Other	9.1	11.7
Other current assets	$132.7	$119.5

Other Non-Current Assets

The components of other non-current assets as of December 31 were as follows:

(in millions)	2021	2020
Operating lease right-of-use assets	$375.6	$351.7
Investments in real estate joint ventures	7.7	7.3
Deferred financing costs	7.3	5.4
Other	17.8	13.9
Other non-current assets	$408.4	$378.3

Accrued Payroll and Benefits

The components of accrued payroll and benefits as of December 31 were as follows:

(in millions)	2021	2020
Accrued incentive plans	$60.1	$43.9
Accrued payroll and related taxes	28.7	16.6
Accrued commissions	17.9	17.1
Other	3.3	3.0
Accrued payroll and benefits	$110.0	$80.6

Other Accrued Liabilities

The components of other accrued liabilities as of December 31 were as follows:

(in millions)	2021	2020
Operating lease obligations - current	$80.2	$81.9
Accrued customer incentives	23.5	20.0
Accrued taxes	17.8	18.8
Accrued freight	12.3	7.8
Accrued professional fees	5.4	1.6
Other	46.5	52.1
Other accrued liabilities	$185.7	$182.2

Other Non-Current Liabilities

The components of other non-current liabilities as of December 31 were as follows:

(in millions)	2021	2020
Operating lease obligations - non-current	$329.3	$307.4
MEPP withdrawals	41.4	42.7
Deferred compensation	19.3	19.7
Other	32.1	25.4
Other non-current liabilities	$422.1	$395.2

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

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations is as follows:

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019

Numerator:
Net income (loss)	$144.6	$34.2	$(29.5)

Denominator:
Weighted-average shares outstanding – basic	15.22	15.96	16.06
Weighted-average shares outstanding – diluted	16.05	16.48	16.06

Earnings (loss) per share:
Basic	$9.50	$2.14	$(1.84)
Diluted	$9.01	$2.08	$(1.84)

Antidilutive stock-based awards excluded from computation of diluted earnings per share	0.00	0.28	1.17
Performance stock-based awards excluded from computation of diluted earnings per share because performance conditions had not been met	0.00	0.08	0.33

In accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units ("RSUs"), Performance Share Units ("PSUs"), Market Condition Performance Share Units ("MCPSUs") and/or non-employee director grants (grants not deferred) vested during those periods. The net share issuance is included on the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019. The related cash flow impacts are included in financing activities on the Consolidated Statements of Cash Flows.

See the table below for information related to these transactions:

	Year Ended December 31,
(in millions)	2021	2020	2019
Shares issued	0.6	0.3	0.3
Shares recovered for minimum tax withholding	(0.2)	(0.1)	(0.1)
Net shares issued	0.4	0.2	0.2

13. SHAREHOLDERS' EQUITY

Common Stock

Shares Authorized and Outstanding: At December 31, 2021 and 2020, the Company had authorized 100.0 million shares of common stock with a par value of $0.01.

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

Other Rights: Each holder of common stock shall be entitled to share equally, subject to any rights and preferences of the preferred stock (as fixed by resolutions, if any, of Veritiv's Board of Directors), in the assets of the Company available for distribution, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of Veritiv, or upon any distribution of the assets of the Company.

Preferred Stock

Subject to the provisions of the Amended and Restated Certificate of Incorporation, the Board of Directors of Veritiv is authorized to provide for the issuance of up to 10.0 million shares of preferred stock in one or more series. The Board of Directors may fix the number of shares constituting any series and determine the designation of the series, the dividend rates, rights of priority of dividend payment, the voting powers (if any) of the shares of the series, and the preferences and relative participating, optional and other rights, if any, and any qualifications, limitations or restrictions, applicable to the shares of such series. No preferred stock was issued and outstanding as of December 31, 2021 and 2020.

Treasury Stock

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50 million share repurchase program, the 2021 Share Repurchase Program, which was increased to $100 million in May 2021. The 2021 Share Repurchase Program replaced the $25 million share repurchase authorization previously approved by the Board of Directors in March 2020 (the "2020 Share Repurchase Program") and may be suspended, terminated, increased or decreased by the Board at any time. Under the repurchase authorization, the Company may, from time to time, purchase shares of its common stock through open market purchases, privately negotiated transactions, accelerated repurchase programs, tender offers or otherwise, in accordance with all applicable securities laws and regulations.

During the year ended December 31, 2021, the Company repurchased 1,734,810 shares of its common stock at a cost of $100 million under its 2021 Share Repurchase Program. During the first quarter of 2020, the Company repurchased 383,972 shares of its common stock at a cost of $3.5 million under its 2020 Share Repurchase Program, prior to its suspension as of March 27, 2020.

Accumulated Other Comprehensive Loss (AOCL)

Comprehensive income (loss) is reported on the Consolidated Statements of Comprehensive Income (Loss) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income (loss).

The following table provides the components of AOCL (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2019	$(26.6)	$(6.2)	$(0.3)	$(33.1)
Unrealized net gains (losses) arising during the period	2.1	(3.9)	(0.1)	(1.9)
Amounts reclassified from AOCL	0.3	1.0	0.2	1.5
Net current period other comprehensive income (loss)	2.4	(2.9)	0.1	(0.4)
Balance at December 31, 2020	(24.2)	(9.1)	(0.2)	(33.5)
Unrealized net gains (losses) arising during the period	(1.2)	10.1	0.0	8.9
Amounts reclassified from AOCL	0.2	0.0	0.1	0.3
Net current period other comprehensive income (loss)	(1.0)	10.1	0.1	9.2
Balance at December 31, 2021	$(25.2)	$1.0	$(0.1)	$(24.3)

14. LONG-TERM INCENTIVE COMPENSATION PLANS

Veritiv Omnibus Incentive Plan

The 2014 Plan provides for the grant of stock, Deferred Share Units ("DSUs"), RSUs, PSUs, Market Condition Performance Share Units and cash-based Performance-Based Units ("PBUs"), among other awards. A total of 3.1 million shares of Veritiv common stock may be issued under the 2014 Plan subject to certain adjustment provisions. As of December 31, 2021, there were approximately 1.0 million shares available to be granted to any employee, director or consultant of Veritiv or a subsidiary of Veritiv. Grants are made at the discretion of the Compensation and Leadership Development Committee of the Company's Board of Directors. For awards granted in 2021 and 2020, the Compensation and Leadership Development Committee approved cash-based grants in lieu of equity-based PSU and MCPSU grants.

Stock

The Company made grants of common stock in 2021, 2020 and 2019 to its non-employee directors. The stock grants were fully vested and non-forfeitable as of the grant dates. The non-employee directors were eligible to defer receipt of the awards under the Veritiv Deferred Compensation Savings Plan, a nonqualified plan. The Company recognized $1.1 million, $1.0 million and $1.0 million in expense related to these grants for the years ended December 31, 2021, 2020 and 2019 respectively.

Deferred Share Units

The Company granted DSUs in 2016, 2015 and 2014 to its non-employee directors. Each DSU is the economical equivalent of one share of Veritiv's common stock. The DSUs were fully vested and non-forfeitable as of the grant date and are payable following the individual's separation of service as a Veritiv director. The DSUs granted in 2015 and 2014 are payable in cash and the DSUs granted in 2016 are settled in stock. The cash-settled DSUs are classified as a non-current liability and are remeasured at each reporting date, with a corresponding adjustment to compensation expense. At December 31, 2021 there were approximately 34,600 DSUs outstanding with a fair value of $3.2 million. At December 31, 2020, there were approximately 34,600 DSUs outstanding with a fair value of $1.0 million. The Company recognized impacts of $2.1 million, $0.0 million and $(0.2) million in selling and administrative expenses related to these grants for the year ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock Units

RSUs are awarded to key employees annually. RSUs granted prior to 2020 typically cliff vest at the end of three years, subject to continued service. RSUs granted in 2021 and 2020 typically vest over four years, with 25% vesting on each of the first, second, third and fourth anniversaries of the grant date, subject to continued service. The fair value of the RSU awards is based typically on either the closing price of Veritiv common stock on the grant date or the closing price on the trading date immediately prior to the grant date if the grant date is not a trading date. Compensation expense for RSUs granted prior to 2020 is recognized ratably from the grant date to the vesting date. Compensation expense for RSUs granted in 2021 and 2020 is recognized ratably over the requisite service period for the entire award, which is four years. The total fair value of RSUs that vested during 2021, 2020 and 2019 was $7.2 million, $4.3 million and $3.8 million, respectively.

A summary of activity related to non-vested RSUs is presented below:

	2021		2020		2019
(units in thousands)	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at beginning of year	556	$22.59	369	$32.00	398	$35.88
Granted	243	$19.79	352	$18.59	160	$24.70
Vested	(288)	$24.93	(99)	$43.48	(102)	$37.53
Forfeited	(55)	$20.24	(66)	$22.69	(87)	$29.96
Non-vested at end of year	456	$19.91	556	$22.59	369	$32.00

Performance Share Units

PSUs granted prior to 2020 were awarded to key employees annually and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The PSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of PSUs. The PSUs are divided into three tranches, and each tranche is earned based on the achievement of an annual Adjusted EBITDA target which is set at the beginning of each of the three years in the vesting period. The Company defines Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring charges, net, integration and acquisition expenses and other similar charges including any severance costs, costs associated with warehouse and office openings or closings, consolidation, and relocation and other business optimization expenses, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges, net, fair value adjustments related to contingent liabilities assumed in mergers and acquisitions and certain other adjustments. Compensation expense for each tranche is recognized ratably from the date the fair value is measured to the vesting date for the number of awards expected to vest. The total fair value of PSUs that vested during 2021, 2020 and 2019 was $5.9 million, $3.6 million and $6.7 million, respectively. Cash-based PBUs were granted in 2021 and 2020 in lieu of equity-based PSUs.

A summary of activity related to non-vested PSUs is presented below:

	2021		2020		2019
(units in thousands)	Number of PSUs	Weighted-Average Grant Date Fair Value Per Share	Number of PSUs	Weighted-Average Grant Date Fair Value Per Share	Number of PSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at beginning of year	587	$23.06	645	$25.10	627	$32.59
Granted (1)	—	$—	—	$—	392	$21.76
Shares gained (lost) based on actual performance (2) (3)	(31)	$23.60	183	$19.67	(112)	$21.76
Vested	(249)	$23.60	(102)	$35.70	(174)	$38.36
Forfeited	(27)	$21.95	(139)	$28.26	(88)	$25.30
Non-vested at end of year	280	$21.79	587	$23.06	645	$25.10

(1) The per share value for the 2019 grants represents the weighted-average grant date fair value for the 2019, 2020 and 2021 tranches.
(2) Shares gained (lost) based on actual performance are reflected in the year of vesting. The current year amount may include adjustments for prior years' activity.
(3) The per share value for shares gained (lost) based on actual performance in 2021 represents the weighted-average grant date fair value for the shares vesting in that year.

Market Condition Performance Share Units

MCPSUs granted prior to 2020 were awarded to key employees annually and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The MCPSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of MCPSUs. The MCPSUs are divided into three tranches and each tranche is earned based on the achievement of a total shareholder return ("TSR") target relative to the TSR of an applicable peer group over the one-, two- and three-year cumulative periods in the vesting period. The weighted-average grant date fair value of the MCPSUs is determined using a Monte Carlo simulation model. Assumptions used in the 2019 model included an expected volatility rate of 53.6% and a risk-free interest rate of 2.5%; no MCPSUs were granted in 2021 and 2020. The expected volatility rate is based on the historical volatility over the most recent period equal to the vesting period. The risk-free interest rate is based on the yield on U.S. Treasury securities matching the vesting period. Compensation expense is recognized ratably from the grant date to the vesting date. The total fair value of MCPSUs that vested during 2021, 2020 and 2019 was $3.3 million, $0.0 million and $2.7 million, respectively. None of the 2017 MCPSUs vested in 2020, due to the cumulative TSR performance resulting in a 0% of target final payout. Cash-based PBUs were granted in 2021 and 2020 in lieu of equity-based MCPSUs.

A summary of activity related to non-vested MCPSUs is presented below:

	2021		2020		2019
(units in thousands)	Number of MCPSUs	Weighted-Average Grant Date Fair Value Per Share	Number of MCPSUs	Weighted-Average Grant Date Fair Value Per Share	Number of MCPSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at beginning of year	20	$34.35	274	$40.81	308	$46.74
Granted	—	$—	—	$—	235	$31.41
Shares gained (lost) based on actual performance (1)(2)	250	$37.79	(110)	$34.35	(153)	$31.41
Vested	(86)	$37.79	—	$—	(64)	$42.12
Forfeited/cancelled	(16)	$31.95	(144)	$58.89	(52)	$40.93
Non-vested at end of year	168	$31.51	20	$34.35	274	$40.81

(1) Shares gained (lost) based on actual performance are reflected in the year of vesting. The current year amount may include adjustments for prior years'
activity.
(2) The per share value for shares gained (lost) based on actual performance in 2021 represents the weighted-average grant date fair value for the shares vesting in that year.

Performance-Based Units (cash-based)

In 2021 and 2020, PBUs valued at $1.00 per unit and payable in cash, were awarded to key employees and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The PBUs represent the contingent right to receive a cash payment of performance units equal to a portion, all or a multiple (not to exceed 200%) of the target value. Fifty percent of the PBUs vest based on the achievement of Packaging Gross Profit Dollar Growth targets, which were set at the beginning of 2021 and 2020. Packaging Gross Profit Dollar Growth is defined as: net sales for the Packaging reportable segment less the cost of product sold, excluding the impact of LIFO inventory accounting and certain other adjustments. The remaining 50% of the PBUs vest based on the achievement of Return on Invested Capital targets, which were set at the beginning of 2021 and 2020. Return on Invested Capital is defined as: (Net Operating Profit) divided by (the sum of net working capital and property and equipment). Net Operating Profit is defined as: (Adjusted EBITDA less depreciation and amortization) times (1 minus the standard tax rate). The standard tax rate used in 2021 and 2020 was 26%. The maximum PBU payout based on the achievement of Packaging Gross Profit Dollar Growth and Return on Invested Capital targets is 180% of the target values. The PBUs are then subject to an adjustment of 20 percentage points (increase or decrease) based on the Company’s TSR relative to the TSR of an applicable peer group. The maximum total payout that can be earned, including the 20% relative TSR modifier, is 200% of the target value. The PBUs are classified as a non-current liability and are remeasured at each reporting date. Compensation expense is recognized ratably from the grant date to the vesting date for the number of awards expected to vest.

A summary of activity related to non-vested PBUs is presented below:

	2021		2020
(units in thousands)	Number of PBUs	Grant Date Fair Value Per Share	Number of PBUs	Grant Date Fair Value Per Share
Non-vested at beginning of year	11,613	$1.00	—	$—
Granted	9,408	$1.00	11,863	$1.00
PBUs gained (lost) based on actual performance (1)	(1,057)	$1.00	1,056	$1.00
Vested	(20)	$1.00	—	$—
Forfeited/cancelled	(1,960)	$1.00	(1,306)	$1.00
Non-vested at end of year	17,984	$1.00	11,613	$1.00

(1) Shares gained (lost) based on actual performance are reflected in the year of vesting. The current year amount may include adjustments for prior years'
activity.

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $7.4 million, $17.7 million and $14.6 million, respectively, in expense related to the aforementioned stock-based long-term incentive awards. For the years ended December 31, 2021 and 2020, the Company recognized $10.8 million and $6.5 million, respectively, in expense related to the aforementioned cash-based long-term incentive awards. The income tax benefit recognized in 2021, 2020 and 2019 related to the stock-based long-term incentive compensation expense was $1.9 million, $4.6 million and $3.8 million, respectively. The income tax benefit recognized in 2021 and 2020 related to the cash-based long-term incentive compensation expense was $2.8 million and $1.7 million, respectively. As of December 31, 2021, total unrecognized long-term incentive compensation expense was $21.0 million and is expected to be recognized over a weighted-average period of approximately 2.1 years. Dividends are not paid or accrued on unvested stock units. The grant date fair values are not reduced for dividends as none are expected to be paid during the vesting period.

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

MEPPs

The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability when exiting a MEPP. Final charges for MEPP withdrawals are not known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations.

Western Pennsylvania Teamsters and Employers Pension Fund

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund"), a MEPP related to its Warrendale, Pennsylvania location, related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million, which was unchanged as of December 31, 2021. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity.

During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Fund and recognized an estimated partial withdrawal liability of $6.5 million, which was unchanged as of December 31, 2021. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity.

As of December 31, 2021, the Company has not yet received the determination letters for the partial and subsequent full withdrawal from the Western Pennsylvania Fund. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively.

Minneapolis Food Distributors Ind Pension Plan

During the fourth quarter of 2021, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a complete withdrawal from the Minneapolis Food Distributors Ind Pension Plan to take effect on July 31, 2022, and recognized an estimated complete withdrawal liability of $0.5 million as of December 31, 2021. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity. As of December 31, 2021, the Company has not yet received the determination letter for the complete withdrawal from the Minneapolis Food Distributors Ind Pension Plan. The Company expects that payments will occur over an approximate 3-year period.

16. SEGMENT AND OTHER INFORMATION

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

(in millions)	Packaging	Facility Solutions	Print	Publishing	Total Reportable Segments	Corporate & Other	Total
Year Ended December 31, 2021
Net sales	$3,760.4	$894.0	$1,484.2	$596.6	$6,735.2	$115.3	$6,850.5
Adjusted EBITDA	393.5	52.7	96.0	18.7	560.9	(218.3)
Depreciation and amortization	24.5	7.5	6.2	0.1	38.3	16.9	55.2
Restructuring charges, net	8.8	1.7	3.3	0.0	13.8	1.6	15.4
Total assets, end of period	1,482.6	280.6	420.2	126.5	2,309.9	128.5	2,438.4
Year Ended December 31, 2020
Net sales	$3,316.7	$922.3	$1,458.2	$543.5	$6,240.7	$104.9	$6,345.6
Adjusted EBITDA	300.0	41.6	33.7	12.8	388.1	(200.5)
Depreciation and amortization	22.5	7.9	7.6	0.2	38.2	19.5	57.7
Restructuring charges, net	16.0	5.1	23.8	0.0	44.9	7.3	52.2
Total assets, end of period	1,332.9	314.7	424.2	104.7	2,176.5	158.5	2,335.0
Year Ended December 31, 2019
Net sales	$3,446.3	$1,181.8	$2,104.6	$798.0	$7,530.7	$128.7	$7,659.4
Adjusted EBITDA	243.5	33.1	43.1	21.4	341.1	(185.2)
Depreciation and amortization	18.9	7.0	8.4	0.5	34.8	18.7	53.5
Restructuring charges, net	10.3	14.7	7.2	(9.1)	23.1	5.7	28.8
Total assets, end of period	1,290.2	324.4	610.3	123.9	2,348.8	162.3	2,511.1

The table below presents a reconciliation of net income (loss) as reflected on the Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Year Ended December 31,
(in millions)	2021	2020	2019
Net income (loss)	$144.6	$34.2	$(29.5)
Interest expense, net	17.2	25.1	38.1
Income tax expense (benefit)	52.9	8.8	0.7
Depreciation and amortization	55.2	57.7	53.5
Restructuring charges, net	15.4	52.2	28.8
Facility closure charges, including (gain) loss from asset disposition	0.1	(3.7)	—
Stock-based compensation	7.4	17.7	14.6
LIFO reserve (decrease) increase	43.6	(1.5)	(3.7)
Non-restructuring severance charges	7.8	4.1	8.4
Non-restructuring pension charges, net	0.5	7.2	6.6
Integration expenses	—	—	17.5
Fair value adjustment on TRA contingent liability	—	(19.1)	0.3
Fair value adjustment on contingent consideration liability	—	1.0	13.1
Escheat audit contingent liability	—	(0.2)	3.7
Other	(2.1)	4.1	3.8
Adjustment for Corporate & Other	218.3	200.5	185.2
Adjusted EBITDA for reportable segments	$560.9	$388.1	$341.1

The following table presents net sales as well as property and equipment and operating lease ROU assets, which are shown net of accumulated depreciation and or accumulated amortization, by geographic area:

	Net Sales			Property and Equipment		Operating Lease ROU Assets
	Year Ended December 31,			As of December 31,		As of December 31,
(in millions)	2021	2020	2019	2021	2020	2021	2020
U.S.	$5,919.2	$5,521.8	$6,779.6	$120.1	$149.4	$321.7	$311.8
Canada	722.3	650.9	699.4	38.7	42.3	43.5	30.6
Rest of world	209.0	172.9	180.4	4.1	3.0	10.4	9.3
Total	$6,850.5	$6,345.6	$7,659.4	$162.9	$194.7	$375.6	$351.7

No single customer accounted for more than 5% of net sales for the years ended December 31, 2021, 2020 and 2019. During the year ended December 31, 2021, approximately 28% of our purchases were made from ten suppliers.

On March 31, 2021, the Company sold its Print segment's Rollsource business, which provides specialized converting of commercial printing paper for distribution to the business-forms, direct-mail and digital-printing industries. The Company received total cash proceeds of approximately $8.2 million, which was immediately used to pay outstanding revolving loan borrowings under the ABL Facility. The cash proceeds are reported as proceeds from asset sales and sale of a business in the investing activities section of the Consolidated Statements of Cash Flows. The Company recognized a total gain of approximately $3.1 million on the sale, which is included in selling and administrative expenses on the Consolidated Statements of Operations. The transaction and post-close adjustments are now complete. The divestiture is not considered a strategic shift that will have a major effect on the Company's operations or financial results; therefore it is not reported as discontinued operations.

17. SUBSEQUENT EVENT

On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"). The 2022 Share Repurchase Program authorizes the Company, from time to time, to purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, tender offers or otherwise, including Rule 10b5-1 trading plans, in accordance with all applicable securities laws and regulations. The timing and method of any repurchases, which will depend on a variety of market factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors. This authorization may be suspended, terminated, increased or decreased by the Board of Directors at any time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act, of 1934, as amended (the "Exchange Act"), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's businesses. In making this assessment on the effectiveness of our internal control over financial reporting as of December 31, 2021, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). Based on our assessment, management has concluded that internal controls over financial reporting were effective as of December 31, 2021.

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

Audit and Finance Committee Responsibility

The Audit and Finance Committee of our Board of Directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit and Finance Committee reviews with the independent auditors the scope and results of the audit effort. The Audit and Finance Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit and Finance Committee. Our Audit and Finance Committee's Report can be found in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2022, which will be filed on or about March 18, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Veritiv Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Veritiv Corporation and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 1, 2022

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference to "Information About Our Executive Officers" in Part I, Item 1 of this report, and to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Proposal 1 – Election of Directors," "Corporate Governance—Board Committees," "Corporate Governance—Corporate Governance Principles" and, if applicable, "Security Ownership of Certain Beneficial Owners and Management—Delinquent Section 16(a) Reports."

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Executive Compensation" and "Corporate Governance—Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Corporate Governance—Related Person Transaction Policy" and "Corporate Governance—Director Independence."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Principal Accountant Fees and Services."

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

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Veritiv Corporation, incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2016.

3.3	Amended and Restated Bylaws of Veritiv Corporation, incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 21, 2018.

4.1	Description of the Registrant's Securities, incorporated by reference from Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on February 27, 2020.

10.1
Second Amendment to ABL Credit Agreement dated as of May 20, 2021 among Veritiv Corporation, Veritiv Operating Company and the other borrowers from to time parties thereto, the several lenders and financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 20, 2021.

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

10.4†
Employment Agreement, dated as of December 29, 2017, between Veritiv Corporation and Mary A. Laschinger, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2018.

10.5†
Offer Letter, dated as of February 13, 2014, between Veritiv Corporation (f/k/a xpedx Holding Company) and Stephen J. Smith, incorporated by reference from Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2014.

10.6†
Separation Agreement, dated as of September 15, 2021, by and between Veritiv Operating Company and Tracy L. Pearson, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2021.

10.7†
Offer Letter, dated as of February 15, 2018, between Veritiv Operating Company and Salvatore Abbate, incorporated by reference from Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on February 28, 2019.

10.8†
Form of Indemnification Agreement between Veritiv Corporation (f/k/a xpedx Holding Company) and each of its directors, incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193950) filed on June 11, 2014.

10.9†
Veritiv Corporation 2014 Omnibus Incentive Plan, as amended and restated, effective March 8, 2017, incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 13, 2017.

10.10†	Veritiv Corporation Deferred Compensation Savings Plan, incorporated by reference from Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2014.

Exhibit No.	Description
10.11†	Form of Director Deferred Share Unit Award Agreement, incorporated by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on March 24, 2015.

10.12†	Form of Director Deferred Share Unit Award Agreement (Stock-Settled Award), incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 9, 2016.

10.13†	Form of Restricted Stock Unit Award Agreement, incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed on March 24, 2015.

10.14†	Form of Performance Share Award Agreement (Adjusted EBITDA Performance Shares), incorporated by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed on March 24, 2015.

10.15†	Form of Performance Share Award Agreement (Relative TSR Performance Shares), incorporated by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed on March 24, 2015.

10.16†
2015 Veritiv Corporation Annual Incentive Plan, as amended and restated, effective March 8, 2017 incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 13, 2017.

10.17†	Form of Restricted Stock Unit Award Agreement (2020 revision), incorporated by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed on February 27, 2020.

10.18†
Form of Performance-Based Unit Award Agreement (ROIC, Packaging Gross Profit Dollar Growth & Relative TSR Modifier), incorporated by reference from Exhibit 10.25 to the Registrant's Annual Report on Form 10-K filed on February 27, 2020.

10.19†
Separation Agreement, dated as of September 18, 2020, by and between Veritiv Corporation and Mary A. Laschinger, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 21, 2020.

10.20†
Veritiv Corporation Executive Severance Plan, as amended and restated, effective September 30, 2020, incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on September 21, 2020.

10.21†*	Form of Performance Share Unit Award Agreement (ROIC, Packaging Gross Profit Dollar Growth & Relative TSR Modifier)

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Omitted schedules will be furnished supplementally to the SEC upon request

Exhibit No.	Description
† Management contract or compensatory plans or arrangements
* Furnished or filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2022.

VERITIV CORPORATION
(Registrant)

By:	/s/ Salvatore A. Abbate
Name: Salvatore A. Abbate
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2022.

(i)	Principal executive officer:
	/s/ Salvatore A. Abbate	Chief Executive Officer and Director
Salvatore A. Abbate

(ii)	Principal financial officer:
	/s/ Stephen J. Smith	Senior Vice President and Chief Financial Officer
Stephen J. Smith

(iii)	Principal accounting officer:
	/s/ Andrew E. Magley	Chief Accounting Officer
Andrew E. Magley

(iv)	Directors:

	/s/ Stephen E. Macadam	Chairman of the Board of Directors
Stephen E. Macadam

	/s/ Shantella E. Cooper	Director
Shantella E. Cooper

	/s/ David E. Flitman	Director
David E. Flitman

	/s/ Daniel T. Henry	Director
Daniel T. Henry

	/s/ Tracy A. Leinbach	Director
Tracy A. Leinbach

	/s/ Gregory B. Morrison	Director
Gregory B. Morrison

	/s/ Michael P. Muldowney	Director
Michael P. Muldowney

	/s/ Charles G. Ward, III	Director
Charles G. Ward, III