Form 10-Q
period 2022-03-31
Veritiv Corp
filed 2022-05-09
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
or
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

The number of shares outstanding of the registrant's common stock as of May 3, 2022 was 14,686,739.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$1,858.1	$1,559.3
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,455.4	1,238.1
Distribution expenses	112.2	101.5
Selling and administrative expenses	187.9	166.4
Depreciation and amortization	12.7	14.5
Restructuring charges, net	2.7	4.3
Operating income (loss)	87.2	34.5
Interest expense, net	3.5	5.1
Other (income) expense, net	(0.6)	(1.0)
Income (loss) before income taxes	84.3	30.4
Income tax expense (benefit)	5.8	9.1
Net income (loss)	$78.5	$21.3

Earnings (loss) per share:
Basic	$5.31	$1.34
Diluted	$5.12	$1.28

Weighted-average shares outstanding:
Basic	14.77	15.88
Diluted	15.32	16.66

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$78.5	$21.3
Other comprehensive income (loss):
Foreign currency translation adjustments	2.6	(0.3)
Other comprehensive income (loss)	2.6	(0.3)
Total comprehensive income (loss)	$81.1	$21.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$33.8	$49.3
Accounts receivable, less allowances of $30.2 and $34.4, respectively	944.3	1,011.2
Inventories	407.7	484.5
Other current assets	118.9	131.5
Assets-held-for-sale	300.5	1.2
Total current assets	1,805.2	1,677.7
Property and equipment (net of accumulated depreciation and amortization of $313.9 and $332.4, respectively)	137.1	162.9
Goodwill	96.3	99.6
Other intangibles, net	38.9	42.7
Deferred income tax assets	59.8	47.1
Other non-current assets	369.9	408.4
Total assets	$2,507.2	$2,438.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$512.4	$561.9
Accrued payroll and benefits	54.9	110.0
Other accrued liabilities	165.8	185.7
Liabilities-held-for-sale	172.9	—
Current portion of debt	15.0	16.0
Total current liabilities	921.0	873.6
Long-term debt, net of current portion	511.5	499.7
Defined benefit pension obligations	3.5	7.2
Other non-current liabilities	391.4	422.1
Total liabilities	1,827.4	1,802.6
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 17.5 million and 17.0 million, respectively; shares outstanding - 15.0 million and 14.6 million, respectively	0.2	0.2
Additional paid-in capital	607.1	633.8
Accumulated earnings (deficit)	221.7	143.2
Accumulated other comprehensive loss	(21.7)	(24.3)
Treasury stock at cost - 2.5 million and 2.4 million shares, respectively	(127.5)	(117.1)
Total shareholders' equity	679.8	635.8
Total liabilities and shareholders' equity	$2,507.2	$2,438.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income (loss)	$78.5	$21.3
Depreciation and amortization	12.7	14.5
Amortization and write-off of deferred financing fees	0.4	0.3
Net losses (gains) on disposition of assets and sale of a business	(2.3)	(2.2)
Provision for expected credit losses	(0.6)	0.9
Deferred income tax provision (benefit)	(12.7)	3.1
Stock-based compensation	2.8	1.2
Other non-cash items, net	0.5	0.8
Changes in operating assets and liabilities
Accounts receivable	(25.8)	(10.3)
Inventories	(8.8)	(30.7)
Other current assets	(1.1)	1.7
Accounts payable	4.5	54.3
Accrued payroll and benefits	(50.6)	(29.8)
Other accrued liabilities	1.0	(10.9)
Other	(4.4)	(1.0)
Net cash provided by (used for) operating activities	(5.9)	13.2
Investing activities
Property and equipment additions	(9.4)	(6.3)
Proceeds from asset sales and sale of a business	0.2	8.0
Proceeds from insurance related to property and equipment	2.1	—
Net cash provided by (used for) investing activities	(7.1)	1.7
Financing activities
Change in book overdrafts	20.3	(9.2)
Borrowings of long-term debt	1,515.2	1,392.8
Repayments of long-term debt	(1,481.8)	(1,378.9)
Payments under right-of-use finance leases	(3.4)	(3.3)
Payments under vendor-based financing arrangements	(3.2)	—
Purchase of treasury stock	(10.4)	(24.6)
Impact of tax withholding on share-based compensation	(29.5)	(3.3)
Other	0.2	0.4
Net cash provided by (used for) financing activities	7.4	(26.1)
Effect of exchange rate changes on cash	0.0	(0.4)
Net change in cash and cash equivalents, including cash classified within assets-held-for-sale	(5.6)	(11.6)
Less: cash included in assets-held-for-sale, end of period	(9.9)	—
Net change in cash and cash equivalents	(15.5)	(11.6)
Cash and cash equivalents at beginning of period	49.3	120.6
Cash and cash equivalents at end of period	$33.8	$109.0
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$15.1	$11.2
Cash paid for interest	2.9	4.6
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases and vendor-based financing arrangements	$15.6	$0.2
Non-cash additions to other non-current assets for right-of-use operating leases	31.2	11.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, unaudited)

	2022
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	17.0	$0.2	$633.8	$143.2	$(24.3)	(2.4)	$(117.1)	$635.8
Net income (loss)				78.5				78.5
Other comprehensive income (loss)					2.6			2.6
Stock-based compensation			2.8					2.8
Issuance of common stock, net of stock received for minimum tax withholdings	0.5	0.0	(29.5)					(29.5)
Treasury stock purchases						(0.1)	(10.4)	(10.4)
Balance at March 31, 2022	17.5	$0.2	$607.1	$221.7	$(21.7)	(2.5)	$(127.5)	$679.8
(1) Accumulated other comprehensive loss.

	2021
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	16.6	$0.2	$634.9	$(1.4)	$(33.5)	(0.7)	$(17.1)	$583.1
Net income (loss)				21.3				21.3
Other comprehensive income (loss)					(0.3)			(0.3)
Stock-based compensation			1.2					1.2
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(3.3)					(3.3)
Treasury stock purchases						(0.6)	(24.6)	(24.6)
Balance at March 31, 2021	16.8	$0.2	$632.8	$19.9	$(33.8)	(1.3)	$(41.7)	$577.4
(1) Accumulated other comprehensive loss.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions and print-based products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger of International Paper Company's xpedx distribution solutions business and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. ("Unisource"). Veritiv operates primarily throughout the United States ("U.S."), Canada and Mexico.

In March 2022, the Company signed a definitive agreement to sell its Veritiv Canada, Inc. business to Imperial Dade Canada Inc. for a purchase price of CAD $240 million (approximately U.S. $190 million) in cash payable at closing, subject to certain customary adjustments. The sale includes substantially all of the Company's facility solutions and print operations in Canada, and a majority of the Company's Canada-based packaging business, which primarily serves food service customers. The Company maintains the ability to supply packaging solutions to the Canadian locations of certain U.S.-based customers. The sale does not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation. See Note 13, Divestitures and Note 14, Subsequent Event, for additional information regarding the sale of Veritiv Canada, Inc.

As the print and publishing industries continue to evolve, the Company continues to focus on ways to share costs and leverage combined resources where possible. In order to better align the resources of the Company's print and publishing organizations with the needs of the changing marketplaces, during the first quarter of 2022 the Company reevaluated the way in which it would service its customers, manage its product offerings and allocate resources to support these areas of its business. This resulted in a decision to combine the print and publishing operations, resulting in a new reportable segment known as Print Solutions. Prior period results have been revised to align with the new presentation. See Note 2, Revenue Recognition and Credit Losses, for additional information regarding the Company's product offerings and reportable segments.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete set of annual audited financial statements. The accompanying unaudited financial information should be read in conjunction with the Consolidated Financial Statements and Notes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2021. In the opinion of management, all adjustments, including normal recurring accruals and other adjustments, considered necessary for a fair presentation of the interim financial information have been included. The operating results for the interim periods are not necessarily indicative of results for the full year, particularly in light of the divestiture of Veritiv Canada, Inc. and the ongoing impacts of the COVID-19 pandemic and its effects on the domestic and global economies. These financial statements include all of the Company's subsidiaries. All significant intercompany transactions between Veritiv's businesses have been eliminated.

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, revenue recognition, right-of-use ("ROU") asset and liability valuations, accounts and notes receivable valuations, inventory valuation, employee benefit plans, long-term incentive plans, income tax contingency accruals and valuation allowances, multi-employer pension plan ("MEPP") withdrawal liabilities, contingency accruals, goodwill and other intangible asset valuations and the determination of assets and liabilities that are held-for-sale. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

Primarily beginning in April 2020, the COVID-19 pandemic has affected Veritiv's operational and financial performance to varying degrees. As a result of the COVID-19 pandemic, the Company could continue to experience impacts including, but not limited to, charges from potential adjustments of the carrying amount of accounts and notes receivables and inventory, asset impairment charges and deferred tax valuation allowances. The extent to which the COVID-19 pandemic continues to impact the Company's business, results of operations, access to sources of liquidity and financial condition will depend on future developments. These developments, which are uncertain and difficult to predict, include, but are not limited to, the duration, spread and severity of the COVID-19 pandemic including new variants, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors, measures adopted or recommended by local and federal governments or health authorities in response to the pandemic, the availability, adoption and effectiveness of vaccines and vaccine boosters and to what extent normal economic and operating conditions can resume and be sustained. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession, downturn or volatility or long-term changes in customer behavior. Estimates are revised as additional information becomes available.

Accounting Pronouncements

Recently Adopted Accounting Standards

Effective January 1, 2022, the Company adopted Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832) on a prospective basis. This standard increases the transparency of government assistance provided to entities by including disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance and (3) the effect of the assistance on an entity's financial statements. The amendments in this update are effective for annual periods beginning after December 15, 2021. An entity should apply the amendments in this update either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The adoption did not materially impact the Company's consolidated financial statements and disclosures.

Recently Issued Accounting Standards Not Yet Adopted

ASU 2020-04, Reference Rate Reform (Topic 848). This standard provides temporary optional expedients and exceptions to accounting guidance for certain contract modifications and hedging arrangements to ease financial reporting burdens as the market transitions from the London Interbank Offered Rate ("LIBOR") and other interbank reference rates to alternative reference rates. The guidance is available for prospective application upon its issuance and can generally be applied to contract modifications and hedging relationships entered into March 12, 2020 through December 31, 2022. The Company has long-term debt for which existing payments are based on LIBOR. The Company's ABL Facility includes certain provisions, which are not yet in effect, to facilitate the transition from LIBOR to a new replacement benchmark rate. Currently, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, estimated inventory returns were not significant.

A customer contract liability will arise when Veritiv has received payment for goods and services but has not yet transferred the items to a customer and satisfied its performance obligations. Veritiv records a customer contract liability for performance obligations outstanding related to payments received in advance for customer deposits on equipment sales and other sale arrangements requiring prepayment, which are included in accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheets. Veritiv expects to satisfy these remaining performance obligations and recognize the related revenues upon delivery of the goods and services to the customer's designated location within 12 months following receipt of the payment. Most equipment sales deposits are held for approximately 90 days and other sale arrangements requiring prepayment initially cover a 60 - 90 day period but can be renewed by the customer.

See the table below for a year-to-date summary of the changes to the customer contract liabilities balance:

	Customer Contract Liabilities
(in millions)	2022	2021
Balance at January 1,	$21.8	$12.2
Payments received	15.3	14.2
Revenue recognized from beginning balance	(11.4)	(7.3)
Revenue recognized from current year receipts	(5.1)	(7.1)
Reclassified to liabilities-held-for-sale (1)	(1.1)	—
Balance at March 31,	$19.5	$12.0
(1) See Note 13, Divestitures, for information on the sale of Veritiv Canada, Inc.

Historically, the Company's ten largest customers have generated approximately 10% - 15% of its consolidated annual net sales. Veritiv's principal markets are concentrated primarily across North America with first quarter 2022 net sales in the U.S., Canada and Mexico of approximately 86%, 11% and 2%, respectively. Veritiv evaluated the nature of the products and services provided to its customers as well as the nature of the customer and the geographical distribution of its customer base and determined that the best representative level of disaggregated revenue is the product category basis. The following is a brief description of the Company's three reportable segments, organized by major product category. This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category, which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as the Veritiv logistics solutions business which provides transportation and warehousing solutions.

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

•Print Solutions – The Print Solutions segment sells and distributes commercial printing, writing and copying products and services primarily in North America. Veritiv's broad geographic platform of operations and services, coupled with the breadth of paper and graphics products, including exclusive private brand offerings, provides a comprehensive suite of solutions in paper procurement, print management, supply chain and distribution.

See Note 12, Segment and Other Information, for the disaggregation of revenue and other information related to the Company's reportable segments and Corporate & Other.

Allowance for Credit Losses

The components of the accounts receivable allowances were as follows:

(in millions)	March 31, 2022	December 31, 2021
Allowance for credit losses	$21.5	$23.7
Other allowances(1)	8.7	10.7
Total accounts receivable allowances	$30.2	$34.4
(1) Includes amounts reserved for credit memos, customer discounts, customer short pays and other miscellaneous items. The current period amount is shown net of $1.2 million related to Veritiv Canada, Inc., which was reclassified from the allowance to assets-held-for-sale.

Below is a year-to-date rollforward of the Company’s allowance for credit losses:

	Packaging and Facility Solutions		Print Solutions - High Risk		Print Solutions - Medium/Low Risk
(in millions)	U.S.	Canada	U.S.	Canada	U.S.(1)	Canada	Rest of world	Corporate & Other(2)	Total
Balance at December 31, 2021	$12.6	$1.0	$6.2	$0.5	$1.7	$0.0	$1.0	$0.7	$23.7
Add / (Deduct):
Provision for expected credit losses	0.0	0.1	(0.2)	0.0	(0.2)	0.0	0.1	0.1	(0.1)
Write-offs charged against the allowance	(0.4)	—	(0.3)	—	0.0	—	—	(0.1)	(0.8)
Recoveries of amounts previously written off	0.0	—	0.1	—	0.0	—	—	0.0	0.1
Other adjustments(3)	—	(1.1)	0.2	(0.5)	—	0.0	0.0	—	(1.4)
Balance at March 31, 2022	$12.2	$—	$6.0	$—	$1.5	$—	$1.1	$0.7	$21.5
(1) Reflects the combined results for print and publishing operations.
(2) Corporate & Other have only U.S. operations.
(3) Other adjustments represent amounts reserved for foreign currency translation adjustments and reserves for certain customer accounts where revenue is not recognized because collectability is not probable. These adjustments may also include accounts receivable allowances recorded in connection with acquisitions and divestitures, including reclassifications from the allowance to assets-held-for-sale.

The Company, under certain circumstances, enters into note receivable agreements with customers. Expected credit losses are recognized when collectability is uncertain; these losses are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2022 and 2021, the Company recognized $(0.5) million and $0.0 million, respectively, in the provision for expected credit losses related to these notes receivable. During the first quarter of 2022, the Company received higher than expected payments, resulting in a favorable reduction to the required provision. At March 31, 2022 and December 31, 2021, the Company held $0.1 million and $0.5 million, respectively, in notes receivable, which is reflected within other current assets on the Condensed Consolidated Balance Sheets.

3. LEASES

The Company leases certain property and equipment used for operations to limit its exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment. As of March 31, 2022, the Company operated from approximately 115 distribution centers of which approximately 110 were leased; of the leased facilities, 12 are located in Canada. These facilities are strategically located throughout the U.S., Canada and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions.

The components of lease expense were as follows:

(in millions)		Three Months Ended March 31,
Lease Classification	Financial Statement Classification	2022	2021
Short-term lease expense(1)	Operating expenses	$0.8	$1.0

Operating lease expense(2)	Operating expenses	$25.1	$25.6

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$3.7	$3.7
Interest expense	Interest expense, net	0.7	0.7
Total finance lease expense		$4.4	$4.4

Total Lease Cost		$30.3	$31.0
(1) Short-term lease expense is comprised of expenses related to leases with a term of twelve months or less, which includes expenses related to month-to-month leases.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were not significant for the periods presented.

Supplemental balance sheets and other information were as follows (the current period amounts do not include Veritiv Canada, Inc. See Note 13, Divestitures, for information on the sale of this business):

(in millions, except weighted-average data)		March 31, 2022	December 31, 2021
Lease Classification	Financial Statement Classification
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$344.6	$375.6

Operating lease obligations - current	Other accrued liabilities	$73.5	$80.2
Operating lease obligations - non-current	Other non-current liabilities	304.3	329.3
Total operating lease obligations		$377.8	$409.5

Weighted-average remaining lease term in years		6.3	6.2
Weighted-average discount rate		4.4%	4.5%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$32.7	$66.3

Finance lease obligations - current	Current portion of debt	$9.8	$13.9
Finance lease obligations - non-current	Long-term debt, net of current portion	26.1	58.9
Total finance lease obligations		$35.9	$72.8

Weighted-average remaining lease term in years		4.0	6.4
Weighted-average discount rate		3.7%	3.7%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Three Months Ended March 31,
Lease Classification	Financial Statement Classification	2022	2021
Operating Leases:
Operating cash flows from operating leases	Operating activities	$25.0	$26.5

Finance Leases:
Operating cash flows from finance leases	Operating activities	$0.7	$0.7
Financing cash flows from finance leases	Financing activities	3.4	3.3

Lease Commitments

Future minimum lease payments at March 31, 2022 were as follows:

(in millions)	Finance Leases(1)	Operating Leases (1)(2)
2022 (excluding the three months ended March 31, 2022)	$8.9	$67.6
2023	8.9	79.1
2024	7.3	65.7
2025	6.7	54.4
2026	4.0	50.1
2027	2.0	43.6
Thereafter	1.3	75.0
Total future minimum lease payments	39.1	435.5
Amount representing interest	(3.2)	(57.7)
Total future minimum lease payments, net of interest	$35.9	$377.8
(1) The table does not include total future minimum lease payments of $35.7 million for finance leases and $43.2 million for operating leases that are classified as liabilities-held-for sale on the Condensed Consolidated Balance Sheets. See Note 13, Divestitures, for information on the sale of Veritiv Canada, Inc.
(2) Future sublease income of $2.7 million is excluded from the operating leases amount in the table above.

Total future minimum lease payments at March 31, 2022 for finance and operating leases, including the amount representing interest, are comprised of $429.0 million for real estate leases and $45.6 million for non-real estate leases.

At March 31, 2022, the Company had committed to additional future obligations of approximately $1.4 million for delivery equipment finance leases that have not yet commenced and therefore are not included in the table above. These leases will commence within the next three months with an average lease term of approximately seven years.

4. RESTRUCTURING CHARGES

2020 Restructuring Plan

During 2020, the Company initiated a restructuring plan (the "2020 Restructuring Plan") to (1) respond to the impact of the COVID-19 pandemic on its business operations, (2) address the ongoing secular changes in its print and publishing operations and (3) further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. The 2020 Restructuring Plan was substantially complete as of December 31, 2021, with remaining charges of approximately $4 million expected to be incurred through the end of 2022.
Other direct costs reported in the tables below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives; costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals.

The following table presents a summary of restructuring charges, net, related to restructuring initiatives that were incurred during the three months ended March 31, 2022 and the cumulative amounts since the initiatives began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other (non-cash portion)	Total
2022	$0.4	$2.3	$0.0	$2.7
Cumulative	41.2	33.0	(3.9)	70.3

The following is a summary of the Company's 2020 Restructuring Plan liability activity for the current year:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2021	$4.7	$3.7	$8.4
Costs incurred	0.4	1.4	1.8
Payments	(2.3)	(2.1)	(4.4)
Balance at March 31, 2022	$2.8	$3.0	$5.8

In addition to the costs incurred in the table above, during the three months ended March 31, 2022, the Company expensed $0.9 million of Other Direct Costs, which was prepaid at December 31, 2021.

The following is a summary of the Company's 2020 Restructuring Plan liability activity for the prior year comparable period:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2020	$15.4	$6.9	$22.3
Costs incurred	(0.3)	2.7	2.4
Payments	(5.2)	(1.6)	(6.8)
Balance at March 31, 2021	$9.9	$8.0	$17.9

In addition to the costs incurred in the table above, during the three months ended March 31, 2021, the Company expensed $1.9 million of Other Direct Costs, which was prepaid at December 31, 2020.

In addition to the 2020 Restructuring Plan, the Company has recorded other restructuring liabilities related to the previous restructuring plans that as of March 31, 2022, totaled $21.9 million, of which $18.5 million was related to MEPP withdrawal obligations that will be paid-out over an approximate 20-year period. These other liabilities as of December 31, 2021, totaled $22.2 million, of which $18.8 million was related to MEPP withdrawal obligations.

See Note 12, Segment and Other Information, for the impact that charges from these restructuring plans had on the Company's reportable segments.

5. DEBT

The Company's debt obligations were as follows (the current period amounts do not include Veritiv Canada, Inc. See Note 13, Divestitures, for information on the sale of this business):

(in millions)	March 31, 2022	December 31, 2021
Asset-Based Lending Facility (the "ABL Facility")	$474.2	$440.8
Commercial card program	2.3	2.1
Vendor-based financing arrangements	14.1	—
Finance leases	35.9	72.8
Total debt	526.5	515.7
Less: current portion of debt	(15.0)	(16.0)
Long-term debt, net of current portion	$511.5	$499.7

ABL Facility

In 2021, the Company amended its ABL Facility to extend the maturity date to May 20, 2026, adjust the pricing grid for applicable interest rates and update certain provisions to facilitate the transition from LIBOR to a new replacement benchmark rate. All other significant terms remained substantially the same. The Company incurred and deferred certain financing costs associated with the transaction, reflected in other non-current assets on the Condensed Consolidated Balance Sheets, which are being amortized to interest expense on a straight-line basis over the amended term of the ABL Facility.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2022, the available additional borrowing capacity under the ABL Facility was approximately $576.6 million. As of March 31, 2022, the Company held $11.0 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At March 31, 2022, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Commercial Card Program

The Company has a commercial purchasing card program that is used for business purpose purchasing and must be paid in-full monthly. At March 31, 2022, the card carried a maximum credit limit of $37.5 million. At March 31, 2022 and December 31, 2021, $2.3 million and $2.1 million, respectively, was outstanding on the commercial card. The net change in the outstanding balance is included in other financing activities on the Condensed Consolidated Statements of Cash Flows.

Vendor-Based Financing Arrangements

On occasion, the Company enters into long-term vendor-based financing arrangements with suppliers to obtain products, services or property in exchange for extended payment terms. During the three months ended March 31, 2022, the Company entered into a vendor-based financing agreement with a principal amount of $18.5 million to finance the acquisition of certain internal use software licenses to be paid over a five-year term. At March 31, 2022, the vendor-based financing arrangement had an outstanding balance of $14.1 million. In order to determine the present value of the commitments, the Company used an imputed interest rate of 3.17%. The payments associated with this arrangement are classified as financing activities on the Condensed Consolidated Statements of Cash Flows.

6. INCOME TAXES

The Company calculated the expense or benefit for income taxes during the three months ended March 31, 2022 and 2021, by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting periods.

The following table presents the Company's expense (benefit) for income taxes and the effective tax rates:

	Three Months Ended March 31,
(in millions)	2022	2021
Income (loss) before income taxes	$84.3	$30.4
Income tax expense (benefit)	5.8	9.1
Effective tax rate	6.9%	29.9%

The difference between the Company's effective tax rates for the three months ended March 31, 2022 and 2021 and the U.S. statutory tax rate of 21.0% primarily relates to vesting of stock compensation, non-deductible expenses, state income taxes (net of federal income tax benefit), tax credits and the Company's pre-tax book income (loss) by jurisdiction. Additionally, the effective tax rate for the three months ended March 31, 2022 includes recognition of a deferred tax asset on the Company's investment in a foreign subsidiary.

7. DEFINED BENEFIT PLANS

Veritiv does not maintain any open defined benefit plans for its non-union employees. Veritiv maintains an open defined benefit pension plan in the U.S. for employees covered by certain collectively bargained agreements. Veritiv also assumed responsibility for Unisource's defined benefit plans, which include frozen cash balance accounts for certain former Unisource employees.

Effective December 1, 2021, the Company divided the U.S. Veritiv Pension Plan by establishing a new Veritiv Hourly Pension Plan to provide benefits to certain employees who were accruing a benefit under the U.S. Veritiv Pension Plan pursuant to the terms of a collective bargaining agreement. Veritiv currently has the intent to subsequently terminate and settle the U.S. Veritiv Pension Plan. The Veritiv Hourly Pension Plan will remain open.

Total net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.8	$0.1	$0.6	$0.1

Interest cost	$0.3	$0.6	$0.3	$0.5
Expected return on plan assets	(0.5)	(1.1)	(1.1)	(1.0)
Total other components	$(0.2)	$(0.5)	$(0.8)	$(0.5)
Net periodic benefit cost (credit)	$0.6	$(0.4)	$(0.2)	$(0.4)

The components of net periodic benefit cost (credit) other than the service cost component are included in other (income) expense, net on the Condensed Consolidated Statements of Operations. Amounts are generally amortized from AOCL over the expected future working lifetime of active plan participants.

8. FAIR VALUE MEASUREMENTS

At March 31, 2022 and December 31, 2021, the carrying amounts of cash and cash equivalents, receivables, payables, other components of other current assets and other accrued liabilities, and the short-term debt associated with the commercial card program approximate their fair values due to the short maturity of these items. Cash and cash equivalents may include highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash.

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

At March 31, 2022 and December 31, 2021, the Company had assets-held-for-sale of $300.5 million and $1.2 million, respectively. At March 31, 2022 the Company had liabilities-held-for-sale of $172.9 million. These assets and liabilities are included, at the lower of their carrying value or fair value, within the current assets and current liabilities sections of the Condensed Consolidated Balance Sheets. The majority of the current year amounts are related to the divestiture of Veritiv Canada, Inc., which is described in Note 13, Divestitures.

At March 31, 2022, the Company held a goodwill balance of $96.3 million for its Packaging reportable segment. Additionally, at March 31, 2022, the Company held an other intangibles, net asset balance of $38.9 million for its Packaging and Facility Solutions reportable segments, related to its customer relationships. As a result of the announced sale of Veritiv Canada, Inc., which the Company concluded represented a triggering event, the Company reviewed its goodwill and other intangible assets for possible impairment indicators. Utilizing Level 3 data (internal data such as the Company's operating and cash flow projections), the Company allocated $3.3 million of the goodwill amount and $2.6 million of the other intangibles, net asset amount to the Canadian business being divested. The fair value analyses used in the impairment assessments for the retained goodwill and other intangibles, net asset also relied upon Level 3 data. Management determined that the carrying values of the goodwill and other intangibles, net asset for both the Veritiv Canada, Inc. business and the remaining Veritiv business were not impaired as of March 31, 2022. The divestiture of Veritiv Canada, Inc. is more fully described in Note 13, Divestitures.

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

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations is as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Numerator:
Net income (loss)	$78.5	$21.3

Denominator:
Weighted-average shares outstanding – basic	14.77	15.88
Dilutive effect of stock-based awards	0.55	0.78
Weighted-average shares outstanding – diluted	15.32	16.66

Earnings (loss) per share:
Basic	$5.31	$1.34
Diluted	$5.12	$1.28

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	0.14	0.11
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.00	0.07

10. SHAREHOLDERS' EQUITY

Share Repurchase Programs

On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"). The 2022 Share Repurchase Program authorizes the Company, from time to time, to purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative or accelerated repurchase transactions, tender offers or otherwise, including Rule 10b5-1 trading plans, in accordance with all applicable securities laws and regulations. The timing and method of any repurchases, which will depend on a variety of market factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors. This authorization may be suspended, terminated, increased or decreased by the Board of Directors at any time. During the month ended March 31, 2022, the Company repurchased 78,025 shares of its common stock at a cost of $10.4 million under its 2022 Share Repurchase Program.

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50 million share repurchase program (the "2021 Share Repurchase Program"), which was increased to $100 million in May 2021. Executing within the 2021 Share Repurchase Program, on March 9, 2021, Veritiv entered into a Share Repurchase Agreement with UWW Holdings, LLC (the "UWWH Stockholder"), pursuant to which the Company agreed to repurchase (the "Share Repurchase") an aggregate of 553,536 shares of its common stock owned by the UWWH Stockholder for an aggregate purchase price of $23.2 million. The Share Repurchase closed on March 12, 2021 and the Company funded the Share Repurchase with cash on hand. Concurrently with the closing of the Share Repurchase, the UWWH Stockholder sold the remainder of its shares of Veritiv common stock to an unrelated third party. As of March 31, 2021, the Company had repurchased a total of 586,003 shares of its common stock at a cost of $24.6 million under its 2021 Share Repurchase Program. As of December 31, 2021, the Company had completed its repurchases under the 2021 Share Repurchase Program bringing the total purchases to $100 million, the authorized repurchase limit.

Veritiv Omnibus Incentive Plan

In accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units, Performance Share Units, Market Condition Performance Share Units and/or non-employee director grants (grants not deferred) vested during those periods. The net share issuance is included on the Condensed Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2022 and 2021. The related cash flow impacts are included in financing activities on the Condensed Consolidated Statements of Cash Flows. For additional information related to these plans, refer to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

See the table below for information related to these transactions:

(in millions)	2022	2021
Three months ended March 31,
Shares issued	0.7	0.3
Shares recovered for minimum tax withholding	(0.2)	(0.1)
Net shares issued	0.5	0.2

Accumulated Other Comprehensive Loss ("AOCL")

Comprehensive income (loss) is reported on the Condensed Consolidated Statements of Comprehensive Income (Loss) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income (loss).

The following tables provide the components of AOCL (amounts are shown net of their related income tax effects, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2021	$(25.2)	$1.0	$(0.1)	$(24.3)
Unrealized net gains (losses) arising during the period	2.6	0.0	0.0	2.6
Net current period other comprehensive income (loss)	2.6	0.0	0.0	2.6
Balance at March 31, 2022	$(22.6)	$1.0	$(0.1)	$(21.7)

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2020	$(24.2)	$(9.1)	$(0.2)	$(33.5)
Unrealized net gains (losses) arising during the period	(0.3)	0.0	0.0	(0.3)
Net current period other comprehensive income (loss)	(0.3)	0.0	0.0	(0.3)
Balance at March 31, 2021	$(24.5)	$(9.1)	$(0.2)	$(33.8)

11. COMMITMENTS AND CONTINGENCIES

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

Western Pennsylvania Teamsters and Employers Pension Fund

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund"), a MEPP related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million, which was unchanged as of March 31, 2022.

During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Fund and recognized an estimated partial withdrawal liability of $6.5 million, which was unchanged as of March 31, 2022.

As of March 31, 2022, the Company has not yet received the determination letters for the full and partial withdrawals from the Western Pennsylvania Fund. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively.

Minneapolis Food Distributors Ind Pension Plan

During the fourth quarter of 2021, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a complete withdrawal from the Minneapolis Food Distributors Ind Pension Plan to take effect on July 31, 2022, and recognized an estimated complete withdrawal liability of $0.5 million as of December 31, 2021. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity. As of March 31, 2022, the Company has not yet received the determination letter for the complete withdrawal from the Minneapolis Food Distributors Ind Pension Plan. The Company expects that payments will occur over an approximate three-year period.

12. SEGMENT AND OTHER INFORMATION

Veritiv's business is organized under three reportable segments: Packaging, Facility Solutions and Print Solutions. See Note 1, Business and Summary of Significant Accounting Policies, for information regarding the formation of the Company's Print Solutions reportable segment. See Note 2, Revenue Recognition and Credit Losses, for descriptions of the Company's reportable segments and Corporate & Other.

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

(in millions)	Packaging	Facility Solutions	Print Solutions	Total Reportable Segments	Corporate & Other	Total
Three Months Ended March 31, 2022
Net sales	$1,003.1	$229.4	$596.6	$1,829.1	$29.0	$1,858.1
Adjusted EBITDA	97.4	13.4	54.6	165.4	(45.9)
Depreciation and amortization	6.3	1.8	1.2	9.3	3.4	12.7
Restructuring charges, net	1.6	0.4	0.7	2.7	0.0	2.7

Three Months Ended March 31, 2021
Net sales	$854.6	$206.1	$471.3	$1,532.0	$27.3	$1,559.3
Adjusted EBITDA	78.0	11.5	17.4	106.9	(47.4)
Depreciation and amortization	6.1	2.0	1.6	9.7	4.8	14.5
Restructuring charges, net	2.7	0.5	1.6	4.8	(0.5)	4.3

The table below presents a reconciliation of net income (loss) as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended March 31,
(in millions)	2022	2021
Net income (loss)	$78.5	$21.3
Interest expense, net	3.5	5.1
Income tax expense (benefit)	5.8	9.1
Depreciation and amortization	12.7	14.5
Restructuring charges, net	2.7	4.3
Facility closure charges, including (gain) loss from asset disposition	(0.6)	0.3
Stock-based compensation	2.8	1.2
LIFO reserve (decrease) increase	11.0	5.1
Non-restructuring severance charges	1.7	0.8
Other	1.4	(2.2)
Adjustment for Corporate & Other	45.9	47.4
Adjusted EBITDA for reportable segments	$165.4	$106.9

In February 2021, a Veritiv warehouse incurred significant damage as a result of a severe weather event, which included damage to the building structure and contents, as well as a loss of inventory. The total amount of the incurred loss and restoration cost is currently estimated to be approximately $13 million, the majority of which is expected to be covered by the Company's various insurance policies. From the date of the incident, a total net benefit of $1.8 million has been recognized in selling and administrative expenses on the Company's statements of operations, of which $2.1 million was recognized in 2022. During the three months ended March 31, 2022, the Company received $2.1 million in reimbursement related to the structural damage, which is reported as proceeds from insurance related to property and equipment on the Condensed Consolidated Statement of Cash Flows. Insurance proceeds not related to the structural damage are reported as cash flows from operating activities.
13. DIVESTITURES

Veritiv Canada, Inc.

In March 2022, the Company signed a definitive agreement to sell its Veritiv Canada, Inc. business to Imperial Dade Canada Inc. for a purchase price of CAD $240 million (approximately U.S. $190 million) in cash payable at closing, subject to certain customary adjustments. The sale includes substantially all of the Company's facility solutions and print operations in Canada, and a majority of the Company's Canada-based packaging business, which primarily serves food service customers. The Company maintains the ability to supply packaging solutions to the Canadian locations of certain U.S.-based customers. The sale does not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation. Management determined that the carrying values of the goodwill and other intangible assets allocated to the Veritiv Canada, Inc. business were not impaired as of March 31, 2022. The sale closed in the second quarter of 2022. Upon closing of the sale, Veritiv’s approximately 900 employees in Canada became employees of Imperial Dade Canada Inc. Veritiv expects to use net proceeds from the transaction to support the 2022 Share Repurchase Program as well as future capital priorities and growth initiatives. See Note 14, Subsequent Event, for additional information regarding the sale of Veritiv Canada, Inc.

In accordance with Accounting Standards Codification Topic 740, Income Taxes, ("ASC 740"), a deferred tax asset should be recognized for the excess of the tax basis over the financial reporting carrying value of an investment in a subsidiary (“outside basis difference”) when it is apparent that the temporary difference will reverse in the foreseeable future. In connection with presenting the assets and liabilities of Veritiv Canada, Inc. as held-for-sale as of March 31, 2022, the Company was required to re-evaluate its position related to the recognition of a deferred tax asset or liability for the outside basis difference of the Veritiv Canada, Inc. corporate subsidiary being sold. In prior years, and as required under ASC 740, deferred taxes for such outside basis difference had not been recognized because the outside basis difference was deemed permanent in nature. Due to the sale status of the Veritiv Canada, Inc. business, which was pending as of March 31, 2022, the outside basis difference was no longer deemed to be permanent in nature and is expected to reverse in the foreseeable future. As a result, a net deferred tax asset of $1.1 million and a corresponding income tax benefit for the difference in the Company’s stock basis versus its book carrying value of the Veritiv Canada, Inc. corporate subsidiary was recorded in the first quarter of 2022.

The table below presents the estimated asset and liability balances for Veritiv Canada, Inc., which are reported as held-for-sale on the Condensed Consolidated Balance Sheet as of March 31, 2022:

(in millions)	Balance at March 31, 2022
Cash and cash equivalents	$9.9
Accounts receivable, net of allowances	94.8
Inventories	87.3
Other current assets	15.0
Property and equipment, net of accumulated depreciation and amortization	38.0
Goodwill	3.3
Other intangibles, net	2.6
Other non-current assets (1)	48.4
Total assets	$299.3

Accounts payable	$72.4
Accrued payroll and benefits	4.6
Other accrued liabilities	20.1
Current portion of debt	4.2
Long-term debt, net of current portion	31.5
Defined benefit pension obligations	3.9
Other non-current liabilities (1)	36.2
Total liabilities	$172.9
(1) Includes $42.1 million for operating lease ROU assets and $36.1 million for the corresponding operating lease obligations, respectively.

Rollsource business

On March 31, 2021, the Company sold its legacy Print segment's Rollsource business, which provided specialized converting of commercial printing paper for distribution to the business-forms, direct-mail and digital-printing industries. The Company received cash proceeds of approximately $7.5 million, which were used to pay outstanding revolving loan borrowings under the ABL Facility. The cash proceeds are reported as proceeds from asset sales and sale of a business in the investing activities section of the Condensed Consolidated Statements of Cash Flows. The Company recognized an initial pre-tax gain of $2.4 million on the sale which is included in selling and administrative expenses on the Condensed Consolidated Statements of Operations.

14. SUBSEQUENT EVENT

On May 2, 2022, the Company completed the sale of its Veritiv Canada, Inc. business to Imperial Dade Canada Inc. The Company received net cash proceeds of approximately $147.4 million, subject to normal working capital adjustments during the 90-day period following the sale close date. In connection with the closing, the Company entered into an agreement with the buyer for the provision of certain storage, order processing and/or fulfillment services for the small subset of Veritiv retained packaging customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report regarding the Company's future operating results, performance, strategy, business plans, prospects and guidance, statements related to the impact of COVID-19 and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "continue," "intend," "should," "will," "would," "planned," "estimated," "potential," "goal," "outlook," "may," "predicts," "could," or the negative of such terms, or other comparable expressions, have been used to identify such forward-looking statements. All forward-looking statements reflect only the Company's current beliefs and assumptions with respect to future operating results, performance, business plans, prospects, guidance and other matters, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company's actual operating results, performance, business plans, prospects or guidance to differ materially from those expressed in, or implied by, these statements.

Factors that could cause actual results to differ materially from current expectations include the risks and other factors described under "Risk Factors" and elsewhere in our Annual Report on Form 10-K and in the Company's other publicly available reports filed with the Securities and Exchange Commission ("SEC"). Such risks and other factors, which in some instances are beyond the Company's control, include: adverse impacts of the COVID-19 pandemic; the industry-wide decline in demand for paper and related products; increased competition from existing and non-traditional sources; procurement and other risks in obtaining packaging, facility products and paper from our suppliers for resale to our customers; changes in prices for raw materials; changes in trade policies and regulations; increases in the cost of fuel and third-party freight and the availability of third-party freight providers; the loss of any of our significant customers; inability to realize expected benefits of restructuring plans; adverse developments in general business and economic conditions that could impair our ability to use net operating loss carryforwards and other deferred tax assets; our ability to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our ability to attract, train and retain highly qualified employees; our pension and health care costs and participation in multi-employer pension, health and welfare plans; the effects of work stoppages, union negotiations and labor disputes; our ability to generate sufficient cash to service our debt; increasing interest rates; our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; our ability to comply with the covenants contained in our debt agreements; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; changes in tax laws; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; regulatory changes and judicial rulings impacting our business; the impact of adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets on demand for our products and services, our business including our international operations, and our customers; foreign currency fluctuations; inclement weather, widespread outbreak of an illness, anti-terrorism measures and other disruptions to our supply chain, distribution system and operations; our dependence on a variety of information technology and telecommunications systems and the Internet; our reliance on third-party vendors for various services; cybersecurity risks; and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.

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

The following discussion of the Company's financial condition and results of operations for the three months ended March 31, 2022 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Executive Overview

The COVID-19 Pandemic

The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global societies, economies, financial markets and business practices, and created uncertainty regarding potential impacts to Veritiv Corporation

("Veritiv" or the "Company"). Although the Company has not experienced any closures of its distribution centers, Veritiv serves customers across a broad range of industry sectors and geographies, with varying COVID-19 impacts. Primarily beginning in April 2020, the COVID-19 pandemic began having a negative impact on the Company's financial results, including decreased sales activity.

Veritiv's first priority remains the health and safety of its employees, customers and their families. The Company has taken steps to limit exposure and enhance the safety of its facilities for employees working to continue to supply vital products to its customers. In response to the pandemic, Veritiv initiated its Corporate Incident Response Team and initiated enhanced health and safety measures across its facilities. The Company modified practices at its distribution centers and offices to adhere to guidance from the United States ("U.S.") Centers for Disease Control and Prevention and local health and governmental authorities with respect to social distancing, enhanced cleaning protocols and usage of personal protective equipment, where appropriate.

Beginning in April 2020, Veritiv took several actions to help mitigate the effects of the decreased sales activity and improve liquidity, including implementing cost-savings and cash preservation initiatives as described under the heading "2020 Restructuring Plan" below. The Company saw economic improvements during 2021 in many of the markets where it operates as global vaccine distribution efforts continued. The current circumstances are dynamic and the impacts of the COVID-19 pandemic on the Company's business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time. The extent to which the COVID-19 pandemic continues to impact the Company's business, results of operations, access to sources of liquidity and financial condition will depend on future developments. These developments, which are uncertain and difficult to predict, include, but are not limited to, the duration, spread and severity of the COVID-19 pandemic including new variants, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors, measures adopted or recommended by local and federal governments or health authorities in response to the pandemic, the availability, adoption and effectiveness of vaccines and vaccine boosters and to what extent normal economic and operating conditions can resume and be sustained. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession, downturn or volatility or long-term changes in customer behavior.

Other Developments

Divestiture of Veritiv Canada, Inc.

On May 2, 2022, the Company completed the sale of its Veritiv Canada, Inc. business to Imperial Dade Canada Inc. The sale includes substantially all of the Company's facility solutions and print operations in Canada, and a majority of the Company's Canada-based packaging business, which primarily serves food service customers. The Company maintains the ability to supply packaging solutions to the Canadian locations of certain U.S.-based customers. The sale does not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation. Upon closing of the sale, Veritiv’s approximately 900 employees in Canada became employees of Imperial Dade Canada Inc. This sale will allow Veritiv to continue to shift its portfolio to focus on its core packaging business, with an emphasis on higher growth, higher margin businesses, and further invest in building on its industry-leading capabilities. Veritiv expects to use net proceeds from the transaction to support its recently announced $200 million share repurchase program as well as future capital priorities and growth initiatives. See Note 13 and Note 14 of the Notes to Condensed Consolidated Financial Statements for information regarding the sale of Veritiv Canada, Inc.

The financial results of Veritiv Canada, Inc. are included in the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 2022 and 2021, included in this report, as the sale of that business was completed in the second quarter of 2022. For the three months ended March 31, 2022 and 2021, net sales for this business totaled $191.8 million and $160.7 million, respectively. For that same time period, its Adjusted EBITDA totaled $10.9 million and $6.1 million, respectively. Less than 20% of Veritiv Canada, Inc.'s 2021 net sales were from the Packaging segment, after adjusting for products that are not a part of Veritiv's traditional packaging product offering in the U.S.

Change in Reportable Segments

As the print and publishing industries continue to evolve, the Company continues to focus on ways to share costs and leverage combined resources where possible. In order to better align the resources of the Company's print and publishing organizations with the needs of the changing marketplaces, during the first quarter of 2022 the Company reevaluated the way in which it would service its customers, manage its product offerings and allocate resources to support these areas of its business. This resulted in a decision to combine the print and publishing operations, resulting in a new reportable segment known as Print

Solutions. Prior period results have been revised to align with the new presentation. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's product offerings and reportable segments.

2022 Share Repurchase Program

On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"), which replaced the Company's previous $100 million share repurchase program that was fully utilized as of December 31, 2021. The 2022 Share Repurchase Program authorizes the Company, from time to time, to purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative or accelerated repurchase transactions, tender offers or otherwise, including Rule 10b5-1 trading plans, in accordance with all applicable securities laws and regulations. The timing and method of any repurchases, which will depend on a variety of market factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors. This authorization may be suspended, terminated, increased or decreased by the Board of Directors at any time. During the month ended March 31, 2022, the Company repurchased 78,025 shares of its common stock at a cost of $10.4 million under its 2022 Share Repurchase Program.

2020 Restructuring Plan

During 2020, the Company initiated a restructuring plan (the "2020 Restructuring Plan") in response to the impact of the COVID-19 pandemic on its business operations, ongoing secular changes in its print and publishing operations and to further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. The 2020 Restructuring Plan included (i) a reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, (ii) the closure of certain warehouse facilities and retail stores, (iii) adjustments to various compensation plans, (iv) repositioning of inventory to expand the Company's service radius and (v) other actions. The 2020 Restructuring Plan was substantially complete as of December 31, 2021, with remaining charges of approximately $4 million expected to be incurred through the end of 2022. See Note 4 of the Notes to Condensed Consolidated Financial Statements for information related to the Company's restructuring efforts.

Company Strategy

Veritiv continues to execute against its long-term strategy to be the leading provider of business-to-business packaging products and services, as well as paper and facility solutions products and services. The Company continues to invest in organic packaging growth including selling and supply chain capabilities, and to pursue inorganic packaging growth opportunities. The Company also continues to evaluate alternatives for non-core components of our business including potential divestitures.

Business Overview

Veritiv is a leading North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions and print-based products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established on July 1, 2014 following the merger of International Paper Company's xpedx distribution solutions business and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. Veritiv operates primarily throughout the U.S., Canada and Mexico.

Veritiv's business is organized under three reportable segments: Packaging, Facility Solutions and Print Solutions. This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as the Veritiv logistics solutions business which provides transportation and warehousing solutions. The following summary describes the products and services offered in each of the reportable segments:
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

•Print Solutions – The Print Solutions segment helps customers optimize their printed communication by sourcing and distributing sustainable papers through a global network of suppliers. The Print Solutions segment sells and distributes commercial printing, writing and copying products and services primarily in North America. Veritiv's broad geographic platform of operations and services, coupled with the breadth of paper and graphics products, including exclusive private brand offerings, provides a comprehensive suite of solutions in paper procurement, print management, supply chain and distribution. This segment's customer base includes commercial printers, marketers, corporate end users, publishers and retailers.

Seasonality

The Company's operating results are subject to seasonal influences.  Historically, its higher consolidated net sales have occurred during the third and fourth quarters while its lowest consolidated net sales have occurred during the first quarter. The Packaging segment net sales have traditionally increased each quarter throughout the year and net sales for the first quarter have typically been less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that build up to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment have traditionally peaked in the third quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and from back-to-school activities. Within the Print Solutions segment, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year. The COVID-19 pandemic has had minor disruptions to the Company's seasonal patterns in net sales across all segments and on a consolidated basis due to the impacts of the pandemic on many of Veritiv's customers. The duration and extent of the COVID-19 pandemic is uncertain and the magnitude of continuing seasonality disruption is difficult to predict.

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2022	2021	$	%
Net sales	$1,858.1	$1,559.3	$298.8	19.2%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,455.4	1,238.1	217.3	17.6%
Distribution expenses	112.2	101.5	10.7	10.5%
Selling and administrative expenses	187.9	166.4	21.5	12.9%
Depreciation and amortization	12.7	14.5	(1.8)	(12.4)%
Restructuring charges, net	2.7	4.3	(1.6)	(37.2)%
Operating income (loss)	87.2	34.5	52.7	152.8%
Interest expense, net	3.5	5.1	(1.6)	(31.4)%
Other (income) expense, net	(0.6)	(1.0)	0.4	40.0%
Income (loss) before income taxes	84.3	30.4	53.9	177.3%
Income tax expense (benefit)	5.8	9.1	(3.3)	(36.3)%
Net income (loss)	$78.5	$21.3	$57.2	268.5%

Net Sales
For the three months ended March 31, 2022, net sales increased by $298.8 million, or 19.2%. Net sales increased in all reportable segments with the Packaging segment's net sales responsible for approximately 50% of the total increase. Inflationary market price increases primarily in the Company's Packaging and Print Solutions product portfolio continued throughout the first quarter of 2022 and contributed to the increased net sales while net sales across the non-Packaging segments in the first quarter of 2021 were negatively impacted by the COVID-19 pandemic. To the extent feasible, the Company has adjusted its prices to reflect the impact of inflation on the cost of purchased materials and services. Also, despite constraints in the broader supply chain, the Company was able to mitigate some of the impact to its customers through leveraging its portfolio of suppliers and its North American supply chain network. Management expects higher market prices and marketplace supply chain challenges to continue throughout 2022. See the "Segment Results" section for additional discussion.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three months ended March 31, 2022, cost of products sold increased primarily due to higher net sales. Cost of products sold increased at a slower rate than net sales due to improvements in pricing, as well as changes in segment mix.

Distribution Expenses
For the three months ended March 31, 2022, distribution expenses increased by $10.7 million, or 10.5%. The increase was primarily due to (i) an $8.4 million increase in freight and logistics expense and (ii) a $1.0 million increase in wages and temporary employee expenses. The increase in freight and logistics expense was primarily driven by an increase in third-party freight and fuel expenses related to higher sales volume and higher diesel fuel and carrier prices.

Selling and Administrative Expenses
For the three months ended March 31, 2022, selling and administrative expenses increased by $21.5 million, or 12.9%. The increase was primarily due to (i) a $17.1 million increase in personnel expenses and (ii) a $6.8 million increase in professional fees expense, partially offset by a $1.5 million decrease in bad debt expense. The increase in personnel expenses was primarily driven by (i) an increase in commission expenses due to higher net sales, (ii) an increase in travel and entertainment expenses and (iii) higher incentive compensation expense.

Depreciation and Amortization
For the three months ended March 31, 2022, depreciation and amortization was slightly lower than the same period in 2021. The decrease was primarily driven by lower depreciation on information technology related assets.

Restructuring Charges, Net
For the three months ended March 31, 2022, restructuring charges, net, decreased by $1.6 million, or 37.2%. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts.

Interest Expense, Net
For the three months ended March 31, 2022, interest expense, net, decreased by $1.6 million, or 31.4%. The decrease was primarily due to (i) lower average interest rates and (ii) a lower average balance on the Company's ABL Facility.

Other (Income) Expense, Net
For the three months ended March 31, 2022, other (income) expense, net, was income of $0.6 million. This was a net unfavorable change of $0.4 million as compared to the same period in 2021. The unfavorable change was primarily due to higher pension expenses.

Effective Tax Rate
Veritiv's effective tax rates were 6.9% and 29.9% for the three months ended March 31, 2022 and 2021, respectively. The difference between the Company's effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to vesting of stock compensation, non-deductible expenses, state income taxes (net of federal income tax benefit), tax credits and the Company's pre-tax book income (loss) by jurisdiction. Additionally, the effective tax rate for the three months ended March 31, 2022 includes recognition of a deferred tax asset on the Company's investment in a foreign subsidiary.

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

Prior to the fourth quarter of 2021, Veritiv was unable to compute the impact of changes in sales volume based on changes in sales of each individual product for the Packaging and Facility Solutions segments. Rather, the Company assumed that the margin stayed constant and estimated the volume impact based on changes in cost of products sold as a proxy for the change in sales volume. After any other significant sales variances were identified, the remaining sales variance was attributed to price/mix. As a result of the Company’s information technology enhancements, the Company has improved its insight into products within these segments and is able to isolate the change in sales attributed to volume and price separately at the item level for the majority of products and thus it no longer needs to rely on cost of products sold as a proxy for the changes in sales volumes.

The Company approximates foreign currency effects by applying the foreign currency exchange rate for the prior period to the local currency results for the current period. The Company believes the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

The Company believes that the historical decline in demand for paper and related products is due to the widespread use of electronic media and permanent product substitution, more e-commerce, less print advertising, fewer catalogs and a reduced volume of direct mail, among other factors. In the long term, this trend is expected to continue and will place continued pressure on the Company’s revenues and profit margins and make it more difficult to maintain or grow Adjusted EBITDA within the Print Solutions segment. In the short term, shortages in the supply chain and product cost inflation have resulted in higher paper and related product prices. The Company believes the shortage of supply is due to mill closures and conversions and international supply chain disruptions, which have been accelerated by the COVID-19 pandemic. Higher prices, if continued over the longer term, could further accelerate demand decline.

Included in the following tables are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print Solutions	Corporate & Other
Three Months Ended March 31, 2022
Net sales	$1,003.1	$229.4	$596.6	$29.0
Adjusted EBITDA	97.4	13.4	54.6	(45.9)
Adjusted EBITDA as a % of net sales	9.7%	5.8%	9.2%	*

Three Months Ended March 31, 2021
Net sales	$854.6	$206.1	$471.3	$27.3
Adjusted EBITDA	78.0	11.5	17.4	(47.4)
Adjusted EBITDA as a % of net sales	9.1%	5.6%	3.7%	*
* - not meaningful

See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of net income (loss) as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2022	2021	$	%
Net sales	$1,003.1	$854.6	$148.5	17.4%
Adjusted EBITDA	97.4	78.0	19.4	24.9%
Adjusted EBITDA as a % of net sales	9.7%	9.1%		60 bps

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2022 vs. 2021
Volume	$44.0
Foreign currency	(5.5)
Price/Mix	110.0
Total change	$148.5

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

Net sales increased $148.5 million, or 17.4%, as compared to the same period in 2021. The net sales increase was primarily attributable to higher market prices and increased sales volume in all product categories and end use sectors, partially offset by unfavorable foreign currency impacts. Sales to healthcare, wholesale and retail and consumer electronics customers improved most significantly compared to the prior year period. Similar to prior year, net sales during the first quarter of 2022 were positively impacted by strong e-commerce demand. Management expects the strong demand and supply chain constraints to continue throughout 2022 and the Company has invested in additional inventory to support its customers.

Adjusted EBITDA increased $19.4 million, or 24.9%, as compared to the same period in 2021. The increase in Adjusted EBITDA was primarily attributable to (i) higher net sales and (ii) cost of products sold increasing at a slower rate than net sales, partially offset by (i) a $14.2 million increase in selling and administrative expenses and (ii) a $9.0 million increase in distribution expenses. The increase in selling and administrative expenses was primarily driven by (i) a $10.9 million increase in personnel expenses and (ii) a $4.7 million increase in professional fees expense, partially offset by a $1.6 million decrease in bad debt expense. The increase in personnel expenses was associated with (i) increased commission expenses driven by higher sales, (ii) higher wages and benefits to support the Company's Packaging growth strategy and (iii) an increase in travel and entertainment expenses. The increase in distribution expenses was primarily driven by (i) a $4.8 million increase in freight and logistics expense, (ii) a $2.9 million increase in facility rent expense driven by increased utilization of the distribution network and (iii) a $1.0 million increase in personnel expenses.

Facility Solutions

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2022	2021	$	%
Net sales	$229.4	$206.1	$23.3	11.3%
Adjusted EBITDA	13.4	11.5	1.9	16.5%
Adjusted EBITDA as a % of net sales	5.8%	5.6%		20 bps

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2022 vs. 2021
Volume	$39.8
Foreign currency	(3.6)
Price/Mix	(12.9)
Total change	$23.3

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

Net sales increased $23.3 million, or 11.3%, as compared to the same period in 2021. The net sales increase was primarily attributable to increased sales of towels and tissues, food service products and can liners primarily driven by overall demand improvements as compared to prior year, partially offset by lower market prices and unfavorable foreign currency impacts. As the COVID-19 pandemic restrictions were lifted, demand improved during the first quarter of 2022 as away-from-home activity resumed across the broader market place including at large entertainment and hospitality venues. This was partially offset by declining demand for the product categories of personal protective equipment, wipers and chemicals which experienced strong demand in 2021 due to COVID-19. Management expects the facility solutions future growth to follow the broader facility solutions away-from-home market throughout 2022.

Adjusted EBITDA increased $1.9 million, or 16.5%, as compared to the same period in 2021. The increase in Adjusted EBITDA was primarily attributable to higher net sales, partially offset by (i) cost of products sold increasing at a faster rate than net sales, (ii) a $1.4 million increase in distribution expenses and (iii) a $0.9 million increase in professional fees expense. The increase in distribution expenses was primarily driven by a $2.2 million increase in freight and logistics expense partially offset by a $0.9 million decrease in facility and equipment rent expense.

Print Solutions

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2022	2021	$	%
Net sales	$596.6	$471.3	$125.3	26.6%
Adjusted EBITDA	54.6	17.4	37.2	213.8%
Adjusted EBITDA as a % of net sales	9.2%	3.7%		550 bps

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2022 vs. 2021
Volume	$26.8
Foreign currency	(2.4)
Price/Mix	100.9
Total change	$125.3

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

Net sales increased $125.3 million, or 26.6%, as compared to the same period in 2021. The net sales increase was primarily attributable to higher market prices driven by strong demand compared to the prior year period when there was a significant negative impact on demand due to COVID-19 as well as increased sales volume, partially offset by unfavorable foreign currency impacts. Market demand for coated and uncoated paper grades was strong in the first quarter of 2022. Management expects the demand and supply imbalance to continue throughout 2022.

Adjusted EBITDA increased $37.2 million, or 213.8%, as compared to the same period in 2021. The Adjusted EBITDA increase was primarily attributable to (i) cost of products sold increasing at a slower rate than net sales, (ii) higher net sales and (iii) a $1.5 million decrease in distribution expenses, partially offset by a $4.0 million increase in selling and administrative expenses. The decrease in distribution expenses was primarily driven by a $2.8 million decrease in facility rent expense, offset by a $1.3 million increase in freight and logistics expense. The increase in selling and administrative expenses was primarily driven by a $3.1 million increase in personnel expenses, due to increased commission expense.

Corporate & Other

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2022	2021	$	%
Net sales	$29.0	$27.3	$1.7	6.2%
Adjusted EBITDA	(45.9)	(47.4)	1.5	3.2%

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

Net sales increased $1.7 million, or 6.2%, as compared to the same period in 2021. The net sales increase was primarily attributable to an increase in the price of freight brokerage services, partially offset by a decline in volume.

Adjusted EBITDA increased $1.5 million, or 3.2%, as compared to the same period in 2021. The Adjusted EBITDA increase was primarily driven by (i) a $1.3 million decrease in selling and administrative expenses, (ii) cost of products sold increasing at a slower rate than net sales and (iii) higher net sales. The decrease in selling and administrative expenses was primarily driven by a decrease in wages, partially offset by higher incentive compensation expense.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

The following table sets forth a summary of cash flows:

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash provided by (used for):
Operating activities	$(5.9)	$13.2
Investing activities	(7.1)	1.7
Financing activities	7.4	(26.1)

Analysis of Cash Flows
Operating Activities
Net cash from operating activities was lower by $19.1 million as compared to the prior year. The decrease was primarily due to the payment of $10.1 million of payroll taxes in the first quarter of 2022, which were previously deferred under the CARES Act. The remaining net unfavorable changes in the Company's accounts receivable, accounts payable and inventory, which were driven by revenue growth and other normal business activities, were partially offset by improved operating results.

Investing Activities
Net cash from investing activities was lower by $8.8 million as compared to the prior year, primarily due to the cash proceeds received from the sale of a business in the first quarter of 2021, totaling approximately $7.5 million, exceeding the proceeds received from asset sales in the current year period. Additionally, the Company's higher capital expenditures in the current year period were partially offset by the current year receipt of $2.1 million in insurance proceeds, which represented coverage for the structural damage sustained to one of its properties in the prior year.

Financing Activities
Net cash from financing activities was higher by $33.5 million as compared to the prior year. The increase was primarily due to a favorable change in book overdrafts, due to the timing of payments, lower net repayments under the Company's ABL Facility and lower common stock repurchases, which were partially offset by higher tax withholdings on share-based compensation. During the month ended March 31, 2022, the Company repurchased 78,025 shares of its common stock at a cost of $10.4 million under its 2022 Share Repurchase Program. During the first quarter of 2021, the Company repurchased 586,003 shares of its common stock at a cost of $24.6 million under its 2021 Share Repurchase Program.

At March 31, 2022, in conjunction with the announced sale of Veritiv Canada, Inc., $9.9 million of cash and cash equivalents was reclassified to assets-held-for-sale on the Condensed Consolidated Balance Sheet.

Funding and Liquidity Strategy

In 2021, the Company amended its ABL Facility to extend the maturity date to May 20, 2026, adjust the pricing grid for applicable interest rates and update certain provisions to facilitate the transition from LIBOR to a new replacement benchmark rate. All other significant terms remained substantially the same.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2022, the available additional borrowing capacity under the ABL Facility was approximately $576.6 million. As of March 31, 2022, the Company held $11.0 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At March 31,

2022, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

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

The 2020 Restructuring Plan was substantially complete as of December 31, 2021, with remaining charges of approximately $4 million expected to be incurred through the end of 2022. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's restructuring efforts. The Company currently estimates that during 2022 it will spend approximately $30 million for capital expenditures covering both maintenance and strategic investments. As provided by the CARES Act, in response to the COVID-19 pandemic the Company deferred $19.1 million of payroll taxes, which it had incurred through December 31, 2020. In January 2022 the Company paid $10.1 million of the deferred payroll taxes and currently expects to pay the remaining amount in December 2022. See Note 3 of the Notes to Condensed Consolidated Financial Statements for information regarding the Company's lease commitments, including leases that have not yet commenced. See Note 5 of the Notes to Condensed Consolidated Financial Statements for information regarding the Company's use of vendor-based financing arrangements. See Note 13 and Note 14 of the Notes to Condensed Consolidated Financial Statements for information regarding the sale of Veritiv Canada, Inc.

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

Critical Accounting Estimates

There have been no material changes to the Company's critical accounting estimate methodologies from those disclosed in Veritiv's Annual Report on Form 10-K for the year ended December 31, 2021. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies. Estimates are revised as additional information becomes available. See the "Use of Estimates" section of Note 1 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's estimates.

Recently Issued Accounting Standards

See Note 1 of the Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"). The 2022 Share Repurchase Program authorizes the Company, from time to time, to purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative or accelerated repurchase transactions, tender offers or otherwise, including Rule 10b5-1 trading plans, in accordance with all applicable securities laws and regulations. The timing and method of any repurchases, which will depend on a variety of market factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors. This authorization may be suspended, terminated, increased or decreased by the Board of Directors at any time.

The following table presents information with respect to purchases made by the Company of its common stock during the three months ended March 31, 2022 (shares are in whole units):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Program
January 1-31	31,323	$122.57	—	$—
February 1-28	18,677	$94.30	—	$—
March 1-31	270,743	$126.73	78,025	$189,570,387
(1) The total number of shares purchased includes: (i) shares purchased pursuant to the 2022 Share Repurchase Program (if any) and (ii) shares surrendered to the
Company to satisfy tax withholding obligations in connection with the vesting of stock units issued as part of the Company's equity-based incentive plans.
(2) This column discloses the number of shares purchased pursuant to the 2022 Share Repurchase Program during the indicated periods.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1†
Stock Purchase Agreement, dated March 17, 2022, among Paper Corporation of North America, Veritiv Canada, Inc., solely for purposes of Section 8.9 (and Article I and Article XI to the extent applicable to Section 8.9) of the Purchase Agreement, Veritiv Operating Company, Imperial Dade Canada Inc. and Imperial Bag & Paper Co. LLC, incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 18, 2022.

10.1*	Veritiv Corporation Executive Severance Plan, as amended and restated, effective September 30, 2020, and as further amended effective February 22, 2022.

10.2*	Offer Letter, dated as of October 28, 2020 between Veritiv Operating Company and Karen Renner.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITIV CORPORATION
(Registrant)

Date:	May 9, 2022	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2022	By: /s/ Lance D. Gebert
Name: Lance D. Gebert
Title: Corporate Controller
(Principal Accounting Officer)