Form 10-Q
period 2022-06-30
Veritiv Corp
filed 2022-08-09
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
or
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

The number of shares outstanding of the registrant's common stock as of August 2, 2022 was 13,964,859.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$1,820.7	$1,658.6	$3,678.8	$3,217.9
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,410.9	1,319.0	2,866.3	2,557.1
Distribution expenses	98.2	104.0	210.4	205.5
Selling and administrative expenses	180.7	177.8	368.6	344.2
Depreciation and amortization	11.1	14.3	23.8	28.8
Restructuring charges, net	1.4	5.2	4.1	9.5
Operating income (loss)	118.4	38.3	205.6	72.8
Interest expense, net	4.0	4.5	7.5	9.6
Other (income) expense, net	(6.6)	(1.7)	(7.2)	(2.7)
Income (loss) before income taxes	121.0	35.5	205.3	65.9
Income tax expense (benefit)	29.9	9.1	35.7	18.2
Net income (loss)	$91.1	$26.4	$169.6	$47.7

Earnings (loss) per share:
Basic	$6.24	$1.69	$11.55	$3.03
Diluted	$6.12	$1.62	$11.23	$2.89

Weighted-average shares outstanding:
Basic	14.61	15.58	14.69	15.73
Diluted	14.88	16.30	15.10	16.49

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$91.1	$26.4	$169.6	$47.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.5)	3.0	(1.9)	2.7
Reclassification of foreign currency translation adjustments due to sale of a business, net of tax (1)	9.5	0.0	9.5	0.0
Change in fair value of cash flow hedge, net of tax (1)	0.1	0.1	0.1	0.1
Pension liability adjustments, net of tax (1)	6.4	0.0	6.4	0.0
Reclassification adjustment on settlement of a pension plan, net of tax (1)	(7.0)	0.0	(7.0)	0.0
Other comprehensive income (loss)	4.5	3.1	7.1	2.8
Total comprehensive income (loss)	$95.6	$29.5	$176.7	$50.5
(1) Amounts shown are net of tax impacts, if any, which for the three and six months ended June 30, 2022, were $2.0 million for the reclassification of foreign currency translation adjustments due to sale of a business, $2.2 million for pension liability adjustments and $(4.0) million for the reclassification adjustment on settlement of a pension plan.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$32.1	$49.3
Accounts receivable, less allowances of $29.8 and $34.4, respectively	968.4	1,011.2
Inventories	423.8	484.5
Other current assets	127.5	132.7
Total current assets	1,551.8	1,677.7
Property and equipment (net of accumulated depreciation and amortization of $321.5 and $332.4, respectively)	135.2	162.9
Goodwill	96.3	99.6
Other intangibles, net	37.8	42.7
Deferred income tax assets	58.8	47.1
Other non-current assets	355.0	408.4
Total assets	$2,234.9	$2,438.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$533.4	$561.9
Accrued payroll and benefits	72.2	110.0
Other accrued liabilities	151.5	185.7
Current portion of debt	15.2	16.0
Total current liabilities	772.3	873.6
Long-term debt, net of current portion	398.3	499.7
Defined benefit pension obligations	4.1	7.2
Other non-current liabilities	376.3	422.1
Total liabilities	1,551.0	1,802.6
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 17.5 million and 17.0 million, respectively; shares outstanding - 14.3 million and 14.6 million, respectively	0.2	0.2
Additional paid-in capital	610.0	633.8
Accumulated earnings (deficit)	312.8	143.2
Accumulated other comprehensive loss	(17.2)	(24.3)
Treasury stock at cost - 3.2 million and 2.4 million shares, respectively	(221.9)	(117.1)
Total shareholders' equity	683.9	635.8
Total liabilities and shareholders' equity	$2,234.9	$2,438.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income (loss)	$169.6	$47.7
Depreciation and amortization	23.8	28.8
Amortization and write-off of deferred financing fees	0.8	0.7
Net (gains) losses on disposition of assets and sale of a business	(15.3)	(5.6)
Provision for expected credit losses	(0.1)	(0.3)
Deferred income tax provision (benefit)	(11.6)	1.3
Stock-based compensation	5.9	4.7
Other non-cash items, net	(7.0)	1.8
Changes in operating assets and liabilities
Accounts receivable	(51.4)	(36.2)
Inventories	(25.4)	(21.2)
Other current assets	(1.5)	0.4
Accounts payable	23.4	58.9
Accrued payroll and benefits	(31.8)	(13.9)
Other accrued liabilities	(13.9)	(18.6)
Other	(3.2)	1.6
Net cash provided by (used for) operating activities	62.3	50.1
Investing activities
Property and equipment additions	(11.6)	(9.1)
Proceeds from asset sales and sale of a business, net of cash transferred	139.4	11.3
Proceeds from insurance related to property and equipment	3.5	—
Net cash provided by (used for) investing activities	131.3	2.2
Financing activities
Change in book overdrafts	12.9	(6.3)
Borrowings of long-term debt	3,111.5	2,845.1
Repayments of long-term debt	(3,190.9)	(2,909.0)
Payments under right-of-use finance leases	(6.3)	(6.7)
Payments under vendor-based financing arrangements	(3.2)	—
Deferred financing fees	—	(3.3)
Purchase of treasury stock	(104.8)	(50.4)
Impact of tax withholding on share-based compensation	(29.7)	(8.3)
Other	0.3	0.7
Net cash provided by (used for) financing activities	(210.2)	(138.2)
Effect of exchange rate changes on cash	(0.6)	0.0
Net change in cash and cash equivalents	(17.2)	(85.9)
Cash and cash equivalents at beginning of period	49.3	120.6
Cash and cash equivalents at end of period	$32.1	$34.7
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$57.8	$26.0
Cash paid for interest	6.4	8.6
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases and vendor-based financing arrangements	$18.1	$0.4
Non-cash additions to other non-current assets for right-of-use operating leases	37.3	24.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, unaudited)

	2022
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	17.0	$0.2	$633.8	$143.2	$(24.3)	(2.4)	$(117.1)	$635.8
Net income (loss)				78.5				78.5
Other comprehensive income (loss)					2.6			2.6
Stock-based compensation			2.8					2.8
Issuance of common stock, net of stock received for minimum tax withholdings	0.5	0.0	(29.5)					(29.5)
Treasury stock purchases						(0.1)	(10.4)	(10.4)
Balance at March 31, 2022	17.5	$0.2	$607.1	$221.7	$(21.7)	(2.5)	$(127.5)	$679.8
Net income (loss)				91.1				91.1
Other comprehensive income (loss)					4.5			4.5
Stock-based compensation			3.1					3.1
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	(0.2)					(0.2)
Treasury stock purchases						(0.7)	(94.4)	(94.4)
Balance at June 30, 2022	17.5	$0.2	$610.0	$312.8	$(17.2)	(3.2)	$(221.9)	$683.9
(1) Accumulated other comprehensive loss.

	2021
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	16.6	$0.2	$634.9	$(1.4)	$(33.5)	(0.7)	$(17.1)	$583.1
Net income (loss)				21.3				21.3
Other comprehensive income (loss)					(0.3)			(0.3)
Stock-based compensation			1.2					1.2
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(3.3)					(3.3)
Treasury stock purchases						(0.6)	(24.6)	(24.6)
Balance at March 31, 2021	16.8	$0.2	$632.8	$19.9	$(33.8)	(1.3)	$(41.7)	$577.4
Net income (loss)				26.4				26.4
Other comprehensive income (loss)					3.1			3.1
Stock-based compensation			3.5					3.5
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(5.0)					(5.0)
Treasury stock purchases						(0.4)	(25.8)	(25.8)
Balance at June 30, 2021	17.0	$0.2	$631.3	$46.3	$(30.7)	(1.7)	$(67.5)	$579.6
(1) Accumulated other comprehensive loss.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions and print-based products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established in 2014, following the merger of International Paper Company's xpedx distribution solutions business and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. ("Unisource"). Veritiv operates primarily throughout the United States ("U.S.") and Mexico.

On May 2, 2022, the Company completed the sale of its Veritiv Canada, Inc. business to Imperial Dade Canada Inc. The Company recognized a preliminary gain of approximately $10.0 million. Veritiv received initial net cash proceeds of approximately $147.4 million. The gain and cash proceeds are subject to customary working capital adjustments during the 90-day period following the sale close date. The Company used the proceeds to support the 2022 Share Repurchase Program, to pay down outstanding debt and to fund capital priorities and growth initiatives. The sale included substantially all of the Company's facility solutions and print operations in Canada, and a majority of the Company's Canada-based packaging business, which primarily serves food service customers. The Company maintains the ability to supply packaging solutions to the Canadian locations of certain U.S.-based customers. The sale does not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation. Upon closing of the sale, Veritiv’s approximately 900 employees in Canada became employees of Imperial Dade Canada Inc. See Note 13, Divestitures, for additional information regarding the sale of Veritiv Canada, Inc.

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

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, revenue recognition, right-of-use ("ROU") asset and liability valuations, accounts and notes receivable valuations, inventory valuation, employee benefit plans, long-term incentive plans, income tax contingency accruals and valuation allowances, multi-employer pension plan ("MEPP") withdrawal liabilities, contingency accruals, goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

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

Recently Issued Accounting Standards Not Yet Adopted

ASU 2020-04, Reference Rate Reform (Topic 848). This standard provides temporary optional expedients and exceptions to accounting guidance for certain contract modifications and hedging arrangements to ease financial reporting burdens as the market transitions from the London Interbank Offered Rate ("LIBOR") and other interbank reference rates to alternative reference rates. The guidance is available for prospective application upon its issuance and can generally be applied to contract modifications and hedging relationships entered into March 12, 2020 through December 31, 2022. The Company has long-term debt for which existing payments are based on LIBOR. The Company's Asset-Based Lending Facility includes certain provisions, which are not yet in effect, to facilitate the transition from LIBOR to a new replacement benchmark rate. Currently, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, estimated inventory returns were not significant.

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

See the table below for a year-to-date summary of the changes to the customer contract liabilities balance:

	Customer Contract Liabilities
(in millions)	2022	2021
Balance at January 1,	$21.8	$12.2
Payments received	28.7	25.5
Revenue recognized from beginning of year balance	(13.1)	(10.6)
Revenue recognized from current year receipts	(17.5)	(14.4)
Other adjustments (1)	(0.9)	—
Balance at June 30,	$19.0	$12.7
(1) Reflects liabilities removed as part of the sale of a business. See Note 13, Divestitures, for information on the sale of Veritiv Canada, Inc.

Historically, the Company's ten largest customers have generated approximately 10% - 15% of its consolidated annual net sales. Veritiv's principal markets are concentrated primarily across North America. Approximately 90% of its net sales through June 30, 2022 were generated in the U.S. Prior to the divestiture, Veritiv's Canadian business represented approximately 10% of its net sales. Veritiv evaluated the nature of the products and services provided to its customers as well as the nature of the customer and the geographical distribution of its customer base and determined that the best representative level of disaggregated revenue is the product category basis. The following is a brief description of the Company's three reportable segments, organized by major product category. This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category, which includes certain assets and costs not primarily attributable to any of the reportable segments, as well as the Veritiv logistics solutions business which provides transportation and warehousing solutions.

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

Allowance for Credit Losses

The components of the accounts receivable allowances were as follows:

(in millions)	June 30, 2022	December 31, 2021
Allowance for credit losses	$20.6	$23.7
Other allowances(1)	9.2	10.7
Total accounts receivable allowances	$29.8	$34.4
(1) Includes amounts reserved for credit memos, customer discounts, customer short pays and other miscellaneous items.

Below is a year-to-date rollforward of the Company’s allowance for credit losses:

	Packaging and Facility Solutions		Print Solutions - High Risk		Print Solutions - Medium/Low Risk
(in millions)	U.S.	Canada	U.S.	Canada	U.S.(1)	Canada	Rest of world	Corporate & Other(2)	Total
Balance at December 31, 2021	$12.6	$1.0	$6.2	$0.5	$1.7	$0.0	$1.0	$0.7	$23.7
Add / (Deduct):
Provision for expected credit losses	0.7	0.1	(0.5)	0.0	(0.2)	0.0	0.1	0.3	0.5
Write-offs charged against the allowance	(0.9)	—	(0.6)	—	(0.1)	—	—	0.0	(1.6)
Recoveries of amounts previously written off	0.2	—	0.1	—	0.1	—	—	0.1	0.5
Other adjustments(3)	—	(1.1)	(0.8)	(0.5)	0.2	0.0	(0.2)	(0.1)	(2.5)
Balance at June 30, 2022	$12.6	$—	$4.4	$—	$1.7	$—	$0.9	$1.0	$20.6
(1) Reflects the combined results for print and publishing operations.
(2) Corporate & Other has only U.S. operations.
(3) Other adjustments represent amounts reserved for foreign currency translation adjustments and reserves for certain customer accounts where revenue is not recognized because collectability is not probable. These adjustments may also include accounts receivable allowances recorded in connection with acquisitions and divestitures.

The Company, under certain circumstances, enters into note receivable agreements with customers. Expected credit losses are recognized when collectability is uncertain; these losses are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2022 and 2021, the Company recognized $(0.6) million and $0.3 million, respectively, in the provision for expected credit losses related to these notes receivable. At June 30, 2022 and December 31, 2021, the Company held $1.1 million and $0.5 million, respectively, in notes receivable, which is reflected within other current assets on the Condensed Consolidated Balance Sheets.

3. LEASES

The Company leases certain property and equipment used for operations to limit its exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment. As of June 30, 2022, the Company operated from approximately 95 distribution centers of which approximately 90 were leased. These facilities are strategically located throughout the U.S. and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions.

The components of lease expense were as follows:

(in millions)		Three Months Ended June 30,		Six Months Ended June 30,
Lease Classification	Financial Statement Classification	2022	2021	2022	2021
Short-term lease expense(1)	Operating expenses	$0.8	$0.8	$1.6	$1.8

Operating lease expense(2)	Operating expenses	$23.0	$25.4	$48.1	$51.0

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$2.8	$3.6	$6.5	$7.3
Interest expense	Interest expense, net	0.4	0.7	1.1	1.4
Total finance lease expense		$3.2	$4.3	$7.6	$8.7

Total Lease Cost		$27.0	$30.5	$57.3	$61.5
(1) Short-term lease expense is comprised of expenses related to leases with a term of twelve months or less, which includes expenses related to month-to-month leases.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were not significant for the periods presented.

Supplemental balance sheets and other information were as follows:

(in millions, except weighted-average data)		June 30, 2022	December 31, 2021
Lease Classification	Financial Statement Classification
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$330.9	$375.6

Operating lease obligations - current	Other accrued liabilities	$71.5	$80.2
Operating lease obligations - non-current	Other non-current liabilities	291.5	329.3
Total operating lease obligations		$363.0	$409.5

Weighted-average remaining lease term in years		6.2	6.2
Weighted-average discount rate		4.4%	4.5%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$31.9	$66.3

Finance lease obligations - current	Current portion of debt	$9.7	$13.9
Finance lease obligations - non-current	Long-term debt, net of current portion	25.6	58.9
Total finance lease obligations		$35.3	$72.8

Weighted-average remaining lease term in years		3.9	6.4
Weighted-average discount rate		3.9%	3.7%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Six Months Ended June 30,
Lease Classification	Financial Statement Classification	2022	2021
Operating Leases:
Operating cash flows from operating leases	Operating activities	$48.3	$52.7

Finance Leases:
Operating cash flows from finance leases	Operating activities	$1.1	$1.4
Financing cash flows from finance leases	Financing activities	6.3	6.7

Lease Commitments

Future minimum lease payments at June 30, 2022 were as follows:

(in millions)	Finance Leases	Operating Leases (1)
2022 (excluding the six months ended June 30, 2022)	$5.8	$45.7
2023	9.4	79.6
2024	7.8	66.7
2025	7.2	55.0
2026	4.5	50.7
2027	2.4	44.1
Thereafter	1.6	75.1
Total future minimum lease payments	38.7	416.9
Amount representing interest	(3.4)	(53.9)
Total future minimum lease payments, net of interest	$35.3	$363.0
(1) Future sublease income of $1.6 million is excluded from the operating leases amount in the table above.

Total future minimum lease payments at June 30, 2022 for finance and operating leases, including the amount representing interest, are comprised of $411.7 million for real estate leases and $43.9 million for non-real estate leases.

4. RESTRUCTURING CHARGES

2020 Restructuring Plan

During 2020, the Company initiated a restructuring plan (the "2020 Restructuring Plan") to (1) respond to the impact of the COVID-19 pandemic on its business operations, (2) address the ongoing secular changes in its print and publishing operations and (3) further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. The 2020 Restructuring Plan was substantially complete as of December 31, 2021, with remaining charges of approximately $2 million expected to be incurred during the second half of 2022.
Other direct costs reported in the tables below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives; unless otherwise indicated, costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals.

The following table presents a summary of restructuring charges, net, related to restructuring initiatives that were incurred during the six months ended June 30, 2022 and the cumulative amounts since the initiatives began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other (non-cash portion)	Total
2022	$0.5	$3.9	$(0.3)	$4.1
Cumulative	41.3	34.6	(4.2)	71.7

The following is a summary of the Company's 2020 Restructuring Plan liability activity for the current year:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2021	$4.7	$3.7	$8.4
Costs incurred	0.4	1.4	1.8
Payments	(2.3)	(2.1)	(4.4)
Balance at March 31, 2022	2.8	3.0	5.8
Costs incurred	0.1	0.7	0.8
Payments	(0.6)	(1.1)	(1.7)
Balance at June 30, 2022	$2.3	$2.6	$4.9

In addition to the costs incurred in the table above, during the three and six months ended June 30, 2022, the Company expensed $0.9 million and $1.8 million, respectively, of Other Direct Costs, which was prepaid at December 31, 2021. For the three and six months ended June 30, 2022, the Company recognized non-cash net gains of $0.3 million from lease terminations and retirement of assets.

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

In addition to the costs incurred in the table above, during the three and six months ended June 30, 2021, the Company expensed $1.9 million and $3.8 million, respectively, of Other Direct Costs, which was prepaid at December 31, 2020. For the three and six months ended June 30, 2021, the Company recognized non-cash net gains of $0.5 million from lease terminations and retirement of assets.

In addition to the 2020 Restructuring Plan, the Company has recorded other restructuring liabilities related to the previous restructuring plans that as of June 30, 2022, totaled $21.7 million, of which $18.3 million was related to MEPP withdrawal obligations that will be paid-out over an approximate 20-year period. These other liabilities as of December 31, 2021, totaled $22.2 million, of which $18.8 million was related to MEPP withdrawal obligations.

See Note 12, Segment and Other Information, for the impact that charges from these restructuring plans had on the Company's reportable segments.

5. DEBT

The Company's debt obligations were as follows:

(in millions)	June 30, 2022	December 31, 2021
Asset-Based Lending Facility (the "ABL Facility")	$361.4	$440.8
Commercial card program	2.5	2.1
Vendor-based financing arrangements	14.3	—
Finance leases	35.3	72.8
Total debt	413.5	515.7
Less: current portion of debt	(15.2)	(16.0)
Long-term debt, net of current portion	$398.3	$499.7

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

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of June 30, 2022, the available additional borrowing capacity under the ABL Facility was approximately $622.4 million. As of June 30, 2022, the Company held $9.4 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At June 30, 2022, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Commercial Card Program

The Company has a commercial purchasing card program that is used for business purpose purchasing and must be paid in-full monthly. At June 30, 2022, the card carried a maximum credit limit of $37.5 million. At June 30, 2022 and December 31, 2021, $2.5 million and $2.1 million, respectively, was outstanding on the commercial card. The net change in the outstanding balance is included in other financing activities on the Condensed Consolidated Statements of Cash Flows.

Vendor-Based Financing Arrangements

On occasion, the Company enters into long-term vendor-based financing arrangements with suppliers to obtain products, services or property in exchange for extended payment terms. During the six months ended June 30, 2022, the Company entered into a vendor-based financing agreement with a principal amount of $18.5 million to finance the acquisition of certain internal use software licenses which will be paid in annual installments over a five-year term. At June 30, 2022, the vendor-based financing arrangement had an outstanding balance of $14.3 million. In order to determine the present value of the commitments, the Company used an imputed interest rate of 3.17%. The payments associated with this arrangement are classified as financing activities on the Condensed Consolidated Statements of Cash Flows.

6. INCOME TAXES

The Company calculated the expense or benefit for income taxes during the three and six months ended June 30, 2022 and 2021, by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting periods.

The following table presents the Company's expense (benefit) for income taxes and the effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Income (loss) before income taxes	$121.0	$35.5	$205.3	$65.9
Income tax expense (benefit)	29.9	9.1	35.7	18.2
Effective tax rate	24.7%	25.6%	17.4%	27.6%

The difference between the Company's effective tax rates for the three and six months ended June 30, 2022 and 2021 and the U.S. statutory tax rate of 21.0% primarily relates to vesting of stock compensation, state income taxes (net of federal income tax benefit), non-deductible expenses, tax credits and the Company's pre-tax book income (loss) by jurisdiction. Additionally, the effective tax rate for the three and six months ended June 30, 2022 includes a tax benefit on the disposition of the Company's investment in a foreign subsidiary.

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

During the three months ended June 30, 2022, the Company completed the sale of its Veritiv Canada, Inc. business. As a result of the sale, a pension settlement occurred, which required an interim remeasurement of Veritiv Canada Inc.'s defined benefit pension plan obligations as of the date of the sale. The Company ultimately recognized a gain of $7.0 million on the settlement of the Veritiv Canada Inc. defined benefit plans, which was included in other (income) expense, net on the Condensed Consolidated Statement of Operations. See Note 13, Divestitures, for additional information regarding the sale of Veritiv Canada, Inc.

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

Total net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.7	$0.0	$0.6	$0.1

Interest cost	$0.3	$(1.0)	$0.2	$0.5
Expected return on plan assets	(0.4)	1.9	(1.1)	(1.1)
Settlement (gain) loss	—	(7.0)	—	—
Amortization of net loss	—	(0.1)	0.0	0.1
Total other components	$(0.1)	$(6.2)	$(0.9)	$(0.5)
Net periodic benefit cost (credit)	$0.6	$(6.2)	$(0.3)	$(0.4)

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$1.5	$0.1	$1.2	$0.2

Interest cost	$0.6	$(0.4)	$0.5	$1.0
Expected return on plan assets	(0.9)	0.8	(2.2)	(2.1)
Settlement (gain) loss	—	(7.0)	—	—
Amortization of net loss	—	(0.1)	0.0	0.1
Total other components	$(0.3)	$(6.7)	$(1.7)	$(1.0)
Net periodic benefit cost (credit)	$1.2	$(6.6)	$(0.5)	$(0.8)

The components of net periodic benefit cost (credit) other than the service cost component are included in other (income) expense, net on the Condensed Consolidated Statements of Operations. Amounts are generally amortized from AOCL over the expected future working lifetime of active plan participants.

8. FAIR VALUE MEASUREMENTS

At June 30, 2022 and December 31, 2021, the carrying amounts of cash and cash equivalents, receivables, payables, other components of other current assets and other accrued liabilities, and the short-term debt associated with the commercial card program approximate their fair values due to the short maturity of these items. Cash and cash equivalents may include highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash.

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

At June 30, 2022 and December 31, 2021, the Company had assets-held-for-sale of $1.2 million and $1.2 million, respectively. These assets are included, at the lower of their carrying value or fair value, within the current assets section of the Condensed Consolidated Balance Sheets.

At June 30, 2022, the Company held a goodwill balance of $96.3 million for its Packaging reportable segment. Additionally, at June 30, 2022, the Company held an other intangibles, net asset balance of $37.8 million for its Packaging and Facility Solutions reportable segments, related to its customer relationships. As a result of the announced sale of Veritiv Canada, Inc. in the first quarter of 2022, which the Company concluded represented a triggering event, the Company reviewed its goodwill and other intangible assets for possible impairment indicators. Utilizing Level 3 data (internal data such as the Company's operating and cash flow projections), the Company allocated $3.3 million of its goodwill balance and $2.6 million of its other intangibles, net asset balance to the divested Canadian business. The fair value analyses used in the impairment assessments for the retained goodwill and other intangibles, net asset also relied upon Level 3 data. Management determined that the carrying values of the goodwill and other intangibles, net asset for both the Veritiv Canada, Inc. business and the remaining Veritiv business were not impaired. The divestiture of Veritiv Canada, Inc. is more fully described in Note 13, Divestitures. There were no other impairment triggering events or other unusual changes to these assets.

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

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Numerator:
Net income (loss)	$91.1	$26.4	$169.6	$47.7

Denominator:
Weighted-average shares outstanding – basic	14.61	15.58	14.69	15.73
Dilutive effect of stock-based awards	0.27	0.72	0.41	0.76
Weighted-average shares outstanding – diluted	14.88	16.30	15.10	16.49

Earnings (loss) per share:
Basic	$6.24	$1.69	$11.55	$3.03
Diluted	$6.12	$1.62	$11.23	$2.89

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	0.00	0.00	0.08	0.00
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.07	0.07	0.00	0.07

10. SHAREHOLDERS' EQUITY

Share Repurchase Programs

On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"). The 2022 Share Repurchase Program authorizes the Company, from time to time, to purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative or accelerated repurchase transactions, tender offers or otherwise, including Rule 10b5-1 trading plans, in accordance with all applicable securities laws and regulations. The timing and method of any repurchases, which will depend on a variety of market factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors. This authorization may be suspended, terminated, increased or decreased by the Board of Directors at any time. During the three and six months ended June 30, 2022, the Company repurchased 698,645 and 776,670 shares, respectively, of its common stock at a cost of $94.4 million and $104.8 million, respectively, under its 2022 Share Repurchase Program.

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50 million share repurchase program (the "2021 Share Repurchase Program"), which was increased to $100 million in May 2021. Executing within the 2021 Share Repurchase Program, on March 9, 2021, Veritiv entered into a Share Repurchase Agreement with UWW Holdings, LLC (the "UWWH Stockholder"), pursuant to which the Company agreed to repurchase (the "Share Repurchase") an aggregate of 553,536 shares of its common stock owned by the UWWH Stockholder for an aggregate purchase price of $23.2 million. The Share Repurchase closed on March 12, 2021 and the Company funded the Share Repurchase with cash on hand. Concurrently with the closing of the Share Repurchase, the UWWH Stockholder sold the remainder of its shares of Veritiv common stock to an unrelated third party. During the three and six months ended June 30, 2021, the Company repurchased 449,940 and 1,035,943 shares, respectively, of its common stock at a cost of $25.8 million and $50.4 million, respectively, under its 2021 Share Repurchase Program. As of December 31, 2021, the Company had completed its repurchases under the 2021 Share Repurchase Program bringing the total purchases to $100 million, the authorized repurchase limit.

Veritiv Omnibus Incentive Plan

In accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units, Performance Share Units, Market Condition Performance Share Units and/or non-employee director grants (grants not deferred) vested during those periods. The net share issuance is included on the Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2022 and 2021. The related cash flow impacts are included in financing activities on the Condensed Consolidated Statements of Cash Flows. For additional information related to these plans, refer to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

See the table below for information related to these transactions:

(in millions)	2022	2021
Three months ended March 31,
Shares issued	0.7	0.3
Shares recovered for minimum tax withholding	(0.2)	(0.1)
Net shares issued	0.5	0.2

Three months ended June 30,
Shares issued	0.0	0.3
Shares recovered for minimum tax withholding	0.0	(0.1)
Net shares issued	0.0	0.2

Accumulated Other Comprehensive Loss ("AOCL")

Comprehensive income (loss) is reported on the Condensed Consolidated Statements of Comprehensive Income (Loss) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income (loss).

The following tables provide the components of AOCL (amounts are shown net of their related income tax effects, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2021	$(25.2)	$1.0	$(0.1)	$(24.3)
Unrealized net gains (losses) arising during the period	2.6	0.0	0.0	2.6
Net current period other comprehensive income (loss)	2.6	0.0	0.0	2.6
Balance at March 31, 2022	(22.6)	1.0	(0.1)	(21.7)
Unrealized net gains (losses) arising during the period	(4.5)	6.4	0.1	2.0
Amounts reclassified from AOCL	9.5	(7.0)	0.0	2.5
Net current period other comprehensive income (loss)	5.0	(0.6)	0.1	4.5
Balance at June 30, 2022	$(17.6)	$0.4	$0.0	$(17.2)

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2020	$(24.2)	$(9.1)	$(0.2)	$(33.5)
Unrealized net gains (losses) arising during the period	(0.3)	0.0	0.0	(0.3)
Net current period other comprehensive income (loss)	(0.3)	0.0	0.0	(0.3)
Balance at March 31, 2021	(24.5)	(9.1)	(0.2)	(33.8)
Unrealized net gains (losses) arising during the period	2.8	0.0	0.0	2.8
Amounts reclassified from AOCL	0.2	0.0	0.1	0.3
Net current period other comprehensive income (loss)	3.0	0.0	0.1	3.1
Balance at June 30, 2021	$(21.5)	$(9.1)	$(0.1)	$(30.7)

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

Western Pennsylvania Teamsters and Employers Pension Fund

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund"), a MEPP related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million, which was unchanged as of June 30, 2022.

During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Fund and recognized an estimated partial withdrawal liability of $6.5 million, which was unchanged as of June 30, 2022.

As of June 30, 2022, the Company has not yet received the determination letters for the full and partial withdrawals from the Western Pennsylvania Fund. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively.

Minneapolis Food Distributors Ind Pension Plan

During the fourth quarter of 2021, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a complete withdrawal from the Minneapolis Food Distributors Ind Pension Plan to take effect on July 31, 2022, and recognized an estimated complete withdrawal liability of $0.5 million as of December 31, 2021, which was unchanged as of June 30, 2022. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity. As of June 30, 2022, the Company has not yet received the determination letter for the complete withdrawal from the Minneapolis Food Distributors Ind Pension Plan. The Company expects that payments will occur over an approximate three-year period.

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

The following table presents net sales, Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges, net, integration and acquisition expenses and other similar charges including any severance costs, costs associated with warehouse and office openings or closings, consolidation, and relocation and other business optimization expenses, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges (benefits), fair value adjustments related to contingent liabilities assumed in mergers and acquisitions and certain other adjustments), which is the metric management uses to assess operating performance of the segments, and certain other measures for each of the reportable segments and Corporate & Other for the periods presented:

(in millions)	Packaging	Facility Solutions	Print Solutions	Total Reportable Segments	Corporate & Other	Total
Three Months Ended June 30, 2022
Net sales	$1,001.6	$195.8	$593.2	$1,790.6	$30.1	$1,820.7
Adjusted EBITDA	108.4	16.0	60.5	184.9	(48.6)
Depreciation and amortization	5.5	1.1	1.0	7.6	3.5	11.1
Restructuring charges, net	0.9	0.1	0.4	1.4	0.0	1.4

Three Months Ended June 30, 2021
Net sales	$915.0	$224.7	$489.0	$1,628.7	$29.9	$1,658.6
Adjusted EBITDA	95.4	10.4	22.2	128.0	(54.5)
Depreciation and amortization	6.4	1.9	1.6	9.9	4.4	14.3
Restructuring charges, net	3.1	0.6	0.8	4.5	0.7	5.2

Six Months Ended June 30, 2022
Net sales	$2,004.7	$425.2	$1,189.8	$3,619.7	$59.1	$3,678.8
Adjusted EBITDA	205.8	29.4	115.1	350.3	(94.5)
Depreciation and amortization	11.8	2.9	2.2	16.9	6.9	23.8
Restructuring charges, net	2.5	0.5	1.1	4.1	0.0	4.1

Six Months Ended June 30, 2021
Net sales	$1,769.6	$430.8	$960.3	$3,160.7	$57.2	$3,217.9
Adjusted EBITDA	173.4	21.9	39.6	234.9	(101.9)
Depreciation and amortization	12.5	3.9	3.2	19.6	9.2	28.8
Restructuring charges, net	5.8	1.1	2.4	9.3	0.2	9.5

The table below presents a reconciliation of net income (loss) as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$91.1	$26.4	$169.6	$47.7
Interest expense, net	4.0	4.5	7.5	9.6
Income tax expense (benefit)	29.9	9.1	35.7	18.2
Depreciation and amortization	11.1	14.3	23.8	28.8
Restructuring charges, net	1.4	5.2	4.1	9.5
Facility closure charges, including (gain) loss from asset disposition	(0.3)	(1.5)	(0.9)	(1.2)
Stock-based compensation	3.1	3.5	5.9	4.7
LIFO reserve (decrease) increase	11.8	11.0	22.8	16.1
Non-restructuring severance charges	(0.2)	1.1	1.5	1.9
Non-restructuring pension charges (benefits)	(7.0)	—	(7.0)	—
Other	(8.6)	(0.1)	(7.2)	(2.3)
Adjustment for Corporate & Other	48.6	54.5	94.5	101.9
Adjusted EBITDA for reportable segments	$184.9	$128.0	$350.3	$234.9

In February 2021, a Veritiv warehouse incurred significant damage as a result of a severe weather event, which included damage to the building structure and contents, as well as a loss of inventory. The total amount of the incurred loss and restoration cost is currently estimated to be approximately $13 million, the majority of which is expected to be covered by the Company's various insurance policies. From the date of the incident, a total net benefit of $3.2 million has been recognized in selling and administrative expenses on the Company's statements of operations, of which $3.5 million was recognized in 2022. During the six months ended June 30, 2022, the Company received $3.5 million in reimbursement related to the structural damage, which is reported as proceeds from insurance related to property and equipment on the Condensed Consolidated Statement of Cash Flows. Insurance proceeds not related to the structural damage are reported as cash flows from operating activities.
13. DIVESTITURES

Veritiv Canada, Inc.

In March 2022, the Company signed a definitive agreement to sell its Veritiv Canada, Inc. business to Imperial Dade Canada Inc. for a purchase price of CAD $240 million (approximately U.S. $190 million) in cash payable at closing, subject to certain customary adjustments. The sale closed on May 2, 2022. The Company recognized a preliminary gain of approximately $10.0 million, which is included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. Veritiv received initial net cash proceeds of approximately $147.4 million, reflecting the purchase price adjusted for cash and target working capital, closing date debt and transaction fees, The net cash proceeds are reported as proceeds from asset sales and sale of a business in the investing activities section of the Condensed Consolidated Statements of Cash Flows. The gain and cash proceeds are subject to customary working capital adjustments during the 90-day period following the sale close date. The Company used the proceeds to support the 2022 Share Repurchase Program, to pay down outstanding debt and to fund capital priorities and growth initiatives. The sale included substantially all of the Company's facility solutions and print operations in Canada, and a majority of the Company's Canada-based packaging business, which primarily serves food service customers. The Company maintains the ability to supply packaging solutions to the Canadian locations of certain U.S.-based customers. The sale does not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation. Management determined that the carrying values of the goodwill and other intangible assets allocated to the Veritiv Canada, Inc. business were not impaired. Upon closing of the sale, Veritiv’s approximately 900 employees in Canada became employees of Imperial Dade Canada Inc. In connection with the closing, the Company entered into an agreement with the buyer for the provision of certain storage, order processing and/or fulfillment services for the small subset of Veritiv retained packaging customers.

Rollsource business

On March 31, 2021, the Company sold its legacy Print segment's Rollsource business, which provided specialized converting of commercial printing paper for distribution to the business-forms, direct-mail and digital-printing industries. The Company received cash proceeds of approximately $7.5 million, which were used to pay outstanding revolving loan borrowings under the ABL Facility. The cash proceeds, including those from the subsequent working capital adjustment, are reported as proceeds from asset sales and sale of a business in the investing activities section of the Condensed Consolidated Statements of Cash Flows. The Company recognized an initial pre-tax gain of $2.4 million on the sale, and in the second quarter of 2021, the Company received cash proceeds for and recognized an additional pre-tax gain of $0.7 million related to the post-closing working capital adjustment. Both gains are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations.

Other divestitures

The Company has on occasion divested of certain facilities. These property divestitures resulted in gains or losses, which were included in selling and administrative expenses or restructuring charges, net on the Condensed Consolidated Statements of Operations.

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

The following discussion of the Company's financial condition and results of operations for the three and six months ended June 30, 2022 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

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

Other Developments

Divestiture of Veritiv Canada, Inc.

On May 2, 2022, the Company completed the sale of its Veritiv Canada, Inc. business to Imperial Dade Canada Inc. The Company recognized a preliminary gain of approximately $10.0 million. Veritiv received initial net cash proceeds of approximately $147.4 million. The gain and cash proceeds are subject to customary working capital adjustments during the 90-day period following the sale close date. The Company used the proceeds to support the 2022 Share Repurchase Program, to pay down outstanding debt and to fund capital priorities and growth initiatives. The sale included substantially all of the Company's facility solutions and print operations in Canada, and a majority of the Company's Canada-based packaging business, which primarily serves food service customers. The Company maintains the ability to supply packaging solutions to the Canadian locations of certain U.S.-based customers. The sale does not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation. Upon closing of the sale, Veritiv’s approximately 900 employees in Canada became employees of Imperial Dade Canada Inc. This sale will allow Veritiv to continue to shift its portfolio to focus on its core packaging business, with an emphasis on higher growth, higher margin businesses, and further invest in building on its industry-leading capabilities. See Note 13 of the Notes to Condensed Consolidated Financial Statements for information regarding the sale of Veritiv Canada, Inc. The financial results of Veritiv Canada, Inc. are included in the Company's Condensed Consolidated Financial Statements for its partial year of 2022 and the six months ended June 30, 2021, included in this report, as the sale of that business was completed May 2, 2022.

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

2022 Share Repurchase Program

On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"), which replaced the Company's previous $100 million share repurchase program that was fully utilized as of December 31, 2021. The 2022 Share Repurchase Program authorizes the Company, from time to time, to purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative or accelerated repurchase transactions, tender offers or otherwise, including Rule 10b5-1 trading plans, in accordance with all applicable securities laws and regulations. The timing and method of any repurchases, which will depend on a variety of market factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors. This authorization may be suspended, terminated, increased or decreased by the Board of Directors at any time. During the three and six months ended June 30, 2022, the Company repurchased 698,645 and 776,670 shares, respectively, of its common stock at a cost of $94.4 million and $104.8 million, respectively, under its 2022 Share Repurchase Program. For the three and six months ended June 30, 2022, the average price paid per share under the 2022 Share Repurchase Program was $135.12 and $134.94, respectively. At June 30, 2022, the approximate dollar value of shares that may yet be purchased under the 2022 Share Repurchase Program was $95.2 million.

2020 Restructuring Plan

During 2020, the Company initiated a restructuring plan (the "2020 Restructuring Plan") in response to the impact of the COVID-19 pandemic on its business operations, ongoing secular changes in its print and publishing operations and to further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. The 2020 Restructuring Plan included (i) a reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, (ii) the closure of certain warehouse facilities and retail stores, (iii) adjustments to various compensation plans, (iv) repositioning of inventory to expand the Company's service radius and (v) other actions. The 2020 Restructuring Plan was substantially complete as of December 31, 2021, with remaining charges of approximately $2 million expected to be incurred during the second half of 2022. See Note 4 of the Notes to Condensed Consolidated Financial Statements for information related to the Company's restructuring efforts.

Company Strategy

Veritiv continues to execute against its long-term strategy to be the leading provider of business-to-business packaging products and services, as well as paper and facility solutions products and services. The Company continues to invest in organic packaging growth including selling and supply chain capabilities, and to pursue inorganic packaging growth opportunities. The Company also continues to evaluate alternatives for non-core components of its business, including potential divestitures.

Business Overview

Veritiv is a leading North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions and print-based products and services. Additionally, Veritiv provides logistics and supply chain management solutions to its customers. Veritiv was established on July 1, 2014 following the merger of International Paper Company's xpedx distribution solutions business and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. Veritiv operates primarily throughout the U.S. and Mexico.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2022	2021	$	%	2022	2021	$	%
Net sales	$1,820.7	$1,658.6	$162.1	9.8%	$3,678.8	$3,217.9	$460.9	14.3%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,410.9	1,319.0	91.9	7.0%	2,866.3	2,557.1	309.2	12.1%
Distribution expenses	98.2	104.0	(5.8)	(5.6)%	210.4	205.5	4.9	2.4%
Selling and administrative expenses	180.7	177.8	2.9	1.6%	368.6	344.2	24.4	7.1%
Depreciation and amortization	11.1	14.3	(3.2)	(22.4)%	23.8	28.8	(5.0)	(17.4)%
Restructuring charges, net	1.4	5.2	(3.8)	(73.1)%	4.1	9.5	(5.4)	(56.8)%
Operating income (loss)	118.4	38.3	80.1	209.1%	205.6	72.8	132.8	182.4%
Interest expense, net	4.0	4.5	(0.5)	(11.1)%	7.5	9.6	(2.1)	(21.9)%
Other (income) expense, net	(6.6)	(1.7)	(4.9)	(288.2)%	(7.2)	(2.7)	(4.5)	(166.7)%
Income (loss) before income taxes	121.0	35.5	85.5	240.8%	205.3	65.9	139.4	211.5%
Income tax expense (benefit)	29.9	9.1	20.8	228.6%	35.7	18.2	17.5	96.2%
Net income (loss)	$91.1	$26.4	$64.7	245.1%	$169.6	$47.7	$121.9	255.6%

Net Sales
For the three months ended June 30, 2022, net sales increased by $162.1 million, or 9.8%. After adjusting for the impact of the divestiture of the Canadian business, net sales increased in all reportable segments. The decrease in net sales resulting from the divestiture of the Canadian business for the three months ended June 30, 2022 was $107.4 million. Inflationary market price increases, primarily in the Company's Packaging and Print Solutions product portfolios, continued throughout the second quarter of 2022 and contributed to the increased net sales, while net sales in the Print Solutions segment in the second quarter of 2021 were negatively impacted by the COVID-19 pandemic. To the extent feasible, the Company has adjusted its prices to reflect the impact of inflation on the cost of purchased materials and services. Also, despite ongoing constraints in the broader supply chain, the Company was able to mitigate some of the impact to its customers through leveraging its portfolio of suppliers and its North American supply chain network. Management expects higher market prices and marketplace supply chain challenges to continue throughout 2022. See the "Segment Results" section for additional discussion.

For the six months ended June 30, 2022, net sales increased by $460.9 million, or 14.3%. After adjusting for the impact of the divestiture of the Canadian business, net sales increased in all reportable segments. The decrease in net sales resulting from the divestiture of the Canadian business for the six months ended June 30, 2022 was $76.3 million. Inflationary market price increases, primarily in the Company's Packaging and Print Solutions product portfolios, continued throughout the first half of 2022 and contributed to the increased net sales, while net sales in the Print Solutions segment in the first half of 2021 were negatively impacted by the COVID-19 pandemic. To the extent feasible, the Company has adjusted its prices to reflect the impact of inflation on the cost of purchased materials and services. Also, despite ongoing constraints in the broader supply chain, the Company was able to mitigate some of the impact to its customers through leveraging its portfolio of suppliers and its North American supply chain network. See the "Segment Results" section for additional discussion.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three and six months ended June 30, 2022, cost of products sold increased primarily due to higher net sales. Cost of products sold increased at a slower rate than net sales due to improvements in pricing, as well as changes in segment mix.

Distribution Expenses
For the three months ended June 30, 2022, distribution expenses decreased by $5.8 million, or 5.6%. The decrease was primarily due to a $10.2 million decrease related to the divestiture of the Canadian business, partially offset by a $4.5 million increase in freight and logistics expense driven by an increase in third-party freight and fuel expenses related to higher sales volume and higher diesel fuel and carrier prices.

For the six months ended June 30, 2022, distribution expenses increased by $4.9 million, or 2.4%. The increase was primarily due to (i) an $11.8 million increase in freight and logistics expense and (ii) a $1.6 million increase in personnel expenses, partially offset by an $8.1 million decrease related to the divestiture of the Canadian business. The increase in freight and logistics expense was primarily driven by an increase in third-party freight and fuel expenses related to higher sales volume and higher diesel fuel and carrier prices.

Selling and Administrative Expenses
For the three months ended June 30, 2022, selling and administrative expenses increased by $2.9 million, or 1.6%. The increase was primarily due to (i) an $11.5 million increase in personnel expenses, (ii) a $6.1 million increase in professional fees expense and (iii) a $1.8 million increase in bad debt expense, partially offset by a $10.0 million gain on the sale of the Canadian business and a $5.0 million decrease in expenses related to the divestiture of the Canadian business. The increase in personnel expenses was primarily driven by (i) an increase in commission expenses due to higher net sales and (ii) an increase in travel and entertainment expenses.

For the six months ended June 30, 2022, selling and administrative expenses increased by $24.4 million, or 7.1%. The increase was primarily due to (i) a $26.5 million increase in personnel expenses and (ii) a $12.7 million increase in professional fees expense, partially offset by (i) a $6.9 million higher net gain on the sale of a business as compared to the prior year, (ii) a $3.5 million gain from insurance proceeds and (iii) a $1.4 million decrease related to the divestiture of the Canadian business. The increase in personnel expenses was primarily driven by (i) an increase in commission expenses due to higher net sales and (ii) an increase in travel and entertainment expenses.

Depreciation and Amortization
For the three and six months ended June 30, 2022, depreciation and amortization was lower than the same period in 2021. The decrease was primarily driven by lower depreciation on information technology related assets and the divestiture of the Canadian business.

Restructuring Charges, Net
For the three months ended June 30, 2022, restructuring charges, net, decreased by $3.8 million, or 73.1%. For the six months ended June 30, 2022, restructuring charges, net, decreased by $5.4 million, or 56.8%. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts.

Interest Expense, Net
For the three months ended June 30, 2022, interest expense, net, decreased by $0.5 million, or 11.1%. The decrease was primarily due to a lower average balance on the Company's ABL Facility, partially offset by higher average interest rates.

For the six months ended June 30, 2022, interest expense, net, decreased by $2.1 million, or 21.9%. The decrease was primarily due to a lower average balance on the Company's ABL Facility, partially offset by higher average interest rates.

Other (Income) Expense, Net
For the three months ended June 30, 2022, other (income) expense, net, was income of $6.6 million. This was a net favorable change of $4.9 million as compared to the same period in 2021. The favorable change was primarily due to a $7.0 million gain on the settlement of the Canadian pension plans, which was triggered by the divestiture of the Canadian business, partially offset by higher pension expenses.

For the six months ended June 30, 2022, other (income) expense, net, was income of $7.2 million. This was a net favorable change of $4.5 million as compared to the same period in 2021. The favorable change was primarily due to a $7.0 million gain on the settlement of the Canadian pension plans, which was triggered by the divestiture of the Canadian business, partially offset by higher pension expenses.

Effective Tax Rate
Veritiv's effective tax rates were 24.7% and 25.6% for the three months ended June 30, 2022 and 2021, respectively. Veritiv's effective tax rates were 17.4% and 27.6% for the six months ended June 30, 2022 and 2021, respectively. The difference between the Company's effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to vesting of stock compensation, state income taxes (net of federal income tax benefit), non-deductible expenses, tax credits and the Company's pre-tax book income (loss) by jurisdiction. Additionally, the effective tax rate for the three and six months ended June 30, 2022 includes a tax benefit on the disposition of the Company's investment in a foreign subsidiary.

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

Segment Results
Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, restructuring charges, net, integration and acquisition expenses and other similar charges including any severance costs, costs associated with warehouse and office openings or closings, consolidation, and relocation and other business optimization expenses, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges (benefits), fair value adjustments related to contingent liabilities assumed in mergers and acquisitions and certain other adjustments) is the primary financial performance measure Veritiv uses to manage its businesses, to monitor its results of operations, to measure its performance against the ABL Facility and to incentivize its management.

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

The Company believes that the historical decline in demand for paper and related products is due to the widespread use of electronic media and permanent product substitution, more e-commerce, less print advertising, fewer catalogs and a reduced volume of direct mail, among other factors. In the long term, this trend is expected to continue and will place continued pressure on the Company’s revenues and profit margins and make it more difficult to maintain or grow Adjusted EBITDA within the Print Solutions segment. In the short term, shortages in the supply chain and product cost inflation have resulted in higher paper and related product prices. The Company believes the shortage of supply is due to mill closures and conversions and international supply chain disruptions, which may have been accelerated by the COVID-19 pandemic. Higher prices, if continued over the longer term, could further accelerate demand decline.

Included in the following tables are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print Solutions	Corporate & Other
Three Months Ended June 30, 2022
Net sales	$1,001.6	$195.8	$593.2	$30.1
Adjusted EBITDA	108.4	16.0	60.5	(48.6)
Adjusted EBITDA as a % of net sales	10.8%	8.2%	10.2%	*

Three Months Ended June 30, 2021
Net sales	$915.0	$224.7	$489.0	$29.9
Adjusted EBITDA	95.4	10.4	22.2	(54.5)
Adjusted EBITDA as a % of net sales	10.4%	4.6%	4.5%	*

Six Months Ended June 30, 2022
Net sales	$2,004.7	$425.2	$1,189.8	$59.1
Adjusted EBITDA	205.8	29.4	115.1	(94.5)
Adjusted EBITDA as a % of net sales	10.3%	6.9%	9.7%	*

Six Months Ended June 30, 2021
Net sales	$1,769.6	$430.8	$960.3	$57.2
Adjusted EBITDA	173.4	21.9	39.6	(101.9)
Adjusted EBITDA as a % of net sales	9.8%	5.1%	4.1%	*
* - not meaningful

See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of net income (loss) as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2022	2021	$	%	2022	2021	$	%
Net sales	$1,001.6	$915.0	$86.6	9.5%	$2,004.7	$1,769.6	$235.1	13.3%
Adjusted EBITDA	108.4	95.4	13.0	13.6%	205.8	173.4	32.4	18.7%
Adjusted EBITDA as a % of net sales	10.8%	10.4%		40 bps	10.3%	9.8%		50 bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2022 vs. 2021	2022 vs. 2021
Volume	$(46.6)	$(2.6)
Foreign currency	(1.4)	(6.9)
Price/Mix	134.6	244.6
Total change	$86.6	$235.1

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021

Net sales increased $86.6 million, or 9.5%, as compared to the same period in 2021. The net sales increase was primarily attributable to higher market prices and increased sales volume in all product categories and end use sectors, excluding volume declines associated with the divestiture of the Canadian business. Sales to heavy manufacturing, food and beverage and healthcare customers improved most significantly compared to the prior year period. Management expects the strong demand and supply chain constraints to continue throughout 2022 and the Company has invested in additional inventory to support its customers. The decrease in net sales resulting from the divestiture of the Canadian business for the three months ended June 30, 2022 was $41.9 million.

Adjusted EBITDA increased $13.0 million, or 13.6%, as compared to the same period in 2021. The increase in Adjusted EBITDA was primarily attributable to (i) higher net sales and (ii) cost of products sold increasing at a slower rate than net sales, partially offset by (i) a $14.5 million increase in selling and administrative expenses and (ii) a $0.6 million increase in distribution expenses. The increase in selling and administrative expenses was primarily driven by (i) a $10.6 million increase in personnel expenses, (ii) a $3.9 million increase in professional fees expense and (iii) a $1.1 million increase in bad debt expense, partially offset by a $1.7 million decrease related to the divestiture of the Canadian business. The increase in personnel expenses was associated with (i) increased commission expenses driven by higher sales, (ii) higher wages and benefits to support the Company's Packaging growth strategy and (iii) an increase in travel and entertainment expenses. The increase in distribution expenses was primarily driven by (i) a $2.3 million increase in freight and logistics expense and (ii) a $1.9 million increase in facility rent expense driven by increased utilization of the distribution network, partially offset by a $3.6 million decrease related to the divestiture of the Canadian business.

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021

Net sales increased $235.1 million, or 13.3%, as compared to the same period in 2021. The net sales increase was primarily attributable to higher market prices and increased sales volume in all product categories and end use sectors, excluding volume declines associated with the divestiture of the Canadian business, partially offset by unfavorable foreign currency impacts. Sales to heavy manufacturing, food and beverage and healthcare customers improved most significantly compared to the prior year period. The decrease in net sales resulting from the divestiture of the Canadian business for the six months ended June 30, 2022 was $28.0 million.

Adjusted EBITDA increased $32.4 million, or 18.7%, as compared to the same period in 2021. The increase in Adjusted EBITDA was primarily attributable to (i) higher net sales and (ii) cost of products sold increasing at a slower rate than net sales, partially offset by (i) a $28.7 million increase in selling and administrative expenses and (ii) a $9.6 million increase in distribution expenses. The increase in selling and administrative expenses was primarily driven by (i) a $20.8 million increase in personnel expenses and (ii) an $8.6 million increase in professional fees expense, partially offset by a $1.0 million decrease related to the divestiture of the Canadian business. The increase in personnel expenses was associated with (i) increased commission expenses driven by higher sales, (ii) higher wages and benefits to support the Company's Packaging growth strategy and (iii) an increase in travel and entertainment expenses. The increase in distribution expenses was primarily driven by (i) a $6.6 million increase in freight and logistics expense, (ii) a $3.9 million increase in facility rent expense driven by increased utilization of the distribution network and (iii) a $1.0 million increase in personnel expenses, partially offset by a $1.7 million decrease related to the divestiture of the Canadian business.

Facility Solutions

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2022	2021	$	%	2022	2021	$	%
Net sales	$195.8	$224.7	$(28.9)	(12.9)%	$425.2	$430.8	$(5.6)	(1.3)%
Adjusted EBITDA	16.0	10.4	5.6	53.8%	29.4	21.9	7.5	34.2%
Adjusted EBITDA as a % of net sales	8.2%	4.6%		360 bps	6.9%	5.1%		180 bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2022 vs. 2021	2022 vs. 2021
Volume	$(41.8)	$(2.0)
Foreign currency	(0.2)	(3.8)
Price/Mix	13.1	0.2
Total change	$(28.9)	$(5.6)

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021

Net sales decreased $28.9 million, or 12.9%, as compared to the same period in 2021. The net sales decrease was primarily attributable to the divestiture of the Canadian business, partially offset by higher market prices and increased sales of towels and tissues, food service products and can liners primarily driven by overall demand improvements as compared to prior year. The decrease in net sales resulting from the divestiture of the Canadian business for the three months ended June 30, 2022 was $42.3 million. As the COVID-19 pandemic restrictions were lifted, demand improved within the entertainment and hospitality end use sectors during the first half of 2022 as away-from-home activity resumed across the broader market place. This was partially offset by declining demand for the personal protective equipment product category, which experienced strong demand in 2021 due to COVID-19. Management expects the facility solutions future growth to follow the broader facility solutions away-from-home activities throughout 2022.

Adjusted EBITDA increased $5.6 million, or 53.8%, as compared to the same period in 2021. The increase in Adjusted EBITDA was primarily attributable to the divestiture of the Canadian business resulting in a $4.7 million decrease in distribution expense and a $1.7 million decrease in selling and administrative expense.

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021

Net sales decreased $5.6 million, or 1.3%, as compared to the same period in 2021. The net sales decrease was primarily attributable to the divestiture of the Canadian business and unfavorable foreign currency impacts, partially offset by higher market prices and increased sales of towels and tissues, food service products and can liners primarily driven by overall demand improvements as compared to prior year. The decrease in net sales resulting from the divestiture of the Canadian business for the six months ended June 30, 2022 was $38.8 million.

Adjusted EBITDA increased $7.5 million, or 34.2%, as compared to the same period in 2021. The increase in Adjusted EBITDA was primarily attributable to (i) a $5.7 million decrease in expenses related to the divestiture of the Canadian business and (ii) cost of products sold decreasing at a faster rate than net sales, driven by lower net sales resulting from the divestiture of the Canadian business, partially offset by (i) a $1.9 million increase in distribution expenses and (ii) a $1.0 million increase in selling and administrative expenses. The increase in distribution expenses was primarily driven by a $3.0 million increase in freight and logistics expense, partially offset by (i) a $0.9 million decrease in facility and equipment rent expense. The increase in selling and administrative expenses was primarily driven by (i) a $2.1 million increase in commission expense and (ii) a $1.7 million increase in professional fees expense, partially offset by a $3.4 million decrease in wages.

Print Solutions

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2022	2021	$	%	2022	2021	$	%
Net sales	$593.2	$489.0	$104.2	21.3%	$1,189.8	$960.3	$229.5	23.9%
Adjusted EBITDA	60.5	22.2	38.3	172.5%	115.1	39.6	75.5	190.7%
Adjusted EBITDA as a % of net sales	10.2%	4.5%		570 bps	9.7%	4.1%		560 bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2022 vs. 2021	2022 vs. 2021
Volume	$(57.9)	$(31.1)
Foreign currency	(0.2)	(2.6)
Price/Mix	162.3	263.2
Total change	$104.2	$229.5

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021

Net sales increased $104.2 million, or 21.3%, as compared to the same period in 2021. The net sales increase was primarily attributable to higher market prices driven by strong demand as compared to the prior year period when there was a significant negative impact on demand due to COVID-19, partially offset by decreased sales volume as well as volume declines associated with the divestiture of the Canadian business. Domestic market demand including for coated and uncoated paper grades remained strong in the second quarter of 2022 and continued to outpace both domestic and international supply. Management expects the demand and supply imbalance to continue into 2023. The decrease in net sales resulting from the divestiture of the Canadian business for the three months ended June 30, 2022 was $23.2 million.

Adjusted EBITDA increased $38.3 million, or 172.5%, as compared to the same period in 2021. The Adjusted EBITDA increase was primarily attributable to (i) cost of products sold increasing at a slower rate than net sales, (ii) higher net sales and (iii) a $2.5 million decrease in distribution expenses, partially offset by a $6.1 million increase in selling and administrative expenses. The decrease in distribution expenses was primarily driven by a $2.0 million decrease in facility rent expense and a $1.7 million decrease related to the divestiture of the Canadian business, offset by a $1.3 million increase in freight and logistics expense. The increase in selling and administrative expenses was primarily driven by a $6.6 million increase in personnel expenses, due to increased commission expense and wages and benefits expense, partially offset by a $0.9 million decrease related to the divestiture of the Canadian business.

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021

Net sales increased $229.5 million, or 23.9%, as compared to the same period in 2021. The net sales increase was primarily attributable to higher market prices driven by strong demand as compared to the prior year period when there was a significant negative impact on demand due to COVID-19, partially offset by the divestiture of the Canadian business. Market demand for coated and uncoated paper grades was strong in the first half of 2022 and outpaced both domestic and international supply. The decrease in net sales resulting from the divestiture of the Canadian business for the six months ended June 30, 2022 was $9.5 million.

Adjusted EBITDA increased $75.5 million, or 190.7%, as compared to the same period in 2021. The Adjusted EBITDA increase was primarily attributable to (i) cost of products sold increasing at a slower rate than net sales, (ii) higher net sales and (iii) a $4.0 million decrease in distribution expenses, partially offset by a $10.2 million increase in selling and administrative expenses. The decrease in distribution expenses was primarily driven by (i) a $4.5 million decrease in facility rent expense and (ii) a $1.7 million decrease related to the divestiture of the Canadian business, offset by a $2.4 million increase in freight and logistics expense. The increase in selling and administrative expenses was primarily driven by a $9.3 million increase in personnel expenses, due to increased commission expense and wages and benefits expense.

Corporate & Other

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2022	2021	$	%	2022	2021	$	%
Net sales	$30.1	$29.9	$0.2	0.7%	$59.1	$57.2	$1.9	3.3%
Adjusted EBITDA	(48.6)	(54.5)	5.9	10.8%	(94.5)	(101.9)	7.4	7.3%

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021

Net sales increased $0.2 million, or 0.7%, as compared to the same period in 2021. The net sales increase was primarily attributable to an increase in the price of freight brokerage services, partially offset by a decline in volume.

Adjusted EBITDA increased $5.9 million, or 10.8%, as compared to the same period in 2021. The Adjusted EBITDA increase was primarily driven by (i) a $6.9 million decrease in selling and administrative expenses and (ii) cost of products sold increasing at a slower rate than net sales. The decrease in selling and administrative expenses was primarily due to (i) a $4.1 million decrease in personnel expenses and (ii) a $2.7 million decrease related to the divestiture of the Canadian business. The decrease in personnel expenses was primarily due to lower wages and lower incentive compensation expense, partially offset by an increase in travel and entertainment expenses.

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021

Net sales increased $1.9 million, or 3.3%, as compared to the same period in 2021. The increase was primarily attributable to an increase in the price of freight brokerage services, partially offset by a decline in volume.

Adjusted EBITDA increased $7.4 million, or 7.3%. The Adjusted EBITDA increase was primarily driven by (i) a $5.8 million decrease in selling and administrative expenses, (ii) a $2.5 million decrease related to the divestiture of the Canadian business, (iii) cost of products sold increasing at a slower rate than net sales and (iv) higher net sales. The decrease in selling and administrative expenses was primarily due to lower wages and lower incentive compensation expense, partially offset by an increase in travel and entertainment expenses.

Liquidity and Capital Resources

The cash requirements of the Company are provided by cash flows from operations and borrowings under the ABL Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

The following table sets forth a summary of cash flows:

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash provided by (used for):
Operating activities	$62.3	$50.1
Investing activities	131.3	2.2
Financing activities	(210.2)	(138.2)
Analysis of Cash Flows
Operating Activities
Net cash from operating activities was higher by $12.2 million as compared to the prior year. The increase was primarily due to the Company's improved operating results, partially offset by a $31.8 million increase for cash paid for income taxes, net of refunds, the payment of $10.1 million of payroll taxes, which were previously deferred under the CARES Act, and increased payments for performance incentives, which were driven by improved operating results. The remaining unfavorable changes in the Company's accounts receivable, accounts payable and inventory, were driven by revenue growth and other normal business activities.

Investing Activities
Net cash from investing activities was higher by $129.1 million as compared to the prior year, primarily due to the net cash proceeds received from the sale of the Canadian business in the current year period of approximately $147.4 million, less cash transferred of $8.5 million, exceeding the proceeds received from the sale of (i) a business in the first quarter of 2021 totaling approximately $8.2 million and (ii) a facility in the second quarter of 2021 totaling approximately $3.0 million. Additionally, the Company's higher capital expenditures in the current year period were partially offset by the current year receipt of $3.5 million in insurance proceeds, which represented coverage for the structural damage sustained to one of its properties in the prior year.

Financing Activities
Net cash used for financing activities was an increased use of cash by $72.0 million as compared to the prior year. The increased usage was primarily due to increased common stock repurchases, increased tax withholdings on share-based compensation and increased net repayments under the Company's ABL Facility. During the six months ended June 30, 2022, the Company repurchased 776,670 shares of its common stock at a cost of $104.8 million under its 2022 Share Repurchase Program. During the six months ended June 30, 2021, the Company repurchased 1,035,943 shares of its common stock at a cost of $50.4 million under its 2021 Share Repurchase Program. Additionally, during the second quarter of 2021, in conjunction with the amendment of the ABL Facility, the Company incurred and deferred $3.3 million in new financing fees.

Funding and Liquidity Strategy

In 2021, the Company amended its ABL Facility to extend the maturity date to May 20, 2026, adjust the pricing grid for applicable interest rates and update certain provisions to facilitate the transition from LIBOR to a new replacement benchmark rate. All other significant terms remained substantially the same.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of June 30, 2022, the available additional borrowing capacity under the ABL Facility was approximately $622.4 million. As of June 30, 2022, the Company held $9.4 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At June 30, 2022, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

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

The 2020 Restructuring Plan was substantially complete as of December 31, 2021, with remaining charges of approximately $2 million expected to be incurred during the second half of 2022. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's restructuring efforts. The Company currently estimates that during 2022 it will spend approximately $30 million for capital expenditures covering both maintenance and strategic investments. As provided by the CARES Act, in response to the COVID-19 pandemic the Company deferred $19.1 million of payroll taxes, which it had incurred through December 31, 2020. In January 2022 the Company paid $10.1 million of the deferred payroll taxes and currently expects to pay the remaining amount in December 2022. See Note 3 of the Notes to

Condensed Consolidated Financial Statements for information regarding the Company's lease commitments, including leases that have not yet commenced, if any. See Note 5 of the Notes to Condensed Consolidated Financial Statements for information regarding the Company's use of vendor-based financing arrangements, if any. See Note 13 of the Notes to Condensed Consolidated Financial Statements for information regarding Company divestitures.

Inflation and Changing Prices

Essentially all of the Company's revenue is derived from the sale of its products and services in competitive markets. To the extent feasible, the Company has adjusted its prices to reflect the impact of inflation on the cost of purchased materials and services. Impacts on the Company's results from price and product mix are discussed in the "Segment Results" section of this Item 2.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

The following table presents information with respect to purchases made by the Company of its common stock during the three months ended June 30, 2022 (shares are in whole units):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Program
April 1-30	256,862	$137.01	254,878	$154,649,633
May 1-31	219,767	$140.02	219,767	$123,878,710
June 1-30	224,000	$127.96	224,000	$95,216,689
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

2.1
Amendment No. 1 to the Stock Purchase Agreement, dated as of May 2, 2022, among Paper Corporation of North America, Veritiv Canada, Inc., solely for purposes of Section 8.9 (and Article I and Article XI to the extent applicable to Section 8.9) of the Purchase Agreement, Veritiv Operating Company, Imperial Dade Canada Inc. and Imperial Bag & Paper Co. LLC, incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2022.

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

VERITIV CORPORATION
(Registrant)

Date:	August 9, 2022	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2022	By: /s/ Lance D. Gebert
Name: Lance D. Gebert
Title: Corporate Controller
(Principal Accounting Officer)