Form 10-Q
period 2022-09-30
Veritiv Corp
filed 2022-11-08
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
or
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

The number of shares outstanding of the registrant's common stock as of November 1, 2022 was 13,483,303.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$1,804.1	$1,767.8	$5,482.9	$4,985.7
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,388.3	1,402.1	4,254.6	3,959.2
Distribution expenses	93.4	103.4	303.8	308.9
Selling and administrative expenses	194.9	189.7	573.5	537.0
Gain on sale of businesses	(18.6)	—	(28.6)	(3.1)
Depreciation and amortization	10.8	13.3	34.6	42.1
Restructuring charges, net	1.4	2.5	5.5	12.0
Operating income (loss)	133.9	56.8	339.5	129.6
Interest expense, net	4.8	3.8	12.3	13.4
Other (income) expense, net	0.0	(1.1)	(7.2)	(3.8)
Income (loss) before income taxes	129.1	54.1	334.4	120.0
Income tax expense (benefit)	32.4	14.1	68.1	32.3
Net income (loss)	$96.7	$40.0	$266.3	$87.7

Earnings (loss) per share:
Basic	$6.98	$2.69	$18.49	$5.68
Diluted	$6.86	$2.54	$18.04	$5.40

Weighted-average shares outstanding:
Basic	13.85	14.86	14.40	15.44
Diluted	14.10	15.76	14.76	16.24

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$96.7	$40.0	$266.3	$87.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.8)	(4.0)	(3.7)	(1.3)
Reclassification of foreign currency translation adjustments due to sale of a business, net of tax (1)	—	—	9.5	—
Change in fair value of cash flow hedge, net of tax (1)	0.0	0.0	0.1	0.1
Pension liability adjustments, net of tax (1)	0.0	0.1	6.4	0.1
Reclassification adjustment on settlement of a pension plan, net of tax (1)	—	—	(7.0)	—
Other comprehensive income (loss)	(1.8)	(3.9)	5.3	(1.1)
Total comprehensive income (loss)	$94.9	$36.1	$271.6	$86.6
(1) Amounts shown are net of tax impacts, if any, which for the nine months ended September 30, 2022 were $2.0 million for the reclassification of foreign currency translation adjustments due to sale of a business, $2.2 million for pension liability adjustments and $(4.0) million for the reclassification adjustment on settlement of a pension plan.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$33.8	$49.3
Accounts receivable, less allowances of $28.6 and $34.4, respectively	962.3	1,011.2
Inventories	449.2	484.5
Other current assets	138.7	132.7
Total current assets	1,584.0	1,677.7
Property and equipment (net of accumulated depreciation and amortization of $317.8 and $332.4, respectively)	131.3	162.9
Goodwill	96.3	99.6
Other intangibles, net	36.7	42.7
Deferred income tax assets	53.8	47.1
Other non-current assets	337.5	408.4
Total assets	$2,239.6	$2,438.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$543.2	$561.9
Accrued payroll and benefits	84.9	110.0
Other accrued liabilities	157.7	185.7
Current portion of debt	13.8	16.0
Total current liabilities	799.6	873.6
Long-term debt, net of current portion	389.9	499.7
Defined benefit pension obligations	4.2	7.2
Other non-current liabilities	360.8	422.1
Total liabilities	1,554.5	1,802.6
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 17.5 million and 17.0 million, respectively; shares outstanding - 13.5 million and 14.6 million, respectively	0.2	0.2
Additional paid-in capital	611.5	633.8
Accumulated earnings (deficit)	409.5	143.2
Accumulated other comprehensive loss	(19.0)	(24.3)
Treasury stock at cost - 4.0 million and 2.4 million shares, respectively	(317.1)	(117.1)
Total shareholders' equity	685.1	635.8
Total liabilities and shareholders' equity	$2,239.6	$2,438.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income (loss)	$266.3	$87.7
Depreciation and amortization	34.6	42.1
Amortization and write-off of deferred financing fees	1.2	1.1
Net (gains) losses on disposition of assets and sale of businesses	(33.7)	(9.1)
Provision for expected credit losses	2.6	4.6
Deferred income tax provision (benefit)	(6.7)	(0.3)
Stock-based compensation	7.7	5.7
Other non-cash items, net	(7.5)	1.3
Changes in operating assets and liabilities
Accounts receivable	(66.1)	(120.1)
Inventories	(51.5)	(20.4)
Other current assets	(5.5)	(5.8)
Accounts payable	40.5	97.7
Accrued payroll and benefits	(19.0)	10.3
Other accrued liabilities	(1.3)	(11.6)
Other	(2.7)	8.4
Net cash provided by (used for) operating activities	158.9	91.6
Investing activities
Property and equipment additions	(18.1)	(14.1)
Proceeds from asset sales and sale of businesses, net of cash transferred	158.2	15.8
Proceeds from insurance related to property and equipment	3.3	—
Net cash provided by (used for) investing activities	143.4	1.7
Financing activities
Change in book overdrafts	12.3	(0.9)
Borrowings of long-term debt	4,713.1	4,353.6
Repayments of long-term debt	(4,799.4)	(4,401.1)
Payments under right-of-use finance leases	(9.1)	(10.2)
Payments under vendor-based financing arrangements	(3.2)	—
Deferred financing fees	—	(3.3)
Purchase of treasury stock	(200.0)	(100.0)
Impact of tax withholding on share-based compensation	(30.0)	(8.4)
Other	(0.2)	0.2
Net cash provided by (used for) financing activities	(316.5)	(170.1)
Effect of exchange rate changes on cash	(1.3)	(0.4)
Net change in cash and cash equivalents	(15.5)	(77.2)
Cash and cash equivalents at beginning of period	49.3	120.6
Cash and cash equivalents at end of period	$33.8	$43.4
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$78.7	$37.2
Cash paid for interest	10.7	11.9
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases and vendor-based financing arrangements	$18.6	$1.9
Non-cash additions to other non-current assets for right-of-use operating leases	38.7	59.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, unaudited)

	2022
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	17.0	$0.2	$633.8	$143.2	$(24.3)	(2.4)	$(117.1)	$635.8
Net income (loss)				78.5				78.5
Other comprehensive income (loss)					2.6			2.6
Stock-based compensation			2.8					2.8
Issuance of common stock, net of stock received for minimum tax withholdings	0.5	0.0	(29.5)					(29.5)
Treasury stock purchases						(0.1)	(10.4)	(10.4)
Balance at March 31, 2022	17.5	$0.2	$607.1	$221.7	$(21.7)	(2.5)	$(127.5)	$679.8
Net income (loss)				91.1				91.1
Other comprehensive income (loss)					4.5			4.5
Stock-based compensation			3.1					3.1
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	(0.2)					(0.2)
Treasury stock purchases						(0.7)	(94.4)	(94.4)
Balance at June 30, 2022	17.5	$0.2	$610.0	$312.8	$(17.2)	(3.2)	$(221.9)	$683.9
Net income (loss)				96.7				96.7
Other comprehensive income (loss)					(1.8)			(1.8)
Stock-based compensation			1.8					1.8
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	(0.3)					(0.3)
Treasury stock purchases						(0.8)	(95.2)	(95.2)
Balance at September 30, 2022	17.5	$0.2	$611.5	$409.5	$(19.0)	(4.0)	$(317.1)	$685.1
(1) Accumulated other comprehensive loss.

	2021
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	16.6	$0.2	$634.9	$(1.4)	$(33.5)	(0.7)	$(17.1)	$583.1
Net income (loss)				21.3				21.3
Other comprehensive income (loss)					(0.3)			(0.3)
Stock-based compensation			1.2					1.2
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(3.3)					(3.3)
Treasury stock purchases						(0.6)	(24.6)	(24.6)
Balance at March 31, 2021	16.8	$0.2	$632.8	$19.9	$(33.8)	(1.3)	$(41.7)	$577.4
Net income (loss)				26.4				26.4
Other comprehensive income (loss)					3.1			3.1
Stock-based compensation			3.5					3.5
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(5.0)					(5.0)
Treasury stock purchases						(0.4)	(25.8)	(25.8)
Balance at June 30, 2021	17.0	$0.2	$631.3	$46.3	$(30.7)	(1.7)	$(67.5)	$579.6
Net income (loss)				40.0				40.0
Other comprehensive income (loss)					(3.9)			(3.9)
Stock-based compensation			1.0					1.0
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	(0.1)					(0.1)
Treasury stock purchases						(0.7)	(49.6)	(49.6)
Balance at September 30, 2021	17.0	$0.2	$632.2	$86.3	$(34.6)	(2.4)	$(117.1)	$567.0
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

On September 1, 2022, the Company sold its logistics solutions business, which provided transportation and warehousing solutions to customers in the U.S., to FitzMark, LLC. The Company recognized an initial pre-tax gain of approximately $10.3 million. The Company received initial net cash proceeds of approximately $18.3 million. The gain and cash proceeds are subject to customary working capital adjustments. The Company used the proceeds to support the 2022 Share Repurchase Program, to pay down outstanding debt and to fund capital priorities and growth initiatives. The sale did not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation. Upon closing of the sale, Veritiv’s approximately 60 employees in its logistics solutions business became employees of FitzMark, LLC. See Note 13, Divestitures, for additional information regarding the sale of the logistics solutions business.

On May 2, 2022, the Company completed the sale of its Veritiv Canada, Inc. business to Imperial Dade Canada Inc. The Company recognized an initial pre-tax gain of approximately $10.0 million in the second quarter of 2022. In the third quarter of 2022, the Company recognized an additional pre-tax gain of approximately $8.3 million related to finalizing the post-closing working capital adjustment. Veritiv received initial net cash proceeds of approximately $147.4 million. The Company used the proceeds to support the 2022 Share Repurchase Program, to pay down outstanding debt and to fund capital priorities and growth initiatives. The sale included substantially all of the Company's facility solutions and print operations in Canada, and a majority of the Company's Canada-based packaging business, which primarily serves food service customers. The Company maintains the ability to supply packaging solutions to the Canadian locations of certain U.S.-based customers. The sale did not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation. Upon closing of the sale, Veritiv’s approximately 900 employees in Canada became employees of Imperial Dade Canada Inc. See Note 13, Divestitures, for additional information regarding the sale of Veritiv Canada, Inc.

As the print and publishing industries continue to evolve, the Company continues to focus on ways to share costs and leverage combined resources where possible. In order to better align the resources of the Company's print and publishing organizations with the needs of the changing marketplaces, during the first quarter of 2022 the Company reevaluated the way in which it would service its customers, manage its product offerings and allocate resources to support these areas of its business. This resulted in a decision to combine the print and publishing operations, resulting in a new reportable segment known as Print Solutions. Prior period results have been revised to align with the new presentation. See Note 2, Revenue Recognition and Credit Losses, for additional information related to the Company's product offerings and reportable segments.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete set of annual audited financial statements. The accompanying unaudited financial information should be read in conjunction with the Consolidated Financial Statements and Notes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2021. In the opinion of management, all adjustments, including normal recurring accruals and other adjustments, considered necessary for a fair presentation of the interim financial information have been included. During the third quarter of 2022, the Company reclassified its gains from the sale of businesses from the selling and administrative expenses line to the gain on sale of businesses line on the Condensed Consolidated Statements of Operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full year, particularly in light of the Company's recent divestitures and the ongoing impacts of the COVID-19 pandemic and its effects on the domestic and global economies. These financial statements include all of the Company's subsidiaries. All significant intercompany transactions between Veritiv's businesses have been eliminated.

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

Recently Issued Accounting Standards Not Yet Adopted

ASU 2022-04, Liabilities- Supplier Finance Programs (Subtopic 405-50). This standard requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The amendments in this update do not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. The amendments in this update are effective for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the related impact on its related disclosures.

ASU 2020-04, Reference Rate Reform (Topic 848). This standard provides temporary optional expedients and exceptions to accounting guidance for certain contract modifications and hedging arrangements to ease financial reporting burdens as the market transitions from the London Interbank Offered Rate ("LIBOR") and other interbank reference rates to alternative reference rates. The guidance is available for prospective application upon its issuance and can generally be applied to contract modifications and hedging relationships entered into March 12, 2020 through December 31, 2024. The Company has long-term debt for which existing payments are based on LIBOR. The Company's Asset-Based Lending Facility includes certain provisions, which are not yet in effect, to facilitate the transition from LIBOR to a new replacement benchmark rate. Currently, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, estimated inventory returns were not significant.

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

See the table below for a year-to-date summary of the changes to the customer contract liabilities balance:

	Customer Contract Liabilities
(in millions)	2022	2021
Balance at January 1,	$21.8	$12.2
Payments received	39.7	38.3
Revenue recognized from beginning of year balance	(17.2)	(10.4)
Revenue recognized from current year receipts	(24.3)	(25.0)
Other adjustments (1)	(0.9)	—
Balance at September 30,	$19.1	$15.1
(1) Reflects liabilities removed as part of the sale of a business. See Note 13, Divestitures, for information related to the Company's recent divestitures.

Historically, the Company's ten largest customers have generated approximately 10% - 15% of its consolidated annual net sales. Veritiv's principal markets are concentrated primarily across North America. Approximately 92% of its reported net sales for the nine months ended September 30, 2022 were generated in the U.S. Prior to the divestiture, Veritiv's Canadian business represented approximately 10% of its reported net sales. Veritiv evaluated the nature of the products and services provided to its customers as well as the nature of the customer and the geographical distribution of its customer base and determined that the best representative level of disaggregated revenue is the product category basis. The following is a brief description of the Company's three reportable segments, organized by major product category. This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category, which includes certain assets and costs not primarily attributable to any of the reportable segments. Prior to its divestiture in September 2022, the Company's logistics solutions business, which provided transportation and warehousing solutions, was also included in Corporate & Other.

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

Credit Losses and Other Allowances

The components of the accounts receivable allowances were as follows:

(in millions)	September 30, 2022	December 31, 2021
Allowance for credit losses	$19.4	$23.7
Other allowances(1)	9.2	10.7
Total accounts receivable allowances	$28.6	$34.4
(1) Includes amounts reserved for credit memos, customer discounts, customer short pays and other miscellaneous items.

Below is a year-to-date rollforward of the Company’s allowance for credit losses:

	Packaging and Facility Solutions		Print Solutions - High Risk		Print Solutions - Medium/Low Risk
(in millions)	U.S.	Canada	U.S.	Canada	U.S.(1)	Canada	Rest of world	Corporate & Other(2)	Total
Balance at December 31, 2021	$12.6	$1.0	$6.2	$0.5	$1.7	$0.0	$1.0	$0.7	$23.7
Add / (Deduct):
Provision for expected credit losses	3.0	0.1	(0.3)	0.0	0.3	0.0	(0.1)	0.3	3.3
Write-offs charged against the allowance	(1.7)	—	(1.2)	—	(0.1)	—	—	(0.2)	(3.2)
Recoveries of amounts previously written off	0.2	—	0.3	—	0.1	—	—	0.0	0.6
Other adjustments(3)	(0.9)	(1.1)	(1.6)	(0.5)	—	0.0	(0.1)	(0.8)	(5.0)
Balance at September 30, 2022	$13.2	$—	$3.4	$—	$2.0	$—	$0.8	$0.0	$19.4
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

The Company, under certain circumstances, enters into note receivable agreements with customers. Expected credit losses are recognized when collectability is uncertain; these losses are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2022 and 2021, the Company recognized $(0.7) million and $0.1 million, respectively, in the provision for expected credit losses related to these notes receivable. At September 30, 2022 and December 31, 2021, the Company held $0.1 million and $0.5 million, respectively, in notes receivable, which is reflected within other non-current assets on the Condensed Consolidated Balance Sheets.

3. LEASES

The Company leases certain property and equipment used for operations to limit its exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment. As of September 30, 2022, the Company operated from approximately 95 distribution centers of which approximately 90 were leased. These facilities are strategically located throughout the U.S. and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions.

The components of lease expense were as follows:

(in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Classification	Financial Statement Classification	2022	2021	2022	2021
Short-term lease expense(1)	Operating expenses	$0.8	$1.2	$2.4	$3.0

Operating lease expense(2)	Operating expenses	$21.2	$25.0	$69.3	$76.0

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$2.6	$3.7	$9.1	$11.0
Interest expense	Interest expense, net	0.4	0.7	1.5	2.1
Total finance lease expense		$3.0	$4.4	$10.6	$13.1

Total Lease Cost		$25.0	$30.6	$82.3	$92.1
(1) Short-term lease expense is comprised of expenses related to leases with a term of twelve months or less, which includes expenses related to month-to-month leases.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were not significant for the periods presented.

Supplemental balance sheets and other information were as follows:

(in millions, except weighted-average data)		September 30, 2022	December 31, 2021
Lease Classification	Financial Statement Classification
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$314.8	$375.6

Operating lease obligations - current	Other accrued liabilities	$70.2	$80.2
Operating lease obligations - non-current	Other non-current liabilities	275.9	329.3
Total operating lease obligations		$346.1	$409.5

Weighted-average remaining lease term in years		6.0	6.2
Weighted-average discount rate		4.6%	4.5%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$29.6	$66.3

Finance lease obligations - current	Current portion of debt	$8.9	$13.9
Finance lease obligations - non-current	Long-term debt, net of current portion	24.0	58.9
Total finance lease obligations		$32.9	$72.8

Weighted-average remaining lease term in years		3.8	6.4
Weighted-average discount rate		4.0%	3.7%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Nine Months Ended September 30,
Lease Classification	Financial Statement Classification	2022	2021
Operating Leases:
Operating cash flows from operating leases	Operating activities	$70.3	$78.2

Finance Leases:
Operating cash flows from finance leases	Operating activities	$1.5	$2.1
Financing cash flows from finance leases	Financing activities	9.1	10.2

Lease Commitments

Future minimum lease payments at September 30, 2022 were as follows:

(in millions)	Finance Leases	Operating Leases (1)
2022 (excluding the nine months ended September 30, 2022)	$3.0	$22.4
2023	9.4	80.5
2024	7.9	67.8
2025	7.2	55.9
2026	4.6	51.2
2027	2.4	44.5
Thereafter	1.6	75.2
Total future minimum lease payments	36.1	397.5
Amount representing interest	(3.2)	(51.4)
Total future minimum lease payments, net of interest	$32.9	$346.1
(1) Future sublease income of $2.5 million is excluded from the operating leases amount in the table above.

Total future minimum lease payments at September 30, 2022 for finance and operating leases, including the amount representing interest, are comprised of $393.5 million for real estate leases and $40.1 million for non-real estate leases.

4. RESTRUCTURING CHARGES

2020 Restructuring Plan

During 2020, the Company initiated a restructuring plan (the "2020 Restructuring Plan") to (1) respond to the impact of the COVID-19 pandemic on its business operations, (2) address the ongoing secular changes in its print and publishing operations and (3) further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. As of September 30, 2022, the 2020 Restructuring Plan was substantially complete.
Other direct costs reported in the tables below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives; unless otherwise indicated, costs incurred exclude any non-cash portion of restructuring gains or losses on asset disposals.

The following table presents a summary of restructuring charges, net, related to restructuring initiatives that were incurred during the nine months ended September 30, 2022 and the cumulative amounts since the initiatives began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other (non-cash portion)	Total
2022	$0.6	$5.2	$(0.3)	$5.5
Cumulative	41.4	35.9	(4.2)	73.1

The following is a summary of the Company's 2020 Restructuring Plan liability activity for the current year:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2021	$4.7	$3.7	$8.4
Costs incurred	0.4	1.4	1.8
Payments	(2.3)	(2.1)	(4.4)
Balance at March 31, 2022	2.8	3.0	5.8
Costs incurred	0.1	0.7	0.8
Payments	(0.6)	(1.1)	(1.7)
Balance at June 30, 2022	2.3	2.6	4.9
Costs incurred	0.1	0.4	0.5
Payments	(1.3)	(0.7)	(2.0)
Balance at September 30, 2022	$1.1	$2.3	$3.4

In addition to the costs incurred in the table above, during the three and nine months ended September 30, 2022, the Company expensed $0.9 million and $2.7 million, respectively, of Other Direct Costs, which was prepaid at December 31, 2021. For the nine months ended September 30, 2022, the Company recognized non-cash net gains of $0.3 million from lease terminations and retirement of assets.

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

In addition to the costs incurred in the table above, during the three and nine months ended September 30, 2021, the Company expensed $1.8 million and $5.6 million, respectively, of Other Direct Costs, which was prepaid at December 31, 2020. For the three and nine months ended September 30, 2021, the Company recognized non-cash net gains of $3.4 million and $3.9 million, respectively, from lease terminations and retirement of assets.

In addition to the 2020 Restructuring Plan, the Company has recorded other restructuring liabilities related to the previous restructuring plans that as of September 30, 2022, totaled $21.4 million, of which $18.0 million was related to MEPP withdrawal obligations that will be paid-out over an approximate 20-year period. These other liabilities as of December 31, 2021, totaled $22.2 million, of which $18.8 million was related to MEPP withdrawal obligations.

See Note 12, Segment and Other Information, for the impact that charges from these restructuring plans had on the Company's reportable segments.

5. DEBT

The Company's debt obligations were as follows:

(in millions)	September 30, 2022	December 31, 2021
Asset-Based Lending Facility (the "ABL Facility")	$354.5	$440.8
Commercial card program	1.9	2.1
Vendor-based financing arrangements	14.4	—
Finance leases	32.9	72.8
Total debt	403.7	515.7
Less: current portion of debt	(13.8)	(16.0)
Long-term debt, net of current portion	$389.9	$499.7

ABL Facility

In 2021, the Company amended its ABL Facility to extend the maturity date to May 20, 2026, adjust the pricing grid for applicable interest rates and update certain provisions to facilitate the transition from LIBOR to a new replacement benchmark rate. All other significant terms remained substantially the same. The Company incurred and deferred certain financing costs associated with the transaction, reflected in other non-current assets on the Condensed Consolidated Balance Sheets, which are being amortized to interest expense on a straight-line basis over the amended term of the ABL Facility. The Company's one interest rate cap agreement, which was related to the ABL Facility, expired on September 13, 2022.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2022, the available additional borrowing capacity under the ABL Facility was approximately $643.2 million. As of September 30, 2022, the Company held $9.5 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At September 30, 2022, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Commercial Card Program

The Company has a commercial purchasing card program that is used for business purpose purchasing and must be paid in-full monthly. At September 30, 2022, the card carried a maximum credit limit of $37.5 million. At September 30, 2022 and December 31, 2021, $1.9 million and $2.1 million, respectively, was outstanding on the commercial card. The net change in the outstanding balance is included in other financing activities on the Condensed Consolidated Statements of Cash Flows.

Vendor-Based Financing Arrangements

On occasion, the Company enters into long-term vendor-based financing arrangements with suppliers to obtain products, services or property in exchange for extended payment terms. During the nine months ended September 30, 2022, the Company entered into a vendor-based financing agreement with a principal amount of $18.5 million to finance the acquisition of certain internal use software licenses which will be paid in annual installments over a five-year term. At September 30, 2022, the vendor-based financing arrangement had an outstanding balance of $14.4 million. In order to determine the present value of the commitments, the Company used an imputed interest rate of 3.17%. The payments associated with this arrangement are classified as financing activities on the Condensed Consolidated Statements of Cash Flows.

6. INCOME TAXES

The Company calculated the expense or benefit for income taxes during the three and nine months ended September 30, 2022 and 2021, by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting periods.

The following table presents the Company's expense (benefit) for income taxes and the effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Income (loss) before income taxes	$129.1	$54.1	$334.4	$120.0
Income tax expense (benefit)	32.4	14.1	68.1	32.3
Effective tax rate	25.1%	26.1%	20.4%	26.9%

The difference between the Company's effective tax rates for the three and nine months ended September 30, 2022 and 2021 and the U.S. statutory tax rate of 21.0% primarily relates to vesting of stock compensation, state income taxes (net of federal income tax benefit), non-deductible expenses, tax credits and the Company's pre-tax book income (loss) by jurisdiction. Additionally, the effective tax rate for the three and nine months ended September 30, 2022 includes a tax benefit on the disposition of the Company's investment in a foreign subsidiary.

7. DEFINED BENEFIT PLANS

Veritiv maintains an open defined benefit pension plan in the U.S. for employees covered by certain collectively bargained agreements. Veritiv also maintains a defined benefit plan in the U.S., which includes frozen cash balance accounts for certain former Unisource employees, and formerly maintained similar plans for Canadian employees prior to the sale of Veritiv Canada, Inc. No other employees participate in Veritiv-sponsored defined benefit pension plans.

During the three months ended June 30, 2022, the Company completed the sale of its Veritiv Canada, Inc. business. As a result of the sale, a pension settlement occurred, which required an interim remeasurement of Veritiv Canada, Inc.'s defined benefit pension plan obligations as of the date of the sale. The Company ultimately recognized a gain of $7.0 million on the settlement of the Veritiv Canada, Inc. defined benefit plans, which was included in other (income) expense, net on the Condensed Consolidated Statement of Operations. See Note 13, Divestitures, for additional information regarding the Company's divestiture of Veritiv Canada, Inc.

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

Total net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.3	$(0.2)	$0.4	$0.1

Interest cost	$0.3	$—	$0.3	$0.5
Expected return on plan assets	(0.6)	0.2	(1.1)	(1.0)
Total other components	$(0.3)	$0.2	$(0.8)	$(0.5)
Net periodic benefit cost (credit)	$0.0	$—	$(0.4)	$(0.4)

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(in millions)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$1.8	$(0.1)	$1.6	$0.3

Interest cost	$0.9	$(0.4)	$0.8	$1.5
Expected return on plan assets	(1.5)	1.0	(3.3)	(3.1)
Settlement (gain) loss	—	(7.0)	—	—
Amortization of net loss	—	(0.1)	0.0	0.1
Total other components	$(0.6)	$(6.5)	$(2.5)	$(1.5)
Net periodic benefit cost (credit)	$1.2	$(6.6)	$(0.9)	$(1.2)

The components of net periodic benefit cost (credit) other than the service cost component are included in other (income) expense, net on the Condensed Consolidated Statements of Operations. Amounts are generally amortized from AOCL over the expected future working lifetime of active plan participants.

8. FAIR VALUE MEASUREMENTS

At September 30, 2022 and December 31, 2021, the carrying amounts of cash and cash equivalents, receivables, payables, other components of other current assets and other accrued liabilities, and the short-term debt associated with the commercial card program approximate their fair values due to the short maturity of these items. Cash and cash equivalents may include highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash.

Debt and Other Obligations

Borrowings under the ABL Facility are at variable market interest rates, and accordingly, the carrying amount approximates fair value, which is a Level 2 measurement. The Company's one interest rate cap agreement, which was related to the ABL Facility, expired on September 13, 2022. Prior to its expiration, the fair value of the interest rate cap was derived from a discounted cash flow analysis based on the terms of the agreement and Level 2 data for the forward interest rate curve adjusted for the Company's credit risk and was not significant for the periods presented in this report. See Note 5, Debt, for additional information regarding the Company's ABL Facility and other obligations.

Goodwill and Other Intangibles

At September 30, 2022, the Company held a goodwill balance of $96.3 million for its Packaging reportable segment. Additionally, at September 30, 2022, the Company held an other intangibles, net asset balance of $36.7 million for its Packaging and Facility Solutions reportable segments, related to its customer relationships. As a result of the announced sale of Veritiv Canada, Inc. in the first quarter of 2022, which the Company concluded represented a triggering event, the Company reviewed its goodwill and other intangible assets for possible impairment indicators. Utilizing Level 3 data (internal data such as the Company's operating and cash flow projections), the Company allocated $3.3 million of its goodwill balance and $2.6 million of its other intangibles, net asset balance to the divested Canadian business. The fair value analyses used in the impairment assessments for the retained goodwill and other intangibles, net asset also relied upon Level 3 data. Management determined that the carrying values of the goodwill and other intangibles, net asset for both the Veritiv Canada, Inc. business and the remaining Veritiv business were not impaired. See Note 13, Divestitures, for additional information related to the Company's divestiture of Veritiv Canada, Inc. There were no other impairment triggering events or other unusual changes to these assets for the periods presented.

Other Assets

At September 30, 2022 and December 31, 2021, the Company had assets-held-for-sale of $1.2 million and $1.2 million, respectively. These assets are included, at the lower of their carrying value or fair value, within the current assets section of the Condensed Consolidated Balance Sheets.

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

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Numerator:
Net income (loss)	$96.7	$40.0	$266.3	$87.7

Denominator:
Weighted-average shares outstanding – basic	13.85	14.86	14.40	15.44
Dilutive effect of stock-based awards	0.25	0.90	0.36	0.80
Weighted-average shares outstanding – diluted	14.10	15.76	14.76	16.24

Earnings (loss) per share:
Basic	$6.98	$2.69	$18.49	$5.68
Diluted	$6.86	$2.54	$18.04	$5.40

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	0.01	0.00	0.07	0.00
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.04	0.00	0.00	0.00

10. SHAREHOLDERS' EQUITY

Treasury Stock - Share Repurchase Programs

On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"). The 2022 Share Repurchase Program authorizes the Company, from time to time, to purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative or accelerated repurchase transactions, tender offers or otherwise, including Rule 10b5-1 trading plans, in accordance with all applicable securities laws and regulations. The timing and method of any repurchases, which will depend on a variety of market factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors. This authorization may be suspended, terminated, increased or decreased by the Board of Directors at any time. During the three and nine months ended September 30, 2022, the Company completed its repurchases under the 2022 Share Repurchase Program by repurchasing 787,750 and 1,564,420 shares, respectively, of its common stock at a cost of $95.2 million and $200.0 million, respectively, and reaching the program's authorized repurchase limit.

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50 million share repurchase program (the "2021 Share Repurchase Program"), which was increased to $100 million in May 2021. Executing within the 2021 Share

Repurchase Program, on March 9, 2021, Veritiv entered into a Share Repurchase Agreement with UWW Holdings, LLC (the "UWWH Stockholder"), pursuant to which the Company agreed to repurchase (the "Share Repurchase") an aggregate of 553,536 shares of its common stock owned by the UWWH Stockholder for an aggregate purchase price of $23.2 million. The Share Repurchase closed on March 12, 2021 and the Company funded the Share Repurchase with cash on hand. Concurrently with the closing of the Share Repurchase, the UWWH Stockholder sold the remainder of its shares of Veritiv common stock to an unrelated third party. During the three and nine months ended September 30, 2021, the Company completed its repurchases under the 2021 Share Repurchase Program by repurchasing 698,867 and 1,734,810 shares, respectively, of its common stock at a cost of $49.6 million and $100.0 million, respectively, and reaching the program's authorized repurchase limit.

Veritiv Omnibus Incentive Plan

In accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units, Performance Share Units, Market Condition Performance Share Units and/or non-employee director grants (grants not deferred) vested during those periods. The net share issuance is included on the Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2022 and 2021. The related cash flow impacts are included in financing activities on the Condensed Consolidated Statements of Cash Flows. For additional information related to these plans, refer to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

See the table below for information related to these transactions. Shares issued and recovered during the third quarter of 2022 and 2021 were not significant.

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

The following tables provide the components of AOCL (amounts are shown net of their related income tax effects, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2021	$(25.2)	$1.0	$(0.1)	$(24.3)
Unrealized net gains (losses) arising during the period	2.6	0.0	0.0	2.6
Net current period other comprehensive income (loss)	2.6	0.0	0.0	2.6
Balance at March 31, 2022	(22.6)	1.0	(0.1)	(21.7)
Unrealized net gains (losses) arising during the period	(4.5)	6.4	0.1	2.0
Amounts reclassified from AOCL	9.5	(7.0)	0.0	2.5
Net current period other comprehensive income (loss)	5.0	(0.6)	0.1	4.5
Balance at June 30, 2022	(17.6)	0.4	0.0	(17.2)
Unrealized net gains (losses) arising during the period	(1.9)	0.0	0.0	(1.9)
Amounts reclassified from AOCL	0.1	0.0	0.0	0.1
Net current period other comprehensive income (loss)	(1.8)	0.0	0.0	(1.8)
Balance at September 30, 2022	$(19.4)	$0.4	$—	$(19.0)

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2020	$(24.2)	$(9.1)	$(0.2)	$(33.5)
Unrealized net gains (losses) arising during the period	(0.3)	0.0	0.0	(0.3)
Net current period other comprehensive income (loss)	(0.3)	0.0	0.0	(0.3)
Balance at March 31, 2021	(24.5)	(9.1)	(0.2)	(33.8)
Unrealized net gains (losses) arising during the period	2.8	0.0	0.0	2.8
Amounts reclassified from AOCL	0.2	0.0	0.1	0.3
Net current period other comprehensive income (loss)	3.0	0.0	0.1	3.1
Balance at June 30, 2021	(21.5)	(9.1)	(0.1)	(30.7)
Unrealized net gains (losses) arising during the period	(4.0)	0.1	0.0	(3.9)
Amounts reclassified from AOCL	—	0.0	0.0	0.0
Net current period other comprehensive income (loss)	(4.0)	0.1	0.0	(3.9)
Balance at September 30, 2021	$(25.5)	$(9.0)	$(0.1)	$(34.6)

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

MEPPs

The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability when exiting a MEPP. Final charges for MEPP withdrawals are not known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. Charges not related to the Company's restructuring efforts are recorded as distribution expenses on the Condensed Consolidated Statements of Operations. Initial amounts are recorded as other non-current liabilities on the Condensed Consolidated Balance Sheets.

Minneapolis Food Distributors Ind Pension Plan

During the fourth quarter of 2021, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a complete withdrawal from the Minneapolis Food Distributors Ind Pension Plan to take effect on July 31, 2022, and recognized an estimated complete withdrawal liability of $0.5 million as of December 31, 2021, which was unchanged as of September 30, 2022. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity. As of September 30, 2022, the Company has not yet received the determination letter for the complete withdrawal from the Minneapolis Food Distributors Ind Pension Plan. The Company expects that payments will occur over an approximate three-year period.

Western Pennsylvania Teamsters and Employers Pension Fund

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund"), a MEPP related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million, which was unchanged as of September 30, 2022.

During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Fund and recognized an estimated partial withdrawal liability of $6.5 million, which was unchanged as of September 30, 2022.

As of September 30, 2022, the Company has not yet received the determination letters for the full and partial withdrawals from the Western Pennsylvania Fund. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively.

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

(in millions)	Packaging	Facility Solutions	Print Solutions	Total Reportable Segments	Corporate & Other	Total
Three Months Ended September 30, 2022
Net sales	$988.1	$180.1	$616.6	$1,784.8	$19.3	$1,804.1
Adjusted EBITDA	115.1	15.6	64.3	195.0	(53.7)
Depreciation and amortization	5.4	1.2	1.0	7.6	3.2	10.8
Restructuring charges, net	0.9	0.2	0.2	1.3	0.1	1.4

Three Months Ended September 30, 2021
Net sales	$970.6	$232.3	$535.6	$1,738.5	$29.3	$1,767.8
Adjusted EBITDA	107.0	13.4	30.5	150.9	(57.2)
Depreciation and amortization	5.9	1.8	1.5	9.2	4.1	13.3
Restructuring charges, net	0.8	0.2	0.1	1.1	1.4	2.5

Nine Months Ended September 30, 2022
Net sales	$2,992.8	$605.3	$1,806.4	$5,404.5	$78.4	$5,482.9
Adjusted EBITDA	320.9	45.0	179.4	545.3	(148.2)
Depreciation and amortization	17.2	4.1	3.2	24.5	10.1	34.6
Restructuring charges, net	3.4	0.7	1.3	5.4	0.1	5.5

Nine Months Ended September 30, 2021
Net sales	$2,740.2	$663.1	$1,495.9	$4,899.2	$86.5	$4,985.7
Adjusted EBITDA	280.4	35.3	70.1	385.8	(159.1)
Depreciation and amortization	18.4	5.7	4.7	28.8	13.3	42.1
Restructuring charges, net	6.6	1.3	2.5	10.4	1.6	12.0

The table below presents a reconciliation of net income (loss) as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$96.7	$40.0	$266.3	$87.7
Interest expense, net	4.8	3.8	12.3	13.4
Income tax expense (benefit)	32.4	14.1	68.1	32.3
Depreciation and amortization	10.8	13.3	34.6	42.1
Restructuring charges, net	1.4	2.5	5.5	12.0
Gain on sale of businesses	(18.6)	—	(28.6)	(3.1)
Facility closure charges, including (gain) loss from asset disposition	1.9	0.2	1.0	(1.0)
Stock-based compensation	1.8	1.0	7.7	5.7
LIFO reserve (decrease) increase	7.3	15.1	30.1	31.2
Non-restructuring severance charges	0.5	3.6	2.0	5.5
Non-restructuring pension charges (benefits)	—	—	(7.0)	—
Other	2.3	0.1	5.1	0.9
Adjustment for Corporate & Other	53.7	57.2	148.2	159.1
Adjusted EBITDA for reportable segments	$195.0	$150.9	$545.3	$385.8

In February 2021, a Veritiv warehouse incurred significant damage as a result of a severe weather event, which included damage to the building structure and contents, as well as a loss of inventory. The total amount of the incurred loss and restoration cost is currently estimated to be approximately $13 million, the majority of which is expected to be covered by the Company's various insurance policies. From the date of the incident, a total net benefit of $2.9 million has been recognized in selling and administrative expenses on the Company's statements of operations, of which $3.2 million was recognized in 2022. During the nine months ended September 30, 2022, the Company received $3.3 million in reimbursement related to the structural damage, which is reported as proceeds from insurance related to property and equipment on the Condensed Consolidated Statement of Cash Flows. Insurance proceeds not related to the structural damage are reported as cash flows from operating activities.
13. DIVESTITURES

Logistics solutions business

On September 1, 2022, the Company sold its logistics solutions business, which provided transportation and warehousing solutions to customers in the U.S., to FitzMark, LLC for a purchase price of $19 million in cash payable at closing, subject to certain customary adjustments. The Company recognized an initial pre-tax gain of approximately $10.3 million, which is included in gain on sale of businesses on the Condensed Consolidated Statements of Operations. The Company received initial net cash proceeds of approximately $18.3 million, reflecting the purchase price adjusted for target working capital, escrow withholdings and transaction fees. The net cash proceeds are reported as proceeds from asset sales and sale of businesses, net of cash transferred, in the investing activities section of the Condensed Consolidated Statements of Cash Flows. The gain and cash proceeds are subject to customary working capital adjustments. The Company used the proceeds to support the 2022 Share Repurchase Program, to pay down outstanding debt and to fund capital priorities and growth initiatives. Upon closing of the sale, Veritiv’s approximately 60 employees in its logistics solutions business became employees of FitzMark, LLC. The sale did not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation. The financial results of this business are included in the Corporate & Other category of reported results in Note 12, Segment and Other Information.

Veritiv Canada, Inc.

In March 2022, the Company signed a definitive agreement to sell its Veritiv Canada, Inc. business to Imperial Dade Canada Inc. for a purchase price of CAD $240 million (approximately U.S. $190 million) in cash payable at closing, subject to certain customary adjustments. The sale closed on May 2, 2022. The Company recognized an initial pre-tax gain of approximately $10.0 million in the second quarter of 2022. In the third quarter of 2022, the Company recognized an additional pre-tax gain of approximately $8.3 million related to finalizing the post-closing working capital adjustment. The gain is included in gain on sale of businesses on the Condensed Consolidated Statements of Operations. Veritiv received initial net cash proceeds of approximately $147.4 million, reflecting the purchase price adjusted for cash and target working capital, closing date debt and transaction fees. The net cash proceeds are reported as proceeds from asset sales and sale of businesses, net of cash transferred, in the investing activities section of the Condensed Consolidated Statements of Cash Flows. The Company used the proceeds to support the 2022 Share Repurchase Program, to pay down outstanding debt and to fund capital priorities and growth initiatives. The sale included substantially all of the Company's facility solutions and print operations in Canada, and a majority of the Company's Canada-based packaging business, which primarily serves food service customers. The Company maintains the ability to supply packaging solutions to the Canadian locations of certain U.S.-based customers. The sale did not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation. Management determined that the carrying values of the goodwill and other intangible assets allocated to the Veritiv Canada, Inc. business were not impaired. Upon closing of the sale, Veritiv’s approximately 900 employees in Canada became employees of Imperial Dade Canada Inc. In connection with the closing, the Company entered into an agreement with the buyer for the provision of certain storage, order processing and/or fulfillment services for the small subset of Veritiv-retained packaging customers.

Rollsource business

On March 31, 2021, the Company sold its legacy Print segment's Rollsource business, which provided specialized converting of commercial printing paper for distribution to the business-forms, direct-mail and digital-printing industries. The Company received initial cash proceeds of approximately $7.5 million, which were used to pay outstanding revolving loan borrowings under the ABL Facility. The cash proceeds, including those from the subsequent working capital adjustment, are reported as proceeds from asset sales and sale of businesses, net of cash transferred, in the investing activities section of the Condensed Consolidated Statements of Cash Flows. The Company recognized an initial pre-tax gain of approximately $2.4 million in the first quarter of 2021, and in the second quarter of 2021, the Company received cash proceeds for and recognized an additional pre-tax gain of approximately $0.7 million related to the post-closing working capital adjustment. The gain is included in gain on sale of businesses on the Condensed Consolidated Statements of Operations. The sale did not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation.

Other divestitures

The Company has on occasion divested certain facilities. These property divestitures resulted in gains or losses, which are included in selling and administrative expenses or restructuring charges, net on the Condensed Consolidated Statements of Operations.

14. SUBSEQUENT EVENT

On November 7, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share of common stock, payable on December 19, 2022 to shareholders of record at the close of business on November 18, 2022.

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

The following discussion of the Company's financial condition and results of operations for the three and nine months ended September 30, 2022 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

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

Beginning in April 2020, Veritiv took several actions to help mitigate the effects of the decreased sales activity and improve liquidity, including implementing cost-savings and cash preservation initiatives as described under the heading "2020 Restructuring Plan" below. The Company saw economic improvements during 2022 and 2021 in many of the markets where it operates, as global vaccine distribution efforts continued. The current circumstances are dynamic and the impacts of the COVID-19 pandemic on the Company's business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time. The extent to which the COVID-19 pandemic continues to impact the Company's business, results of operations, access to sources of liquidity and financial condition will depend on future developments. These developments, which are uncertain and difficult to predict, include, but are not limited to, the duration, spread and severity of the COVID-19 pandemic including new variants, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors, measures adopted or recommended by local and federal governments or health authorities in response to the pandemic, the availability, adoption and effectiveness of vaccines and vaccine boosters and to what extent normal economic and operating conditions can resume and be sustained. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession, downturn or volatility or long-term changes in customer behavior.

Other Developments

Divestitures

Logistics Solutions Business

On September 1, 2022, the Company sold its logistics solutions business, which provided transportation and warehousing solutions to customers in the U.S., to FitzMark, LLC. The Company recognized an initial pre-tax gain of approximately $10.3 million. The Company received initial net cash proceeds of approximately $18.3 million. The gain and cash proceeds are subject to customary working capital adjustments. The Company used the proceeds to support the 2022 Share Repurchase Program, to pay down outstanding debt and to fund capital priorities and growth initiatives. The sale did not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation. Upon closing of the sale, Veritiv’s approximately 60 employees in its logistics solutions business became employees of FitzMark, LLC. The financial results of this business are included in the Corporate & Other category of reported results in Note 12 of the Notes to Condensed Consolidated Financial Statements and in the "Segment Results" section of this Item 2.

Veritiv Canada, Inc.

On May 2, 2022, the Company completed the sale of its Veritiv Canada, Inc. business to Imperial Dade Canada Inc. The Company recognized an initial pre-tax gain of approximately $10.0 million in the second quarter of 2022. In the third quarter of 2022, the Company recognized an additional pre-tax gain of approximately $8.3 million related to finalizing the post-closing working capital adjustment. Veritiv received initial net cash proceeds of approximately $147.4 million. The Company used the proceeds to support the 2022 Share Repurchase Program, to pay down outstanding debt and to fund capital priorities and growth initiatives. The sale included substantially all of the Company's facility solutions and print operations in Canada, and a majority of the Company's Canada-based packaging business, which primarily serves food service customers. The Company maintains the ability to supply packaging solutions to the Canadian locations of certain U.S.-based customers. The sale did not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation. Upon closing of the sale, Veritiv’s approximately 900 employees in Canada became employees of Imperial Dade Canada Inc.

These divestitures will allow Veritiv to continue to shift its portfolio to focus on its core packaging business, with an emphasis on higher growth, higher margin businesses, and further invest in building on its industry-leading capabilities. See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information regarding these sales. This report includes the financial results of the Company's logistics solutions business and its Veritiv Canada, Inc. business in the Company's Condensed Consolidated Financial Statements for their respective partial year of 2022 based on their sale dates, and for the three and nine months ended September 30, 2021.

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

2022 Share Repurchase Program

On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"), which replaced the Company's previous $100 million share repurchase program that was fully utilized as of December 31, 2021. The 2022 Share Repurchase Program authorizes the Company, from time to time, to purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative or accelerated repurchase transactions, tender offers or otherwise, including Rule 10b5-1 trading plans, in accordance with all applicable securities laws and regulations. The timing and method of any repurchases, which will depend on a variety of market factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors. This authorization may be suspended, terminated, increased or decreased by the Board of Directors at any time. During the three and nine months ended September 30, 2022, the Company completed its repurchases under the 2022 Share Repurchase Program by repurchasing 787,750 and 1,564,420 shares, respectively, of its common stock at a cost of $95.2 million and $200.0 million, respectively, and reaching the program's authorized repurchase limit. For the three and nine months ended September 30, 2022, the average price paid per share under the 2022 Share Repurchase Program was $120.85 and $127.84, respectively.

2020 Restructuring Plan

During 2020, the Company initiated a restructuring plan (the "2020 Restructuring Plan") to (1) respond to the impact of the COVID-19 pandemic on its business operations, (2) address the ongoing secular changes in its print and publishing operations and (3) further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. The 2020 Restructuring Plan included (i) a reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, (ii) the closure of certain warehouse facilities and retail stores, (iii) adjustments to various compensation plans, (iv) repositioning of inventory to expand the Company's service radius and (v) other actions. As of September 30, 2022, the 2020 Restructuring Plan was substantially complete. See Note 4 of the Notes to Condensed Consolidated Financial Statements for information related to the Company's restructuring efforts.

Company Strategy

Veritiv continues to execute against its long-term strategy to be the leading provider of business-to-business packaging products and services, as well as paper and facility solutions products and services. The Company continues to invest in organic packaging growth, including selling and supply chain capabilities, and to pursue inorganic packaging growth opportunities. The Company also continues to evaluate alternatives for non-core components of its business.

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

Veritiv's business is organized under three reportable segments: Packaging, Facility Solutions and Print Solutions. This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category which includes certain assets and costs not primarily attributable to any of the reportable segments. Prior to its divestiture in September 2022, the Company's logistics solutions business, which provided transportation and warehousing solutions, was also included in Corporate & Other. The following summary describes the products and services offered in each of the reportable segments:
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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2022	2021	$	%	2022	2021	$	%
Net sales	$1,804.1	$1,767.8	$36.3	2.1%	$5,482.9	$4,985.7	$497.2	10.0%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,388.3	1,402.1	(13.8)	(1.0)%	4,254.6	3,959.2	295.4	7.5%
Distribution expenses	93.4	103.4	(10.0)	(9.7)%	303.8	308.9	(5.1)	(1.7)%
Selling and administrative expenses	194.9	189.7	5.2	2.7%	573.5	537.0	36.5	6.8%
Gain on sale of businesses	(18.6)	—	18.6	*	(28.6)	(3.1)	25.5	*
Depreciation and amortization	10.8	13.3	(2.5)	(18.8)%	34.6	42.1	(7.5)	(17.8)%
Restructuring charges, net	1.4	2.5	(1.1)	(44.0)%	5.5	12.0	(6.5)	(54.2)%
Operating income (loss)	133.9	56.8	77.1	135.7%	339.5	129.6	209.9	162.0%
Interest expense, net	4.8	3.8	1.0	26.3%	12.3	13.4	(1.1)	(8.2)%
Other (income) expense, net	0.0	(1.1)	1.1	100.0%	(7.2)	(3.8)	(3.4)	(89.5)%
Income (loss) before income taxes	129.1	54.1	75.0	138.6%	334.4	120.0	214.4	178.7%
Income tax expense (benefit)	32.4	14.1	18.3	129.8%	68.1	32.3	35.8	110.8%
Net income (loss)	$96.7	$40.0	$56.7	141.8%	$266.3	$87.7	$178.6	203.6%
*- not meaningful
The tables below provide reconciliations of Veritiv's reported net sales, calculated in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), to its organic sales, which is a non-GAAP financial measure. Organic sales is defined by the Company as: net sales on an average daily sales basis, excluding revenue from sold businesses and revenue from acquired businesses for a period of 12 months after the Company completes the acquisition. The Company believes presenting organic sales will help investors better compare period-over-period results. Other companies in the industry may calculate organic sales differently than Veritiv does, limiting its usefulness as a comparative measure.

	Three Months Ended September 30,
	Total Company		Packaging		Facility Solutions		Print Solutions		Corporate & Other
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Reported net sales	$1,804.1	$1,767.8	$988.1	$970.6	$180.1	$232.3	$616.6	$535.6	$19.3	$29.3
Impact of change in selling days (1)	—	—	—	—	—	—	—	—	—	—
Net sales (on an average daily sales basis)	1,804.1	1,767.8	988.1	970.6	180.1	232.3	616.6	535.6	19.3	29.3
Business divestitures (2)	(19.3)	(213.8)	—	(71.5)	—	(68.0)	—	(45.0)	(19.3)	(29.3)
Organic sales	$1,784.8	$1,554.0	$988.1	$899.1	$180.1	$164.3	$616.6	$490.6	$—	$—
(1) Adjustment for differences in the number of selling days.
(2) Represents the net sales of each of the following divested businesses prior to its respective divestiture: Rollsource (March 31, 2021), Veritiv Canada, Inc. (May 2, 2022) and the logistics solutions business (September 1, 2022).

	Nine Months Ended September 30,
	Total Company		Packaging		Facility Solutions		Print Solutions		Corporate & Other
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Reported net sales	$5,482.9	$4,985.7	$2,992.8	$2,740.2	$605.3	$663.1	$1,806.4	$1,495.9	$78.4	$86.5
Impact of change in selling days (1)	—	—	—	—	—	—	—	—	—	—
Net sales (on an average daily sales basis)	5,482.9	4,985.7	2,992.8	2,740.2	605.3	663.1	1,806.4	1,495.9	78.4	86.5
Business divestitures (2)	(338.2)	(620.9)	(100.3)	(199.8)	(86.9)	(193.8)	(72.6)	(140.8)	(78.4)	(86.5)
Organic sales	$5,144.7	$4,364.8	$2,892.5	$2,540.4	$518.4	$469.3	$1,733.8	$1,355.1	$—	$—
(1) Adjustment for differences in the number of selling days.
(2) Represents the net sales of each of the following divested businesses prior to its respective divestiture: Rollsource (March 31, 2021), Veritiv Canada, Inc. (May 2, 2022) and the logistics solutions business (September 1, 2022).

Net Sales
For the three months ended September 30, 2022, net sales increased by $36.3 million, or 2.1%. Organic sales increased by $230.8 million, or 14.9%, for the three months ended September 30, 2022. The decrease in net sales resulting from the divestiture of the Canadian business for the three months ended September 30, 2022 was $184.5 million. Inflationary market price increases, primarily in the Company's Packaging and Print Solutions product portfolios, continued throughout the third quarter of 2022 and contributed to the increased net sales. To the extent feasible, the Company has adjusted its prices to reflect the impact of inflation on the cost of purchased materials and services. Also, despite ongoing constraints in the broader supply chain, the Company was able to mitigate some of the impact to its customers through leveraging its portfolio of suppliers and its North American supply chain network. Management expects higher market prices and marketplace supply chain challenges to continue throughout 2022. See the "Segment Results" section for additional discussion.

For the nine months ended September 30, 2022, net sales increased by $497.2 million, or 10.0%. Organic sales increased by $779.9 million, or 17.9%, for the nine months ended September 30, 2022. The decrease in net sales resulting from the divestiture of the Canadian business for the nine months ended September 30, 2022 was $260.8 million. Inflationary market price increases, primarily in the Company's Packaging and Print Solutions product portfolios, continued throughout the first nine months of 2022 and contributed to the increased net sales, while net sales in the Print Solutions segment in the first half of 2021 were negatively impacted by the COVID-19 pandemic. To the extent feasible, the Company has adjusted its prices to reflect the impact of inflation on the cost of purchased materials and services. Also, despite ongoing constraints in the broader supply chain, the Company was able to mitigate some of the impact to its customers through leveraging its portfolio of suppliers and its North American supply chain network. See the "Segment Results" section for additional discussion.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three months ended September 30, 2022, cost of products sold decreased primarily due to the divestiture of the Canadian business, partially offset by higher net sales. Cost of products sold increased at a slower rate than net sales due to improvements in pricing, sale of the lower margin Canadian business and changes in segment mix.

For the nine months ended September 30, 2022, cost of products sold increased primarily due to higher net sales, partially offset by declines related to the divestiture of the Canadian business. Cost of products sold increased at a slower rate than net sales due to improvements in pricing, sale of the lower margin Canadian business and changes in segment mix.

Distribution Expenses
For the three months ended September 30, 2022, distribution expenses decreased by $10.0 million, or 9.7%. The decrease was primarily due to a $15.6 million decrease related to the divestiture of the Canadian business, partially offset by a $3.7 million increase in freight and logistics expense driven by an increase in third-party freight and fuel expenses related to higher sales volume and higher diesel fuel and carrier prices.

For the nine months ended September 30, 2022, distribution expenses decreased by $5.1 million, or 1.7%. The decrease was primarily due to a $23.7 million decrease related to the divestiture of the Canadian business, partially offset by (i) a $15.5 million increase in freight and logistics expense and (ii) a $2.1 million increase in personnel expenses. The increase in freight and logistics expense was primarily driven by an increase in third-party freight and fuel expenses related to higher sales volume and higher diesel fuel and carrier prices.

Selling and Administrative Expenses
For the three months ended September 30, 2022, selling and administrative expenses increased by $5.2 million, or 2.7%. The increase was primarily due to (i) a $9.7 million increase in personnel expenses, (ii) a $3.2 million increase in professional fees expense, (iii) a $2.3 million increase in marketing and communications expense and (iv) a $2.1 million increase in legal expense, partially offset by a $13.8 million decrease in expenses related to the divestiture of the Canadian business. The increase in personnel expenses was primarily driven by (i) an increase in commission expenses due to higher net sales and (ii) an increase in travel and entertainment expenses.

For the nine months ended September 30, 2022, selling and administrative expenses increased by $36.5 million, or 6.8%. The increase was primarily due to (i) a $36.2 million increase in personnel expenses, (ii) a $15.9 million increase in professional fees expense and (iii) a $3.2 million increase in marketing and communications expense, partially offset by (i) a $15.2 million decrease related to the divestiture of the Canadian business and (ii) a $3.5 million gain from insurance proceeds. The increase in personnel expenses was primarily driven by (i) an increase in commission expenses due to higher net sales and (ii) an increase in travel and entertainment expenses.

Gain on Sale of Businesses
For the three months ended September 30, 2022, gain on sale of businesses was $18.6 million. For the nine months ended September 30, 2022, gain on sale of businesses was $28.6 million as compared to $3.1 million in the prior year period. See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's business divestitures.

Depreciation and Amortization
For the three and nine months ended September 30, 2022, depreciation and amortization was lower than the same period in 2021. The decrease was primarily driven by lower depreciation on information technology related assets and the divestiture of the Canadian business.

Restructuring Charges, Net
For the three months ended September 30, 2022, restructuring charges, net, decreased by $1.1 million, or 44.0%. For the nine months ended September 30, 2022, restructuring charges, net, decreased by $6.5 million, or 54.2%. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts.

Interest Expense, Net
For the three months ended September 30, 2022, interest expense, net, increased by $1.0 million, or 26.3%. The increase was primarily due to higher average interest rates, partially offset by a lower average balance on the Company's ABL Facility.

For the nine months ended September 30, 2022, interest expense, net, decreased by $1.1 million, or 8.2%. The decrease was primarily due to a lower average balance on the Company's ABL Facility, partially offset by higher average interest rates.

Other (Income) Expense, Net
For the three months ended September 30, 2022, other (income) expense, net, was less than $0.1 million. This was a net unfavorable change of $1.1 million as compared to the same period in 2021. The unfavorable change was primarily due to higher pension expenses.

For the nine months ended September 30, 2022, other (income) expense, net, was income of $7.2 million. This was a net favorable change of $3.4 million as compared to the same period in 2021. The favorable change was primarily due to a $7.0 million gain on the settlement of the Canadian pension plans, which was triggered by the divestiture of the Canadian business, partially offset by higher pension expenses.

Effective Tax Rate
Veritiv's effective tax rates were 25.1% and 26.1% for the three months ended September 30, 2022 and 2021, respectively. Veritiv's effective tax rates were 20.4% and 26.9% for the nine months ended September 30, 2022 and 2021, respectively. The difference between the Company's effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to vesting of stock compensation, state income taxes (net of federal income tax benefit), non-deductible expenses, tax credits and the Company's pre-tax book income (loss) by jurisdiction. Additionally, the effective tax rate for the three and nine months ended September 30, 2022 includes a tax benefit on the disposition of the Company's investment in a foreign subsidiary.

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

Veritiv believes investors commonly use Adjusted EBITDA as a key financial metric for valuing companies. In addition, the credit agreement governing the ABL Facility permits the Company to exclude these and other charges in calculating Consolidated EBITDA, as defined in the ABL Facility. This common metric is intended to align shareholders, debt holders and management. Adjusted EBITDA is a non-GAAP financial measure and is not an alternative to net income, operating income or any other measure prescribed by U.S. GAAP.

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

Included in the following tables are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print Solutions	Corporate & Other
Three Months Ended September 30, 2022
Net sales	$988.1	$180.1	$616.6	$19.3
Adjusted EBITDA	115.1	15.6	64.3	(53.7)
Adjusted EBITDA as a % of net sales	11.6%	8.7%	10.4%	*

Three Months Ended September 30, 2021
Net sales	$970.6	$232.3	$535.6	$29.3
Adjusted EBITDA	107.0	13.4	30.5	(57.2)
Adjusted EBITDA as a % of net sales	11.0%	5.8%	5.7%	*

Nine Months Ended September 30, 2022
Net sales	$2,992.8	$605.3	$1,806.4	$78.4
Adjusted EBITDA	320.9	45.0	179.4	(148.2)
Adjusted EBITDA as a % of net sales	10.7%	7.4%	9.9%	*

Nine Months Ended September 30, 2021
Net sales	$2,740.2	$663.1	$1,495.9	$86.5
Adjusted EBITDA	280.4	35.3	70.1	(159.1)
Adjusted EBITDA as a % of net sales	10.2%	5.3%	4.7%	*
* - not meaningful

See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of net income (loss) as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2022	2021	$	%	2022	2021	$	%
Net sales	$988.1	$970.6	$17.5	1.8%	$2,992.8	$2,740.2	$252.6	9.2%
Adjusted EBITDA	115.1	107.0	8.1	7.6%	320.9	280.4	40.5	14.4%
Adjusted EBITDA as a % of net sales	11.6%	11.0%		60 bps	10.7%	10.2%		50 bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2022 vs. 2021	2022 vs. 2021
Volume	$(88.7)	$(91.3)
Foreign currency	(1.5)	(8.4)
Price/Mix	107.7	352.3
Total change	$17.5	$252.6

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021

Net sales increased $17.5 million, or 1.8%, as compared to the same period in 2021. Organic sales increased $89.0 million, or 9.9%, for the three months ended September 30, 2022. The net sales increase was primarily attributable to higher market prices, partially offset by volume declines associated with the divestiture of the Canadian business and lower sales volume. Sales to manufacturing, healthcare, and wholesale and retail customers improved most significantly compared to the prior year period. Management expects the higher market prices and supply chain constraints to continue throughout 2022. The decrease in net sales resulting from the divestiture of the Canadian business for the three months ended September 30, 2022 was $71.5 million.

Adjusted EBITDA increased $8.1 million, or 7.6%, as compared to the same period in 2021. The increase in Adjusted EBITDA was primarily attributable to (i) higher net sales, (ii) cost of products sold increasing at a slower rate than net sales and (iii) a $0.8 million decrease in distribution expenses, partially offset by a $9.5 million increase in selling and administrative expenses. The decrease in distribution expenses was primarily driven by a $6.1 million decrease related to the divestiture of the Canadian business, partially offset by (i) a $2.4 million increase in freight and logistics expense and (ii) a $1.7 million increase in facility rent expense driven by increased utilization of the distribution network. The increase in selling and administrative expenses was primarily driven by (i) a $9.2 million increase in personnel expenses and (ii) a $2.1 million increase in professional fees expense, partially offset by a $2.8 million decrease related to the divestiture of the Canadian business. The increase in personnel expenses was associated with (i) increased commission expenses driven by higher sales, (ii) higher wages and benefits to support the Company's Packaging growth strategy and (iii) an increase in travel and entertainment expenses.

Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021

Net sales increased $252.6 million, or 9.2%, as compared to the same period in 2021. Organic sales increased $352.1 million, or 13.9%, for the nine months ended September 30, 2022. The net sales increase was primarily attributable to higher market prices and increased sales volume in all product categories and end use sectors, excluding volume declines associated with the divestiture of the Canadian business, partially offset by unfavorable foreign currency impacts. Sales to manufacturing, healthcare, and food and beverage customers improved most significantly compared to the prior year period. The decrease in net sales resulting from the divestiture of the Canadian business for the nine months ended September 30, 2022 was $99.5 million.

Adjusted EBITDA increased $40.5 million, or 14.4%, as compared to the same period in 2021. The increase in Adjusted EBITDA was primarily attributable to (i) higher net sales and (ii) cost of products sold increasing at a slower rate than net sales, partially offset by (i) a $38.2 million increase in selling and administrative expenses and (ii) an $8.8 million increase in distribution expenses. The increase in selling and administrative expenses was primarily driven by (i) a $30.0 million increase in personnel expenses and (ii) a $10.6 million increase in professional fees expense, partially offset by a $3.8 million decrease related to the divestiture of the Canadian business. The increase in personnel expenses was associated with (i) increased commission expenses driven by higher sales, (ii) higher wages and benefits to support the Company's Packaging growth strategy and (iii) an increase in travel and entertainment expenses. The increase in distribution expenses was primarily driven by (i) a $9.0 million increase in freight and logistics expense, (ii) a $5.7 million increase in facility rent expense driven by increased utilization of the distribution network and (iii) a $1.8 million increase in personnel expenses, partially offset by a $7.8 million decrease related to the divestiture of the Canadian business.

Facility Solutions

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2022	2021	$	%	2022	2021	$	%
Net sales	$180.1	$232.3	$(52.2)	(22.5)%	$605.3	$663.1	$(57.8)	(8.7)%
Adjusted EBITDA	15.6	13.4	2.2	16.4%	45.0	35.3	9.7	27.5%
Adjusted EBITDA as a % of net sales	8.7%	5.8%		290 bps	7.4%	5.3%		210 bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2022 vs. 2021	2022 vs. 2021
Volume	$(76.3)	$(78.3)
Foreign currency	—	(3.8)
Price/Mix	24.1	24.3
Total change	$(52.2)	$(57.8)

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021

Net sales decreased $52.2 million, or 22.5%, as compared to the same period in 2021. Organic sales increased $15.8 million, or 9.6%, for the three months ended September 30, 2022. The net sales decrease was primarily attributable to the divestiture of the Canadian business and decreased sales volume, partially offset by higher market prices and increased sales of towels and tissues, food service products and can liners. The decrease in net sales resulting from the divestiture of the Canadian business for the three months ended September 30, 2022 was $68.0 million. As the COVID-19 pandemic restrictions were lifted, demand improved within the entertainment and hospitality end use sectors during the first nine months of 2022 as away-from-home activity resumed across the broader market place. This was partially offset by declining demand for the personal protective equipment product category, which experienced strong demand in 2021 due to COVID-19. Management expects growth in the broader facility solutions away-from-home sectors to be offset by lower demand for personal protective equipment products through the remainder of 2022.

Adjusted EBITDA increased $2.2 million, or 16.4%, as compared to the same period in 2021. The increase in Adjusted EBITDA was primarily attributable to (i) the divestiture of the Canadian business resulting in a $6.8 million decrease in distribution expense and a $3.4 million decrease in selling and administrative expense and (ii) cost of products sold decreasing at a faster rate than net sales, partially offset by lower net sales resulting from the divestiture of the Canadian business.

Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021

Net sales decreased $57.8 million, or 8.7%, as compared to the same period in 2021. Organic sales increased $49.1 million, or 10.5%, for the nine months ended September 30, 2022. The net sales decrease was primarily attributable to the divestiture of the Canadian business and unfavorable foreign currency impacts, partially offset by higher market prices and increased sales of towels and tissues, food service products and can liners primarily driven by overall demand improvements as compared to prior year. The decrease in net sales resulting from the divestiture of the Canadian business for the nine months ended September 30, 2022 was $106.9 million.

Adjusted EBITDA increased $9.7 million, or 27.5%, as compared to the same period in 2021. The increase in Adjusted EBITDA was primarily attributable to (i) a $15.9 million decrease in expenses related to the divestiture of the Canadian business and (ii) cost of products sold decreasing at a faster rate than net sales, partially offset by (i) lower net sales resulting from the divestiture of the Canadian business, (ii) a $2.8 million increase in distribution expenses and (iii) a $1.8 million increase in selling and administrative expenses. The increase in distribution expenses was primarily driven by a $3.8 million increase in freight and logistics expense, partially offset by a $0.9 million decrease in facility and equipment rent expense. The increase in selling and administrative expenses was primarily driven by (i) a $3.3 million increase in commission expense and (ii) a $2.2 million increase in professional fees expense, partially offset by a $4.0 million decrease in wages.

Print Solutions

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2022	2021	$	%	2022	2021	$	%
Net sales	$616.6	$535.6	$81.0	15.1%	$1,806.4	$1,495.9	$310.5	20.8%
Adjusted EBITDA	64.3	30.5	33.8	110.8%	179.4	70.1	109.3	155.9%
Adjusted EBITDA as a % of net sales	10.4%	5.7%		470 bps	9.9%	4.7%		520 bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2022 vs. 2021	2022 vs. 2021
Volume	$(97.8)	$(128.9)
Foreign currency	—	(2.6)
Price/Mix	178.8	442.0
Total change	$81.0	$310.5

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021

Net sales increased $81.0 million, or 15.1%, as compared to the same period in 2021. Organic sales increased $126.0 million, or 25.7%, for the three months ended September 30, 2022. The net sales increase was primarily attributable to higher market prices driven by demand outpacing supply, partially offset by decreased sales volume as well as volume declines associated with the divestiture of the Canadian business. Domestic market demand continued to outpace both domestic and international supply in the third quarter of 2022. Management expects the demand and supply imbalance to continue into early 2023. The decrease in net sales resulting from the divestiture of the Canadian business for the three months ended September 30, 2022 was $45.0 million.

Adjusted EBITDA increased $33.8 million, or 110.8%, as compared to the same period in 2021. The Adjusted EBITDA increase was primarily attributable to (i) cost of products sold increasing at a slower rate than net sales, (ii) higher net sales and (iii) a $4.4 million decrease in distribution expenses, partially offset by a $3.0 million increase in selling and administrative expenses. The decrease in distribution expenses was primarily driven by (i) a $2.6 million decrease related to the divestiture of the Canadian business and (ii) a $1.9 million decrease in facility rent expense. The increase in selling and administrative expenses was primarily driven by a $6.3 million increase in personnel expenses, due to increased commission expense and wages and benefits expense, partially offset by a $2.0 million decrease in bad debt expense and a $1.7 million decrease related to the divestiture of the Canadian business.

Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021

Net sales increased $310.5 million, or 20.8%, as compared to the same period in 2021. Organic sales increased $378.7 million, or 27.9%, for the nine months ended September 30, 2022. The net sales increase was primarily attributable to higher market prices driven by demand outpacing supply as compared to the first half of 2021 when there was a significant negative impact on demand due to COVID-19, partially offset by decreased sales volume as well as volume declines associated with the divestiture of the Canadian business. Domestic market demand for coated and uncoated paper grades outpaced both domestic and international supply during the first nine months of 2022. The decrease in net sales resulting from the divestiture of the Canadian business for the nine months ended September 30, 2022 was $54.4 million.

Adjusted EBITDA increased $109.3 million, or 155.9%, as compared to the same period in 2021. The Adjusted EBITDA increase was primarily attributable to (i) cost of products sold increasing at a slower rate than net sales, (ii) higher net sales and (iii) an $8.4 million decrease in distribution expenses, partially offset by a $13.1 million increase in selling and administrative expenses. The decrease in distribution expenses was primarily driven by (i) a $6.4 million decrease in facility rent expense and (ii) a $4.2 million decrease related to the divestiture of the Canadian business, partially offset by a $2.8 million increase in freight and logistics expense. The increase in selling and administrative expenses was primarily driven by a $15.6 million increase in personnel expenses, due to increased commission expense and wages and benefits expense, partially offset by a $2.1 million decrease related to the divestiture of the Canadian business.

Corporate & Other

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2022	2021	$	%	2022	2021	$	%
Net sales	$19.3	$29.3	$(10.0)	(34.1)%	$78.4	$86.5	$(8.1)	(9.4)%
Adjusted EBITDA	(53.7)	(57.2)	3.5	6.1%	(148.2)	(159.1)	10.9	6.9%

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021

Net sales decreased $10.0 million, or 34.1%, as compared to the same period in 2021. The net sales decrease was driven by the divestiture of the logistics solutions business.

Adjusted EBITDA increased $3.5 million, or 6.1%, as compared to the same period in 2021. The Adjusted EBITDA increase was primarily driven by a $4.9 million decrease in selling and administrative expenses. The decrease in selling and administrative expenses was primarily due to (i) a $4.2 million decrease related to the divestiture of the Canadian business and (ii) a $4.1 million decrease in personnel expenses, partially offset by (i) a $2.4 million increase in marketing and communications expense and (ii) a $2.1 million increase in legal expense. The decrease in personnel expenses was primarily due to lower wages and lower incentive compensation expense, partially offset by an increase in travel and entertainment expenses.

Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021

Net sales decreased $8.1 million, or 9.4%, as compared to the same period in 2021. The net sales decrease was driven by the divestiture of the logistics solutions business.

Adjusted EBITDA increased $10.9 million, or 6.9%. The Adjusted EBITDA increase was primarily driven by (i) a $6.5 million decrease in selling and administrative expenses, (ii) a $6.6 million decrease related to the divestiture of the Canadian business and (iii) cost of products sold decreasing at a faster rate than net sales, partially offset by lower net sales resulting from the divestiture of the logistics solutions business. The decrease in selling and administrative expenses was primarily due to lower wages and lower incentive compensation expense, partially offset by an increase in travel and entertainment expenses.

Liquidity and Capital Resources

The cash requirements of the Company are primarily provided by cash flows from operations and borrowings under the ABL Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's debt position.

The following table sets forth a summary of cash flows:

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash provided by (used for):
Operating activities	$158.9	$91.6
Investing activities	143.4	1.7
Financing activities	(316.5)	(170.1)
Analysis of Cash Flows
Operating Activities
Net cash from operating activities was higher by $67.3 million as compared to the prior year. The increase was primarily due to the Company's improved operating results, partially offset by a $41.5 million increase for cash paid for income taxes, net of refunds, the payment of $10.1 million of payroll taxes, which were previously deferred under the CARES Act, and increased payments for performance incentives, which were driven by improved operating results. The remaining changes in the Company's operating assets and liabilities were driven by revenue growth and other normal business activities.

Investing Activities
Net cash from investing activities was higher by $141.7 million as compared to the prior year. The increase was primarily due to the net cash proceeds received in the current year period from the sale of (i) the logistics solutions business totaling approximately $18.3 million and (ii) the Canadian business totaling approximately $147.4 million, less cash transferred of $8.5 million, exceeding the proceeds received in the prior year period from the sale of (i) the Rollsource business totaling approximately $8.2 million and (ii) two facilities totaling approximately $6.5 million. Additionally, the Company's higher capital expenditures in the current year period were partially offset by the current year receipt of $3.3 million in insurance proceeds, which represented coverage for the structural damage sustained to one of its properties in the prior year.

Financing Activities
Net cash used for financing activities was an increased use of cash by $146.4 million as compared to the prior year. The increased usage was primarily due to increased common stock repurchases, increased tax withholdings on share-based compensation and increased net repayments under the Company's ABL Facility. During the nine months ended September 30, 2022, the Company repurchased 1,564,420 shares of its common stock at a cost of $200.0 million under its 2022 Share Repurchase Program. During the nine months ended September 30, 2021, the Company repurchased 1,734,810 shares of its common stock at a cost of $100.0 million under its 2021 Share Repurchase Program. Additionally, during the nine months ended September 30, 2021, in conjunction with the amendment of the ABL Facility, the Company incurred and deferred $3.3 million in new financing fees.

Funding and Liquidity Strategy

In 2021, the Company amended its ABL Facility to extend the maturity date to May 20, 2026, adjust the pricing grid for applicable interest rates and update certain provisions to facilitate the transition from LIBOR to a new replacement benchmark rate. All other significant terms remained substantially the same. The Company's one interest rate cap agreement, which was related to the ABL Facility, expired on September 13, 2022.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2022, the available additional borrowing capacity under the ABL Facility was approximately $643.2 million. As of September 30, 2022, the Company held $9.5 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At September 30, 2022, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

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

The Company currently estimates that during 2022 it will spend approximately $30 million for capital expenditures covering both maintenance and strategic investments. As provided by the CARES Act, in response to the COVID-19 pandemic the Company deferred $19.1 million of payroll taxes, which it had incurred through December 31, 2020. In January 2022 the Company paid $10.1 million of the deferred payroll taxes and currently expects to pay the remaining amount in January 2023. See Note 3 of the Notes to Condensed Consolidated Financial Statements for information regarding the Company's lease commitments, including leases that have not yet commenced, if any. See Note 5 of the Notes to Condensed Consolidated Financial Statements for information regarding the Company's use of vendor-based financing arrangements, if any. See Note 13 of the Notes to Condensed Consolidated Financial Statements for information regarding cash proceeds from the Company's divestitures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"). The 2022 Share Repurchase Program authorizes the Company, from time to time, to purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative or accelerated repurchase transactions, tender offers or otherwise, including Rule 10b5-1 trading plans, in accordance with all applicable securities laws and regulations. The timing and method of any repurchases, which will depend on a variety of market factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors. This authorization may be suspended, terminated, increased or decreased by the Board of Directors at any time. During the third quarter of 2022, the Company completed its repurchases under the 2022 Share Repurchase Program bringing the total purchases to $200 million, the authorized repurchase limit.

The following table presents information with respect to purchases made by the Company of its common stock during the three months ended September 30, 2022 (shares are in whole units):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Program
July 1-31	281,471	$110.26	277,723	64,583,884
August 1-31	302,793	$132.19	302,793	24,559,030
September 1-30	207,234	$118.36	207,234	31,330
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

VERITIV CORPORATION
(Registrant)

Date:	November 8, 2022	By: /s/ Stephen J. Smith
Name: Stephen J. Smith
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2022	By: /s/ Lance D. Gebert
Name: Lance D. Gebert
Title: Corporate Controller
(Principal Accounting Officer)