Form 10-K
period 2022-12-31
Veritiv Corp
filed 2023-02-28
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on June 30, 2022, was $1,510,842,320. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers (as defined in Rule 3b-7 under the Exchange Act) are the affiliates of the registrant.
The number of shares outstanding of the registrant's common stock as of February 21, 2023 was 13,545,458.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements contained in this report regarding the Company's future operating results, performance, strategy, business plans, prospects and guidance, statements related to customer demand, supply and demand imbalances, the expected competitive landscape, the expected impact of COVID-19 and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "continue," "intend," "will," "may," "should," "could," "would," "plan," "estimate," "predict," "potential," "goal," "outlook," or the negative of such terms, or other comparable expressions, have been used to identify such forward-looking statements. All forward-looking statements reflect only the Company's current beliefs and assumptions with respect to future results and other matters, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company's actual operating results, performance, strategy, business plans, prospects or guidance to differ materially from those expressed in, or implied by, these statements.

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

PART I

ITEM 1. BUSINESS

Our Company
Veritiv Corporation ("Veritiv" or the "Company" and sometimes referred to in this Annual Report on Form 10-K as "we", "our" or "us") is a leading North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions and print-based products and services. Veritiv's focus on segment-tailored market leadership in distribution and a commitment to operational excellence allows it to partner with world class suppliers, add value through multiple capabilities and deliver solutions to a wide range of customer segments. See Item 7 of this report for additional information related to the Company's strategic initiatives.
Veritiv operates primarily throughout the United States ("U.S.") and Mexico, serving customers across a broad range of industry sectors. These sectors include manufacturing, food and beverage, wholesale and retail, healthcare, transportation, property management, higher education, entertainment and hospitality, commercial printing and publishing.
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

The table below summarizes net sales for each of the above reportable segments, as well as the Corporate & Other category, as a percentage of consolidated net sales:

	Year Ended December 31,
	2022	2021	2020
Packaging	55%	55%	52%
Facility Solutions	11%	13%	15%
Print Solutions	33%	31%	32%
Corporate & Other	1%	1%	1%
Total Company	100%	100%	100%

Additional financial information related to our reportable business segments and certain geographic information is included in Item 7 of this report and in Note 16 of the Notes to Consolidated Financial Statements in Item 8 of this report.

General Development of Business

Information related to developments in our business can be found in Item 7 of this report.

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
•Foodservice disposable products, cleaning chemicals, towels and tissues, can liners, sanitary maintenance supplies and a wide range of facility supplies products under the Reliable, Spring Grove, Steel and PUR Value brands; and
•Coated and uncoated papers, coated board and cut size under the Endurance, Comet, Starbrite Opaque Select and other brands.

The table below summarizes sales of products sold under private label brands as a percentage of the respective reportable segment's or total Company's net sales:

	Year Ended December 31,
	2022	2021	2020
Packaging	6%	6%	6%
Facility Solutions	9%	8%	8%
Print Solutions	21%	17%	14%
Total Company	11%	10%	9%

Customers

We serve customers across a broad range of industry sectors, through a variety of means ranging from multi-year sales agreements to individual transactional sales. For many of its largest customers, the Company enters into multi-year contracts that set forth the terms and conditions of sale including product pricing and incentive agreements, which are generally based on sales volume targets. The Company's customers are generally not required to purchase any minimum amount of products under these agreements. For the years ended December 31, 2022, 2021 and 2020, no single customer accounted for more than 5% of the Company's consolidated net sales.

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

Our sourcing organization supports the purchasing of well-known national and regional brand products as well as products marketed under our own private label brands from key national suppliers in the packaging, facility solutions and print industries. A portion of the Print Solutions segment operates as a direct ship business aligned with the Company's core supplier strategy. In addition, under the guidance and oversight of the sourcing team, our merchandising personnel source products not available within our core offering in order to meet specialized customer needs.

The product sourcing program is designed to ensure that the Company is able to offer consistent product selections and market competitive pricing across the enterprise while maintaining the ability to service localized market requirements. Our procurement program is also focused on replenishment which includes purchase order placement and controlling the total cost of inventory by proactively managing the number of days inventory on hand, negotiating favorable payment terms and maintaining vendor-owned and vendor-managed programs. As one of the largest purchasers of packaging, facility supplies, and paper and graphics products, we can qualify for volume allowances with some suppliers and can realize significant economies of scale. During the year ended December 31, 2022, approximately 29% of our purchases were made from ten suppliers.

Competition

The business-to-business distribution industry is highly competitive, with numerous regional and local competitors, and is a mature industry characterized by slowing growth or, in the case of paper, declining demand. The Company's principal competitors include national, regional and local distributors, national and regional manufacturers, international paper manufacturers, other merchants and brokers and both catalog-based and online business-to-business suppliers. Most of these competitors generally offer a wide range of products at prices comparable to those Veritiv offers, though at varying service levels. Additionally, new competition could arise from non-traditional sources, group purchasing organizations, e-commerce, discount wholesalers or consolidation among competitors. Veritiv believes it offers the full range of services required to effectively compete, but if new competitive sources appear, it may result in margin erosion or make it more difficult to attract and retain customers.

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

•Print Solutions – While the Company believes there are few national distributors of paper and graphics products similar to Veritiv, several regional and local distributors have cooperated together to serve customers nationally. Competitors also include office supply and big box stores, online business-to-business suppliers, independent brokers and large commercial printers that broker the sale of paper in connection with the sale of their printing services. The publishing market is serviced by printers, paper brokers and distributors, and that market consists primarily of magazine and book publishers, cataloguers, direct mailers and retail customers using catalog, insert and direct mail as a method of advertising.

We believe that our competitive advantages include the approximately 975 sales and marketing professionals we utilize and the wide selection of products, including high-quality private brands that we offer. The breadth of products and services offered, the diversity of the types of customers served, and our broad geographic footprint in the U.S. and Mexico buffer the impact of regional economic declines while also providing a network to readily service national accounts.

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

Our workforce includes employees in sales, customer service, warehouse operations and corporate functions. By geography, approximately 90%, 8% and 2% of our workforce is located in the U.S., Mexico and the rest of world, respectively, with a presence in almost every state in the U.S. Approximately 67% of our workforce is male, and the other 33% is female.

As of December 31, 2022, Veritiv had approximately 5,000 employees worldwide, of which approximately 7% were in collective bargaining units. Approximately 24% of those employees are covered by a collective bargaining agreement that will expire in 2023. Labor contract negotiations are handled on an individual basis by a cross-functional team including Human Resources and Operations, with legal support. We currently expect that we will be able to renegotiate these agreements on satisfactory terms. We consider labor relations to be good.

We reward and support employees through competitive pay and benefit programs; enhance the Company’s culture through our values and other engagement efforts; develop talent internally through job rotations and learning programs to create a high-performing, diverse workforce; and strive to make safety a key focus across the organization. Some examples of programs and initiatives designed to attract, develop, engage and retain our workforce and to promote safety include:

•Diversity, Equity and Inclusion ("DEI")

We recognize that our people are critical to the success of our business and our ability to meet and exceed the expectations of our customers. We strive to build a workforce that reflects the diversity of our stakeholders in communities globally where we live and work, and ensures that all employees have opportunities to grow, thrive and advance. We have developed a multi-year diversity, equity and inclusion strategy with an emphasis on leadership and culture, talent acquisition and enhancing the employee experience. Our strategy has included broadening our applicant pools to attract diverse talent prioritizing employee development and advancement, and implementing micro-learning modules focused on educating our workforce on unconscious bias, cultural competence and inclusive leadership. This strategy has allowed us to refine our recruiting efforts, leadership accountability, performance management processes and other practices to support our diversity, equity and inclusion goals.

In 2022, we communicated our initial Company-wide DEI strategy and goals with all employees to gain alignment and adoption across the Company. The DEI strategy is led by our Director of Diversity, Equity & Inclusion, with oversight from our senior lead team. We continue to develop and refine our strategy, measure our progress through regular evaluation of key metrics and communicate progress with our employees.

•Employee Engagement

We have been successful in engaging our employees to participate in our first Employee Engagement Survey. The survey launched to all employees except for our U.S. teams that are under collective bargaining agreements. All managers, along with their teams, established action plans based on opportunities identified in the survey results. We continue to make progress on in-depth action plans to address issues and feedback raised.

We launched our new Social and Points-based Recognition Platform BRAVO!. Our recognition platform is used to recognize and reward behaviors aligned to the Veritiv Values. We were also able to launch a variety of other recognition programs within the platform designated to incentivize specific behaviors and actions supporting our priorities.

We also launched the Veritiv Cultural Alliance ("VCA"). VCA was established to serve as boots on the ground, positioning a culture ally at almost every Veritiv location. Allies are tasked with increasing awareness and participation of our hourly worker population as well as supporting and championing corporate initiatives among all employees in our locations.

In 2022, Veritiv contributed $3.5 million to the Veritiv Charitable Giving Fund, a philanthropic fund that supports non-profit charities that are qualified under Internal Revenue Code section 501(c)(3).

•Employee Well-Being and Safety

We provide comprehensive healthcare benefits to virtually all of our employees in the U.S. that are designed to meet the varied and evolving needs of our diverse workforce. In addition, we provide free mental health, behavioral health and other wellness resources, including on-demand access to the Employee Assistance Program for employees and their dependents. We are committed to providing all team members with a safe and healthy workplace and continuing to refine our culture of proactive safety. Managing and reducing risks at our facilities remains a focus, and in 2022, our Total Injury Rate for our operations in the U.S. and Mexico was 0.92. Total Injury Rate ("TIR") is calculated using the OSHA criteria for recordability and OSHA calculation methodologies. TIR is equivalent to Total Recordable Injuries x 200,000/Total Hours Worked. The 200,000 hours in the formula represent the equivalent of 100 employees working 40 hours per week, 50 weeks per year and provides the standard basis for the injury rate.

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

We support the long-term career aspirations of our employees through education and personal development. These educational opportunities include (i) tuition assistance for employees in the U.S. and Mexico and (ii) a unique Company-paid program that supports hourly warehouse workers to become certified, licensed truck drivers and provides opportunities to get licensed and gain required driver hours on work time. We sponsor a paid internship program that provides job experience to high school and college students in a variety of job functions and is a source for future full-time talent. To identify our top talent and prepare them for future leadership roles, we launched two cohorts of our LEAD Program in 2022, which we designed in partnership with the University of Georgia Business School.

Throughout the COVID-19 pandemic, we have continued our focus on protecting the health and safety of our employees in our distribution centers and our offices while meeting the needs of our customers and mitigating any interruptions to our business. We have continued to modify practices at our distribution centers and offices informed by guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities. These practices include social distancing, enhanced cleaning protocols and usage of personal protective equipment. Our employees continue to adapt to the changes in work environment and have managed our business successfully during this challenging time.

Government Relations

Our transportation operations are subject to the U.S. Department of Transportation Federal Motor Carrier Safety Regulations. We are also subject to federal, state and local regulations regarding licensing and inspection of facilities, including compliance with the U.S. Occupational Safety and Health Act. These regulations require us to comply with health and safety standards to protect our employees from accidents and establish communication programs to transmit information regarding the hazards of certain chemicals present in specific products that we distribute.

We are also subject to regulation by numerous U.S. and Mexican federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers. Although we are subject to other U.S. and Mexican federal, state and local provisions relating to the protection of the environment and the discharge or destruction of materials, these provisions do not materially impact the use or operation of the Company's facilities. Compliance with these laws has not had, and is not anticipated to have, a material effect on Veritiv's capital expenditures, earnings or competitive position.

Intellectual Property

We have numerous well-recognized trademarks, represented primarily by our private label brands. See the Products and Services section of this Item 1. Business for additional information related to our private label brand sales. Most of our trademark registrations are effective for an initial period of ten years, and we generally renew our trademark registrations before their expiration dates for trademarks that are in use or have reasonable potential for future use. Although our businesses rely on a number of trademarks that, in the aggregate, provide important protections to the Company, no single trademark is material to any one of these segments. Additionally, Veritiv does not have any material patents or licenses.

Seasonality

The Company's operating results are subject to seasonal influences.  Historically, our higher consolidated net sales have occurred during the third and fourth quarters while our lowest consolidated net sales have occurred during the first quarter. The Packaging segment net sales have traditionally increased each quarter throughout the year and net sales for the first quarter have typically been less than net sales for the fourth quarter of the preceding year.  Production schedules for non-durable goods that build up to the holidays and peak in the fourth quarter drive this seasonal net sales pattern.  Net sales for the Facility Solutions segment have traditionally peaked in the third quarter due to increased summer demand in the away-from-home resort, cruise and hospitality markets and from back-to-school activities. Within the Print Solutions segment, seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and direct mail primarily due to back-to-school, political election and holiday-related advertising and promotions in the second half of the year. The COVID-19 pandemic has caused minor disruptions to the Company's seasonal patterns in net sales across all segments and on a consolidated basis, primarily due to the impacts that the pandemic has had on many of Veritiv's customers. The duration and extent of the COVID-19 pandemic remains uncertain and the magnitude of continuing seasonality disruption is difficult to predict.
Information About Our Executive Officers

Name	Age	Position and Business Experience for the Past Five Years
Salvatore A. Abbate	54	•	Chief Executive Officer and a member of the Board of Directors since September 2020
		•	Chief Operating Officer from January 2020 - September 2020
		•	Senior Vice President and Chief Commercial Officer from April 2018 - December 2019
		•	Senior Vice President, Chief Sales & Marketing Officer for Andersen Windows & Doors, Inc., a North American window and door manufacturer, from July 2013 - March 2018
Stephen J. Smith	59	•	Senior Vice President and Chief Financial Officer since March 2014 (1)
Dean A. Adelman	57	•	Senior Vice President and Chief Human Resources Officer since March 2019
		•	Chief Human Resources Officer for Caraustar Industries, Inc., a manufacturer of recycled materials, from August 2017 - March 2019
Daniel B. Calderwood	42	•	Senior Vice President, Marketing and Business Management since October 2020
		•	Vice President, Marketing and Business Management from January 2020 - October 2020
		•	Vice President, Packaging from May 2019 - January 2020
		•	Vice President, Marketing for Tempur Sealy International, Inc., a global mattress and bedding manufacturer, from January 2015 - April 2019
Eric J. Guerin	51	•	Senior Vice President, Finance since January 2023
		•	Executive Vice President and Chief Financial Officer for CDK Global, a provider of retail technologies, from January 2021 - July 2022
		•	Various positions for Corning Incorporated, a provider of specialty glass, ceramics and related materials and technologies, including Division Vice President, Finance from August 2020 – January 2021 and Division Vice President and Sector CFO, Corning Glass Technologies from September 2016 – August 2020
Stephanie E. Mayerle	45	•	Senior Vice President, Sales since October 2020
		•	Vice President, Sales from June 2020 - October 2020
		•
Various roles for Andersen Windows & Doors, Inc., a North American window and door manufacturer, including Senior Director – Strategic Accounts and Inside Sales from April 2019 - June 2020 and Senior Director – Business Management from January 2018 - April 2019

Karen K. Renner	61	•	Senior Vice President and Chief Information Officer since November 2020
		•	Senior Vice President and Chief Information Officer of CommScope, Inc., a global network infrastructure provider, from August 2018 - November 2020

Name	Age	Position and Business Experience for the Past Five Years
		•	Chief Information Officer for the North American region of Thales Group, a global aerospace defense supplier, from March 2017 - August 2018
Susan B. Salyer	52	•	Senior Vice President, General Counsel and Corporate Secretary since June 2022
		•	Senior Vice President and Chief Compliance and Sustainability Officer from May 2021 - June 2022
		•	Vice President, Assistant General Counsel and Chief Compliance Officer from March 2020 - April 2021
		•	Assistant General Counsel and Chief Compliance Officer from November 2017 - March 2020
Michael D. Walkenhorst	44	•	Senior Vice President, Developing Businesses and Global Operations since July 2021
		•	Senior Vice President, Developing Businesses from October 2020 - July 2021
		•	Vice President, Developing Businesses from February 2019 - October 2020
		•	Managing Director of All American Containers, a Veritiv business, from September 2017 - February 2019
Daniel J. Watkoske	54	•	Senior Vice President, Print Solutions since September 2022
		•	Senior Vice President, Print and Publishing from October 2020 - September 2022
		•	Senior Vice President, Print from July 2014 - October 2020
		•	Senior Vice President of Veritiv Services from October 2016 - January 2019
(1) As previously announced, effective March 1, 2023, Mr. Smith will step down as Chief Financial Officer and Mr. Guerin will become Senior Vice President and Chief Financial Officer. Mr. Smith will remain at Veritiv as Senior Vice President, Finance.

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

Our Print Solutions business relies heavily on the sale of paper and related products. The industry-wide decrease in demand for paper and related products in key markets we serve places continued pressure on our revenues and profit margins and makes it more difficult to maintain or grow earnings. In the long term, this trend is expected to continue. The failure to effectively differentiate us from our competitors in the face of increased use of email, increased and permanent product substitution, including less print advertising, more electronic billing, more e-commerce, fewer catalogs and a reduced volume or slowdown of mail, could have a material adverse effect on market share, sales and profitability through increased expenditures or decreased prices. Our failure to grow the Packaging and Facility Solutions businesses at rates adequate to offset the expected decline in the Print Solutions business could also have a material adverse effect on our financial results.

Competition in our industry may adversely impact our margins and our ability to retain customers and make it difficult to maintain our market share and profitability.

The business-to-business distribution industry is highly competitive, with numerous regional and local competitors, and is a mature industry characterized by slowing growth or, in the case of paper, declining demand. Our principal competitors include national distributors, national and regional manufacturers and independent brokers in the Packaging segment; national, regional and local distributors in the Facility Solutions segment; and regional and local distributors as well as regional, national and international paper manufacturers and other merchants and brokers in the Print Solutions segment. Most of these competitors generally offer a wide range of products at prices comparable to those we offer. Additionally, new competition could arise from non-traditional sources, group purchasing organizations, e-commerce, discount wholesalers or consolidation among competitors. New competitive sources may result in increased focus on pricing and on limiting price increases, or may require increased discounting. Such competition may result in margin erosion or make it difficult to attract and retain customers.

Increased competition within the industry, reduced demand for paper, increased and permanent product substitution through less print advertising, more electronic billing, more e-commerce, fewer catalogs, a reduced volume or slowdown of mail and general economic conditions have served to further increase pressure on the industry's profit margins, and continued margin pressure within the industry may have a material adverse impact on our operating results and profitability.

We purchase all of the products we sell to our customers from other parties, and conditions beyond our control can interrupt our supplies and increase our product costs.

We obtain our packaging, facility products and paper from third-party suppliers. Our business and financial results are dependent on our ability to purchase products from suppliers not controlled by us that we, in turn, sell to our customers. We may not be able to obtain the products we need on open credit, with market or other favorable terms, or at all. During the year ended December 31, 2022, approximately 29% of our purchases were made from ten suppliers. A sustained disruption in our ability to source products from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders resulting in lost sales and, in rare cases, damages for late or non-delivery.

For the most part, we do not have a significant number of long-term contracts with our suppliers committing them to provide products to us. Suppliers may not provide the products and supplies needed in the quantities and at the prices and times requested. We are also subject to delays caused by interruptions in production and increases in product costs based on conditions outside of our control. These conditions include raw material shortages, environmental restrictions on operations, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, product recalls, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of packaging, facility products and paper as a result of any of the foregoing factors or otherwise could mean that we may not fulfill our obligations to customers, and customers may turn to other distributors.

In addition, increases in product costs have reduced our margins in the past and may reduce them in the future if we are unable to pass all or a portion of these costs along to our customers. Any such inability may have a negative impact on our business and our profitability.

Changes in prices for raw materials, including pulp, paper, containerboard and resin, could negatively impact our results of operations and cash flows.

Changes in prices for raw materials, such as pulp, paper, containerboard and resin, could significantly impact our results of operations. Although we do not produce products and are not directly exposed to risk associated with production, declines in raw material prices, driven by falling secular demand, or periods of industry overcapacity or overproduction, may adversely affect our revenues and net income to the extent such factors lower our resell prices. Declining prices generally produce lower revenues and profits, even when volume and margin percentages remain constant. Additionally, during periods of declining prices, customers may alter purchasing patterns and defer purchases or deplete inventory levels until long-term price stability occurs. Alternatively, if prices for raw materials rise and we are unable to pass these increases on to our customers, our results of operations and profits may also be negatively impacted.

Changes in U.S. and international trade policies and regulations could adversely affect our business and operating results.

Although we primarily serve markets in the U.S. and Mexico, we purchase our products from a wide variety of domestic and international suppliers. Changes to U.S. trade policies, including the adoption or expansion of trade restrictions, sanctions and other related governmental actions or policies, can disrupt geographic and industry demand trends and prompt other countries to change their own trade policies, including through the adoption of retaliatory tariffs or expansion of other trade restrictions. These changes may cause us to make changes in our supply chain strategies or adversely impact our own costs. Increasing the costs of our products as a result of tariffs or other adverse trade restrictions, or minimizing the number of our products subject to tariffs or other adverse trade restrictions, could cause customers to turn to other distributors and we may be unable to locate alternative suppliers at acceptable costs. Such actions may result in margin erosion or make it difficult to attract and retain customers.

Increases in the cost of fuel and third-party freight as well as the availability of third-party freight providers could have an adverse effect on our business and results of operations.

Volatile fuel prices have a direct impact on our business.  We also depend upon third-party freight providers in order to conduct our business. The cost of fuel and third-party freight affects the price paid by us for products as well as the expense incurred to deliver products to our customers.  Increased fuel costs, increased government regulation and limitations on driver availability impacting the freight transportation industry adversely impact the cost and availability of third-party freight services.  Although we have been able to pass along a portion of increased fuel and third-party freight costs to our customers in the past, there is no guarantee that we can continue to do so.  Increases in fuel and third-party freight costs or the unavailability of third-party freight providers may adversely affect our business and results of operations.

The loss of multiple significant customers could adversely affect our financial condition, operating results and cash flows.

Our ten largest customers generated approximately 12% of our consolidated net sales for the year ended December 31, 2022, and our largest customer accounted for approximately 4% of our consolidated net sales in that same period. We may not be able to maintain or improve our relationships with these customers or continue to supply these customers at historic levels.

Generally, our customers are not contractually required to purchase any minimum amount of products. In addition, consolidation among customers could also result in changes to their purchasing habits and volumes. The loss of more than one of these significant customers, decisions by multiple significant customers to purchase our products in substantially lower quantities than they have in the past, or a deterioration in the relationship with multiple significant customers could adversely affect our financial condition, operating results and cash flows.

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

We may not be able to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third-parties.

Our ability to compete effectively depends in part upon our intellectual property rights, including but not limited to trademarks, copyrights and proprietary technology. The use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect intellectual property rights and proprietary technology may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect proprietary technology, or to defend against claims by third-parties that our conduct or our use of intellectual property infringes upon such third-party's intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property, including ceasing the use of certain trademarks used by us to distinguish our services from those of others or ceasing the exercise of our rights in copyrightable works. In addition, we may be required to seek a license to continue practices found to be in violation of a third-party's rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations could be adversely affected as a result.

Risks Relating to Human Capital

In order to compete, we must attract, train and retain appropriately qualified employees, and the failure to do so could have a material adverse effect on our results of operations.

To successfully compete, we must attract, train and retain a large number of appropriately qualified employees while controlling related labor costs. Specifically, we must recruit and retain qualified sales professionals. If we were to lose a significant amount of our sales professionals, we could lose a material amount of sales, which would have a material adverse effect on our financial condition and results of operations. We compete with other businesses for employees and invest significant resources in training and motivating them. We may not be able to attract or retain sufficient numbers of qualified employees. The inability to hire or retain qualified personnel at economically reasonable compensation levels would restrict our ability to improve our business and result in lower operating results and profitability.

Our pension and health care costs are subject to numerous factors which could cause these costs to change.

Our pension and health care costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience, including, for pension costs, actuarial assumptions regarding life expectancies. Approximately half of our pension plan assets are made up of equity and fixed income investments. Fluctuations in actual equity market returns, changes in general interest rates and changes in the number of retirees may result in increased pension costs in future periods. Significant changes in any of these factors may adversely impact our cash flows, financial condition and results of operations.

Future actions involving our defined benefit and other postretirement plans, such as annuity purchases, lump-sum payouts, and/or plan terminations could cause us to incur significant pension and postretirement settlement and curtailment charges, and require cash contributions. We have purchased annuities and offered lump-sum payouts to defined benefit plan and other postretirement plan participants and retirees in the past. If we were to take similar actions in the future, we could incur significant pension settlement and curtailment charges related to the reduction in pension and postretirement obligations from annuity purchases, lump-sum payouts of benefits to plan participants, and/or plan terminations. Pursuing these types of actions could require us to make additional contributions to the defined benefit plans to maintain a legally required funded status.

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

In addition to the contributions discussed above, we could again become obligated to pay additional amounts, known as withdrawal liabilities, upon decrease or cessation of participation in a multi-employer pension plan. Although an employer may obtain an estimate of such liability, the final calculation of the withdrawal liability may not be able to be determined for an extended period of time. Generally, the cash obligation of such withdrawal liability is payable over a 20-year period.

Work stoppages, union negotiations and labor disputes could adversely affect our business operations and the cost of operating our business.

Approximately 7% of our employees were in collective bargaining units as of December 31, 2022. Historically, the effects of collective bargaining and other similar labor agreements have not been significant. However, if a larger number of our employees were to unionize, including in the wake of any future legislation or administrative regulation that makes it easier for employees to unionize, the effect may be negative.

Approximately 24% of the Company's unionized employees have collective bargaining agreements that expire during 2023. Any inability to negotiate acceptable new contracts under these collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if additional employees become represented by a union, a disruption of our operations and higher labor costs could result. Labor relations matters affecting our suppliers of products and services could also adversely affect our business from time to time.

Risks Relating to Our Capital Structure

Despite our current level of indebtedness, we may incur substantially more indebtedness in the future. This could adversely affect our financial condition and impair our ability to operate our business.

As of December 31, 2022, we had approximately $278.2 million in total indebtedness, including borrowings of $229.2 million under the Asset-Based Lending Facility (the "ABL Facility"). We may incur substantially more indebtedness in the future, including secured indebtedness. Although the agreements governing the ABL Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new indebtedness is added to our current indebtedness levels, the related risks we will face could intensify. Increased levels of indebtedness could have important consequences to our financial condition, operating results and business, including the following:

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
•exposing us to risk of increased interest rates on our borrowings due to the variable rate exposure associated with the ABL Facility;
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
•continue to pay dividends, redeem stock or make other distributions;
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

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations have adversely affected the trading price of our common stock in the past and could adversely affect the trading price of our common stock again in the future.

If securities or industry analysts publish unfavorable research, or do not continue to cover our Company, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us and our business. As of December 31, 2022, we had very limited research coverage by analysts. If an analyst downgrades our stock or publishes unfavorable research about our business, our stock price would likely decline. If an analyst ceases coverage of our Company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

A significant percentage of our outstanding common stock is held by our four largest shareholders, and certain of those shareholders may exercise significant influence over matters requiring shareholder approval. So long as a significant percentage of our common stock continues to be held by a small number of shareholders, the liquidity of our common stock may be impacted.

Our four largest shareholders collectively owned approximately 57% of our outstanding common stock as of December 31, 2022. As a result, certain of these shareholders may exercise significant influence over any or all matters requiring shareholder approval, including approval of significant corporate transactions, which may reduce the market price of our common stock. Additionally, the interests of these shareholders may conflict with the interests of our other shareholders. This concentrated ownership could also result in a limited amount of shares being available to be traded in the market, resulting in reduced liquidity.

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

We cannot assure you that we will continue to pay dividends on our common stock and if we do not continue to pay dividends, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

In November 2022, the Company's Board of Directors instituted a policy of paying regular quarterly cash dividends to its shareholders. We may not continue to pay a dividend at the current rate or at all. The payment of future dividends remains subject to the discretion of Veritiv's Board of Directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that Veritiv's Board of Directors may deem relevant.  In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreements governing our ABL Facility can, and agreements governing future indebtedness may, in certain circumstances, restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us.

If we do not pay dividends in the future, your ability to achieve a return on your investment will depend on the appreciation of the price of our common stock. Shares of our common stock may not appreciate in value and may not even maintain their current value.

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

Our business and reputation may be adversely impacted by the increasing focus on environmental, social and governance ("ESG") matters.

In recent years, there has been an increasing focus by stakeholders - including employees, customers, suppliers, governmental and non-governmental organizations and investors - on ESG matters. A failure, whether real or perceived, to adequately address ESG matters or to achieve progress on our ESG initiatives on the anticipated timing or at all, could adversely affect our business. Conversely, our taking a position, whether real or perceived, on ESG, public policy, geopolitical and similar matters could also adversely impact our business.

We may not successfully achieve our ESG-related goals, and any future investments that we make in furtherance of achieving such goals may not produce the expected results or meet increasing stakeholder ESG expectations. Moreover, future events could lead the Company to prioritize other nearer-term interests over progressing toward current ESG-related goals based on business strategy, economic, regulatory, social or other factors. If we are unable to meet or properly report on our progress toward achieving our ESG-related goals, we could face adverse publicity and reactions from other investors, activist groups or other stakeholders, which could result in reputational harm or other adverse effects to the Company.

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

We rely on manufacturers and other suppliers to provide us with the products and equipment we sell, distribute and service. As we do not have direct control over the quality of the products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of the products and equipment we sell, distribute and service. It is possible that inventory from a manufacturer or supplier could be sold to our customers and later be alleged to have quality problems or to have caused personal injury, subjecting us to potential claims from customers or third-parties. Our ability to hold such manufacturer or supplier liable will depend on a variety of factors, including its financial viability. Moreover, increasing the number of private label products that we distribute could increase our exposure to potential liability for product liability claims. Finally, even if we are successful in defending any claim relating to the products or equipment we distribute, claims of this nature could negatively impact our reputation and customer confidence in our products, equipment and company. We have been subject to such claims in the past, which have been resolved without material financial impact. We also operate a significant number of facilities and a large fleet of trucks and other vehicles and therefore face the risk of premises-related liabilities and vehicle-related liabilities including traffic accidents.

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

Although we currently maintain insurance coverage to address some of these types of liabilities, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against potential claims. In addition, we may choose not to seek to obtain such insurance in the future. Moreover, indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures.

Risks Relating to the COVID-19 Pandemic

The outbreak of the COVID-19 pandemic has adversely affected, and in the future may materially and adversely affect, our business, financial condition, results of operations, liquidity and cash flows.

The continued spread of COVID-19, and the measures taken to slow its spread, have adversely affected our business and financial results and will likely continue to do so for an uncertain period of time in the future. The COVID-19 pandemic has had and may continue to have negative impacts on our business, including volatility in demand for our products; delays or inability to source products; disruptions in supply chain and transportation; and volatility in the global capital and credit markets, which impacts interest rates and currency exchange rates. The pandemic could also cause a material reduction in the value of our assets including, but not limited to, deferred tax assets and accounts receivable. Our customers, suppliers and vendors have suffered disruptions in their business due to the COVID-19 pandemic, which in some cases may have caused them financial distress and resulted in delaying payments to us, filing for bankruptcy protection or going out of business. Despite our efforts to manage these impacts, due to the ongoing situation with COVID-19, the effect on our operational and financial performance will depend on future developments, all of which are uncertain and difficult to predict and in the future may have material adverse effects on our business, financial condition, results of operations, liquidity and cash flows. Such developments may include, but are not limited to, the duration, spread and severity of the COVID-19 pandemic including new variants, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors, measures adopted or recommended by local and federal governments or health authorities in response to the pandemic, the availability, adoption and effectiveness of vaccines and vaccine boosters and to what extent normal economic and operating conditions can resume and be sustained. Even after the COVID-19 pandemic has subsided, we may experience impacts on our business as a result of any economic recession, downturn or volatility that has occurred or may occur in the future or long-term changes in customer behavior. The COVID-19 pandemic may also have the effect of heightening many of the other risks described herein, including those related to dependence on information technology and telecommunications systems, cybersecurity risks, compliance with financial covenants, ability to service indebtedness and stock price fluctuation.

General Risk Factors

Adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets could have a material adverse effect on the demand for our products, the business, and the financial condition and results of operations of our Company and our customers.

The persistently slow rate of increase in the U.S. gross domestic product ("GDP") in recent years has adversely affected our results of operations. If GDP continues to increase at a slow rate or if economic growth declines, demand for the products we sell could be adversely affected. In addition, volatility in the global capital and credit markets, which impacts interest rates, currency exchange rates and the availability of credit, could have a material adverse effect on the business, financial condition and results of operations of our Company and our customers. Financial difficulties of customers, whether as a result of a downturn in general economic or industry conditions or otherwise, may result in failures of customers to timely pay amounts due or adversely affect the collectability of our accounts receivable, which could have a material adverse effect on our business, financial condition and results of operations. We also have exposure to counterparties with which we routinely execute transactions. A bankruptcy or liquidity event by multiple customers of ours or one or more of our counterparties, such as financial institutions, could have a material adverse effect on our business, financial condition and results of operations.

Changes in business conditions in our international operations could adversely affect our business and results of operations.

Our operating results and business prospects could be substantially affected by risks related to Mexico and other non-U.S. countries where we sell and distribute or purchase our products. Some of our operations are in or near locations that have suffered from political, social and economic issues; civil unrest; and a high level of criminal activity. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel and the security of our operations. Downturns in economic activity, adverse tax consequences or any change in social, political or labor conditions in any of the countries in which we operate could negatively affect our financial results. In addition, our international operations are subject to regulation under U.S. law (including, among others, the Foreign Corrupt Practices Act of 1977) and other laws related to operations in foreign jurisdictions. Failure to comply with domestic or foreign laws could result in various adverse consequences, including the imposition of civil or criminal sanctions and the prosecution of executives.

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

Additionally, widespread outbreaks of an illness such as a pandemic and actions taken to contain or prevent further spread of such diseases could substantially interfere with general commercial activity related to our supply chain and customer base, such as that experienced with COVID-19, which could have an adverse effect on our business, financial condition and results of operations. If our operations are curtailed, we may need to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us from our supply chain and subsequently to our customers. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.

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

In addition, it is periodically necessary to replace, upgrade, or modify our internal information systems. For example, we are currently in the process of upgrading our common operating system across our businesses. If we are unable to do this in a timely and cost-effective manner, especially in light of demands on our information technology resources, our ability to capture and process financial transactions may be hindered and therefore our business, financial condition, results of operations, and cash flows may be materially adversely impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

As of December 31, 2022, Veritiv had a distribution network operating from 95 distribution centers.

	Leased	Owned	Total
Properties	89	6	95
Square feet (in millions)	13.3	0.8	14.1

These facilities are strategically located throughout the U.S. and Mexico in order to efficiently serve the Company's customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company continually evaluates location, size and attributes to maximize efficiency, deliver top quality customer service and achieve economies of scale. The Company also leases various office spaces for corporate and sales functions.

ITEM 3. LEGAL PROCEEDINGS

See Note 15 of the Notes to Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Veritiv's common stock is publicly traded on the New York Stock Exchange ("NYSE") under the ticker symbol "VRTV". As of February 21, 2023, there were 4,348 shareholders of record. The number of record holders does not include shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

The following table presents information with respect to purchases made by the Company of its common stock during the three months ended December 31, 2022 (shares are in whole units):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Program
October 1-31	190	$97.77	—	$31,330
November 1-30	—	$—	—	$31,330
December 1-31	—	$—	—	$31,330
Total	190		—	$31,330
(1) The total number of shares purchased includes: (i) shares purchased pursuant to the 2022 Share Repurchase Program (defined below) (if any) and (ii) shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of stock units issued as part of the Company's equity-based incentive plans.
(2) On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"). This column discloses the number of shares purchased pursuant to the 2022 Share Repurchase Program during the indicated periods. During the third quarter of 2022, the Company completed its repurchases under the 2022 Share Repurchase Program as the authorized repurchase limit was reached.

In November 2022, the Company's Board of Directors instituted a policy of paying regular quarterly cash dividends to its shareholders. The payment of future dividends remains subject to the discretion of the Company's Board of Directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that Veritiv's Board of Directors may deem relevant. On November 7, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share of common stock, payable on December 19, 2022 to shareholders of record at the close of business on November 18, 2022. The dividend resulted in a payout of approximately $8.5 million. On February 27, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share of common stock, payable on March 31, 2023 to shareholders of record at the close of business on March 9, 2023.

Performance Graph

The following graph provides a comparison of the cumulative total shareholder return ("TSR") on the Company's common stock to the cumulative total returns of the Russell 2000 Index and the average performance of a customized peer group for the period from December 31, 2017 through December 31, 2022. The graph is not, and is not intended to be, indicative of future performance of our common stock. The graph assumes that the value of the investment in the Company's common stock, the Russell 2000 Index and the peer group was $100 on December 31, 2017. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point. The peer group is reviewed periodically based on industry, size and market dynamics.

Companies included in the 2022 peer group are as follows:

•	Applied Industrial Technologies, Inc.	•	Graphic Packaging Holding Company	•	Packaging Corporation of America
•	Avery Dennison Corporation	•	International Paper Company	•	Resolute Forest Products, Inc. (2)
•	Beacon Roofing Supply, Inc.	•	Kaman Corporation	•	Sealed Air Corporation
•	Brady Corporation	•	LSC Communications Inc. (1)	•	Sonoco Products Company
•	Deluxe Corporation	•	MSC Industrial Direct Co., Inc.	•	Univar Solutions, Inc.
•	Ennis Inc.	•	Neenah Inc. (2)	•	W.W. Grainger, Inc.
•	Fastenal Company	•	Office Depot, Inc.	•	Watsco, Inc.
•	Genuine Parts Company	•	P.H. Glatfelter Company
(1) LSC Communications Inc. filed for business reorganization under Chapter 11 of the United States Bankruptcy Code in April 2020, and is considered to have negative 100% TSR for the performance calculation.
(2) Neenah Inc. and Resolute Forest Products, Inc. entered into separate definitive merger agreements to each be acquired in the final year of performance and TSR for the performance calculation was fixed through the day preceding the acquisition announcements.

NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023.
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

Executive Overview

The COVID-19 Pandemic

The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global societies, economies, financial markets and business practices, and created uncertainty regarding potential impacts to Veritiv Corporation ("Veritiv" or the "Company"). Although the Company has not experienced any closures of its distribution centers, Veritiv serves customers across a broad range of industry sectors and geographies, each with varying COVID-19 impacts. Veritiv's customers, suppliers and vendors have suffered disruptions in their business due to the COVID-19 pandemic, which in some cases may have caused them financial distress and resulted in delaying payments to us, filing for bankruptcy protection or going out of business. Primarily beginning in April 2020, the COVID-19 pandemic began having a negative impact on the Company's financial results, including decreased sales activity.

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

The Company saw economic improvements during 2022 and 2021 in many of the markets where it operates, as global vaccine efforts continued. The current circumstances are dynamic and the impacts of the COVID-19 pandemic on the Company's business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time. The extent to which the COVID-19 pandemic continues to impact the Company's business, results of operations and financial condition will depend on future developments. These developments, which are uncertain and difficult to predict, include, but are not limited to, the duration, spread and severity of the COVID-19 pandemic including new variants, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors, measures adopted or recommended by local and federal governments or health authorities in response to the pandemic, the availability, adoption and effectiveness of vaccines and vaccine boosters and to what extent normal economic and operating conditions can resume and be sustained. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession, downturn, or volatility or long-term changes in customer behavior.

See Part I, Item 1A, Risk Factors in this report, for additional information regarding the Company's risks related to the COVID-19 pandemic.

Other Developments

Divestitures

During 2022, the Company sold its logistics solutions business and its Veritiv Canada, Inc. business. The Company recognized pre-tax gains on these sales of approximately $11.0 million and $18.7 million, respectively. The Company received net cash proceeds of approximately $18.0 million and $162.2 million, respectively. The Company used the proceeds to support the 2022 Share Repurchase Program (discussed below), to pay down outstanding debt and to fund capital priorities and growth initiatives. These sales did not represent strategic shifts that will have a major effect on the Company's operations or financial results and they did not meet the requirements to be classified as discontinued operations. See Note 17 of the Notes to Consolidated Financial Statements for additional information related to the Company's business divestitures.

Change in Reportable Segments

As the print and publishing industries continue to evolve, the Company continues to focus on ways to share costs and leverage combined resources where possible. In order to better align the resources of the Company's print and publishing organizations with the needs of the changing marketplaces, during the first quarter of 2022 the Company reevaluated the way in which it would service its customers, manage its product offerings and allocate resources to support these areas of its business. This resulted in a decision to combine the print and publishing operations, resulting in a new reportable segment known as Print Solutions. Prior period results have been revised to align with the new presentation. See Note 2 of the Notes to Consolidated Financial Statements for additional information related to the Company's product offerings and reportable segments.

2022 Share Repurchase Program

On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"). The 2022 Share Repurchase Program authorizes the Company, from time to time, to purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, tender offers or otherwise, including Rule 10b5-1 trading plans, in accordance with all applicable securities laws and regulations. The timing and method of any repurchases, which depend on a variety of market factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors. This authorization may be suspended, terminated, increased or decreased by the Board of Directors at any time. During 2022, the Company completed its repurchases under the 2022 Share Repurchase Program bringing the total purchases to $200 million, which was the authorized repurchase limit. The average price paid per share under the 2022 Share Repurchase Program was $127.84.

Dividends

In November 2022, the Company's Board of Directors instituted a policy of paying regular quarterly cash dividends to its shareholders. The payment of future dividends remains subject to the discretion of the Company's Board of Directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that Veritiv's Board of Directors may deem relevant.

On November 7, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share of common stock, payable on December 19, 2022 to shareholders of record at the close of business on November 18, 2022. The dividend resulted in a payout of approximately $8.5 million. On February 27, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share of common stock, payable on March 31, 2023 to shareholders of record at the close of business on March 9, 2023.

2020 Restructuring Plan

During 2020, the Company initiated a restructuring plan (the "2020 Restructuring Plan") to (1) respond to the impact of the COVID-19 pandemic on its business operations, (2) address the ongoing secular changes in its print and publishing operations and (3) further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. The 2020 Restructuring Plan included (i) a reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, (ii) the closure of certain warehouse facilities and retail stores, (iii) adjustments to various compensation plans, (iv) repositioning of inventory to expand the Company's service radius and (v) other actions. Through December 31, 2022, the Company incurred approximately $69.6 million in costs and charges, of which $2.0 million was incurred during the year ended December 31, 2022. As of December 31, 2022, the 2020 Restructuring Plan was complete. Initial charges were incurred and recorded in June 2020. See Note 4 of the Notes to Consolidated Financial Statements for additional information related to the Company's restructuring efforts.

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

Business Overview

Veritiv is a leading North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions and print-based products and services. Veritiv was established in 2014, following the merger of International Paper Company's xpedx distribution solutions business and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. During 2022, the Company sold its logistics solutions business and its Veritiv Canada, Inc. business. In 2021, the Company sold its legacy Print segment's Rollsource business. These sales did not represent strategic shifts that will have a major effect on the Company's operations or financial results and they did not meet the requirements to be classified as discontinued operations. See Note 17 of the Notes to Consolidated Financial Statements for additional information related to the Company's business divestitures. On August 31, 2017, Veritiv completed its acquisition of 100% of the equity interest in various All American Containers entities. Veritiv operates primarily throughout the U.S. and Mexico.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the years ended December 31, 2022 and 2021. For the discussion of results for 2021 compared to 2020, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Veritiv's Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022. Prior to 2022, the results for the Company's Print Solutions business were reported separately as Print and Publishing reportable segments. See the Executive Overview above for a description of the change in those reportable segments.

	Year Ended December 31,		2022 vs. 2021
			Increase (Decrease)
(in millions)	2022	2021	$	%
Net sales	$7,146.3	$6,850.5	$295.8	4.3%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	5,526.0	5,417.9	108.1	2.0%
Distribution expenses	398.5	419.3	(20.8)	(5.0)%
Selling and administrative expenses	762.7	735.8	26.9	3.7%
Gain on sale of businesses	(29.7)	(3.1)	26.6	*
Depreciation and amortization	45.6	55.2	(9.6)	(17.4)%
Restructuring charges, net	2.0	15.4	(13.4)	(87.0)%
Operating income (loss)	441.2	210.0	231.2	110.1%
Interest expense, net	17.7	17.2	0.5	2.9%
Other (income) expense, net	(8.4)	(4.7)	(3.7)	(78.7)%
Income (loss) before income taxes	431.9	197.5	234.4	118.7%
Income tax expense (benefit)	94.0	52.9	41.1	77.7%
Net income (loss)	$337.9	$144.6	$193.3	133.7%
* not meaningful

The table below provides a reconciliation of Veritiv's reported net sales, calculated in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), to its organic sales, which is a non-GAAP financial measure. Organic sales is defined by the Company as net sales on an average daily sales basis, excluding revenue from sold businesses and revenue from acquired businesses for a period of 12 months after the Company completes the acquisition. The Company believes presenting organic sales will help investors better compare period-over-period results. Other companies in the industry may calculate organic sales differently than Veritiv does, limiting its usefulness as a comparative measure.

	Year Ended December 31,
	Total Company		Packaging		Facility Solutions		Print Solutions		Corporate & Other
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Reported net sales	$7,146.3	$6,850.5	$3,908.5	$3,760.4	$780.6	$894.0	$2,378.8	$2,080.8	$78.4	$115.3
Impact of change in selling days (1)	—	—	—	—	—	—	—	—	—	—
Net sales (on an average daily sales basis)	7,146.3	6,850.5	3,908.5	3,760.4	780.6	894.0	2,378.8	2,080.8	78.4	115.3
Business divestitures (2)	(338.2)	(850.8)	(100.3)	(281.9)	(86.9)	(261.6)	(72.6)	(192.0)	(78.4)	(115.3)
Organic sales	$6,808.1	$5,999.7	$3,808.2	$3,478.5	$693.7	$632.4	$2,306.2	$1,888.8	$—	$—
(1) Adjustment for differences in the number of selling days, if any.
(2) Represents the net sales of each of the following divested businesses prior to its respective divestiture: Rollsource (March 31, 2021), Veritiv Canada, Inc. (May 2, 2022) and the logistics solutions business (September 1, 2022).

Net Sales
Net sales increased by $295.8 million, or 4.3%. Organic sales increased by $808.4 million, or 13.5%. The increase in net sales was partially offset by lower sales volumes resulting from the divestitures of the Canadian and logistic solutions businesses for the year ended December 31, 2022 of $462.0 million and $36.9 million, respectively. Inflationary market price increases, primarily in the Company's Packaging and Print Solutions product portfolios, continued throughout the year and contributed to the increased net sales, while net sales in the Print Solutions segment in the first half of 2021 were negatively impacted by the COVID-19 pandemic. To the extent feasible, the Company has adjusted its prices to reflect the impact of inflation on the cost of purchased materials and services. Also, despite ongoing constraints in the broader supply chain, the Company was able to mitigate some of the impact to its customers through leveraging its portfolio of suppliers and its North American supply chain network. Management expects marketplace supply chain constraints to improve in 2023 relative to 2022. However, uncertain macroeconomic conditions may lead to a slow-down of broader market demand in 2023. See the "Segment Results" section for additional discussion.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
Cost of products sold increased by $108.1 million, or 2.0%. The increase was primarily due to higher net sales, partially offset by declines related to the divestiture of the Canadian business. Cost of products sold increased at a slower rate than net sales due to improvements in pricing, sale of the lower margin Canadian business and changes in segment mix.

Distribution Expenses
Distribution expenses decreased by $20.8 million, or 5.0%. The decrease was primarily due to a $39.5 million decrease related to the divestiture of the Canadian business, partially offset by (i) a $14.2 million increase in freight and logistics expense and (ii) a $4.9 million multi-employer pension plan withdrawal charge in the fourth quarter of 2022. The increase in freight and logistics expense was primarily driven by an increase in third-party freight and fuel expenses related to higher diesel fuel and carrier prices.

Selling and Administrative Expenses
Selling and administrative expenses increased by $26.9 million, or 3.7%. The increase was primarily due to (i) a $37.5 million increase in personnel expenses, (ii) a $16.3 million increase in professional fees expense and (iii) a $2.6 million increase in marketing and communications expense, partially offset by (i) a $31.3 million decrease related to the divestiture of the Canadian business and (ii) a $3.2 million gain from insurance proceeds. The increase in personnel expenses was primarily driven by (i) an increase in commission expenses due to higher net sales and (ii) an increase in travel and entertainment expenses, partially offset by lower incentive compensation expense.

Gain on Sale of Businesses
Gain on sale of businesses was $29.7 million in 2022 as compared to $3.1 million in 2021. In 2022, the Company sold its logistics solutions business and its Veritiv Canada, Inc. business. In 2021, the Company sold its Rollsource business. See Note 17 of the Notes to Consolidated Financial Statements for additional information related to the Company's business divestitures.

Depreciation and Amortization
Depreciation and amortization expense decreased by $9.6 million, or 17.4%. The decrease was primarily driven by lower depreciation on information technology related assets and the divestiture of the Canadian business.

Restructuring Charges, Net
Restructuring charges, net decreased by $13.4 million, or 87.0%. As of December 31, 2022, the 2020 Restructuring Plan was complete. See Note 4 of the Notes to Consolidated Financial Statements for additional information related to the Company's restructuring efforts.

Interest Expense, Net
Interest expense, net increased by $0.5 million, or 2.9%. The increase was primarily due to higher average interest rates, partially offset by a lower average balance on the Company's ABL Facility. See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the Company's debt obligations.

Other (Income) Expense, Net
Other (income) expense, net, in 2022 was income of $8.4 million. This was a net favorable change of $3.7 million, as compared to 2021. The favorable change was primarily due to a $7.0 million gain on the settlement of the Canadian pension plans, which was triggered by the divestiture of the Canadian business, partially offset by higher pension expenses.

Effective Tax Rate
Veritiv's effective tax rates were 21.8% and 26.8% for the years ended December 31, 2022 and 2021, respectively. The difference between the Company's effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), the tax impact of stock compensation vesting, non-deductible expenses, tax credits, Foreign-Derived Intangible Income and the Company's pre-tax book income (loss) by jurisdiction. Additionally, the effective tax rate for the year ended December 31, 2022 includes a tax benefit on the disposition of the Company's investment in a foreign subsidiary.

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

Due to the shared nature of the distribution network, distribution expenses are not a specific charge to each segment but are instead allocated to each segment based primarily on operational metrics that correlate with changes in volume. Accordingly, distribution expenses allocated to each segment are highly interdependent on the results of other segments. Lower volume in any segment that is not offset by a reduction in distribution expenses can result in the other segments absorbing a larger share of distribution expenses. Conversely, higher volume in any segment can result in the other segments absorbing a smaller share of distribution expenses. The impact of this allocation at the segment level is that the changes in distribution expense trends may not correspond with volume trends within a particular segment.

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

Included in the following tables are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print Solutions	Corporate & Other
Year Ended December 31, 2022
Net sales	$3,908.5	$780.6	$2,378.8	$78.4
Adjusted EBITDA	415.9	60.7	239.6	(198.3)
Adjusted EBITDA as a % of net sales	10.6%	7.8%	10.1%	*

Year Ended December 31, 2021
Net sales	$3,760.4	$894.0	$2,080.8	$115.3
Adjusted EBITDA	393.5	52.7	114.7	(218.3)
Adjusted EBITDA as a % of net sales	10.5%	5.9%	5.5%	*
* - not meaningful

See Note 16 of the Notes to Consolidated Financial Statements for a reconciliation of net income (loss) as reflected on the Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments.

Packaging

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021	$	%
Net sales	$3,908.5	$3,760.4	$148.1	3.9%
Adjusted EBITDA	415.9	393.5	22.4	5.7%
Adjusted EBITDA as a % of net sales	10.6%	10.5%		10 bps

The table below presents the components of the net sales change compared to the prior year:

(in millions)	Increase (Decrease)
Volume	$(265.8)
Foreign currency	(10.5)
Price/Mix	424.4
Total change	$148.1

Net sales increased $148.1 million, or 3.9%, compared to 2021. Organic sales increased $329.7 million, or 9.5%. The net sales increase was primarily attributable to higher market prices, partially offset by volume declines associated with the divestiture of the Canadian business, lower sales volume and unfavorable foreign currency impacts. Sales to manufacturing, healthcare, and food and beverage customers improved most significantly compared to the prior year period. The decrease in net sales resulting from the divestiture of the Canadian business for the year ended December 31, 2022 was $181.6 million. Management expects supplier lead times to improve in 2023 relative to 2022, and depending on overall customer demand, may lead to lower market prices.

Adjusted EBITDA increased $22.4 million, or 5.7%, compared to 2021. The increase in Adjusted EBITDA was primarily attributable to (i) higher net sales and (ii) cost of products sold increasing at a slower rate than net sales, partially offset by (i) a $41.9 million increase in selling and administrative expenses and (ii) a $3.3 million increase in distribution expenses. The increase in selling and administrative expenses was primarily driven by (i) a $37.2 million increase in personnel expenses and (ii) a $10.7 million increase in professional fees expense, partially offset by a $6.8 million decrease related to the divestiture of the Canadian business. The increase in personnel expenses was associated with (i) increased commission expenses driven by higher sales, (ii) higher wages and benefits to support the Company's Packaging growth strategy and (iii) an increase in travel and entertainment expenses. The increase in distribution expenses was primarily driven by (i) an $8.6 million increase in freight and logistics expense, (ii) a $7.5 million increase in facility rent expense driven by increased utilization of the distribution network and (iii) a $1.5 million increase in personnel expenses, partially offset by a $14.5 million decrease related to the divestiture of the Canadian business.

Facility Solutions

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021	$	%
Net sales	$780.6	$894.0	$(113.4)	(12.7)%
Adjusted EBITDA	60.7	52.7	8.0	15.2%
Adjusted EBITDA as a % of net sales	7.8%	5.9%		190 bps

The table below presents the components of the net sales change compared to the prior year:

(in millions)	Increase (Decrease)
Volume	$(154.3)
Foreign currency	(3.8)
Price/Mix	44.7
Total change	$(113.4)

Net sales decreased $113.4 million, or 12.7%, compared to 2021. Organic sales increased $61.3 million, or 9.7%. The net sales decrease was primarily attributable to the divestiture of the Canadian business and unfavorable foreign currency impacts, partially offset by higher market prices and increased sales of towels and tissues, food service products and can liners. The decrease in net sales resulting from the divestiture of the Canadian business for the year ended December 31, 2022 was $174.7 million. As the COVID-19 pandemic restrictions were lifted, demand improved within the entertainment and hospitality end use sectors during 2022 as away-from-home activity resumed across the broader market place. This was partially offset by declining demand for the personal protective equipment product category, which experienced strong demand in 2021 due to COVID-19.

Adjusted EBITDA increased $8.0 million, or 15.2%, compared to 2021. The increase in Adjusted EBITDA was primarily attributable to (i) a $25.6 million decrease in expenses related to the divestiture of the Canadian business and (ii) cost of products sold decreasing at a faster rate than net sales, partially offset by (i) lower net sales resulting from the divestiture of the Canadian business, (ii) a $3.5 million increase in distribution expenses and (iii) a $1.2 million increase in selling and administrative expenses. The increase in distribution expenses was primarily driven by a $3.9 million increase in freight and logistics expense. The increase in selling and administrative expenses was primarily driven by (i) a $3.9 million increase in commission expense and (ii) a $2.1 million increase in professional fees expense, partially offset by a $4.5 million decrease in wages.

Print Solutions

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021	$	%
Net sales	$2,378.8	$2,080.8	$298.0	14.3%
Adjusted EBITDA	239.6	114.7	124.9	108.9%
Adjusted EBITDA as a % of net sales	10.1%	5.5%		460 bps

The table below presents the components of the net sales change compared to the prior year:

(in millions)	Increase (Decrease)
Volume	$(273.3)
Foreign currency	(2.6)
Price/Mix	573.9
Total change	$298.0

Net sales increased $298.0 million, or 14.3%, compared to 2021. Organic sales increased $417.4 million, or 22.1%. The net sales increase was primarily attributable to higher market prices driven by demand outpacing supply as compared to the first half of 2021 when there was a significant negative impact on demand due to COVID-19, partially offset by decreased sales volume as well as volume declines associated with the divestiture of the Canadian business. Domestic market demand for coated and uncoated paper grades outpaced both domestic and international supply during the majority of 2022. The decrease in net sales resulting from the divestiture of the Canadian business for the year ended December 31, 2022 was $105.7 million. Management expects supplier lead times to improve in 2023 relative to 2022 and customer inventories to be elevated during the first half of 2023. Management also expects customer inventory levels will stabilize by the end of the second quarter of 2023.

Adjusted EBITDA increased $124.9 million, or 108.9%, compared to 2021. The Adjusted EBITDA increase was primarily attributable to (i) cost of products sold increasing at a slower rate than net sales, (ii) higher net sales and (iii) a $14.5 million decrease in distribution expenses, partially offset by a $13.8 million increase in selling and administrative expenses. The decrease in distribution expenses was primarily driven by (i) an $8.1 million decrease in facility rent expense, (ii) a $6.8 million decrease related to the divestiture of the Canadian business and (iii) a $1.0 million decrease in personnel expenses, partially offset by a $2.2 million increase in freight and logistics expense. The increase in selling and administrative expenses was primarily driven by (i) a $15.4 million increase in personnel expenses, due to increased commission expense and wages and benefits expense and (ii) a $1.9 million increase in professional fees expense, partially offset by a $3.8 million decrease related to the divestiture of the Canadian business.

Corporate & Other

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021	$	%
Net sales	$78.4	$115.3	$(36.9)	(32.0)%
Adjusted EBITDA	(198.3)	(218.3)	20.0	9.2%

Net sales decreased $36.9 million, or 32.0%, compared to 2021. The net sales decrease was driven by the divestiture of the logistics solutions business.

Adjusted EBITDA increased $20.0 million, or 9.2%, compared to 2021. The Adjusted EBITDA increase was primarily driven by (i) a $10.9 million decrease in selling and administrative expenses, (ii) a $9.5 million increase related to the divestiture of the Canadian business and (iii) a $1.6 million increase related to the divestiture of the logistics solutions business. The decrease in selling and administrative expenses was primarily due to lower wages and lower incentive compensation expense, partially offset by an increase in travel and entertainment expenses.

Liquidity and Capital Resources

The cash requirements of the Company are primarily provided by cash flows from operations and borrowings under the ABL Facility. See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the Company's debt position.

The following table sets forth a summary of cash flows for the years ended December 31, 2022 and 2021. For information regarding the Company's cash flows for 2020, refer to the "Liquidity and Capital Resources" section of Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Veritiv's Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022.

	Year Ended December 31,
(in millions)	2022	2021
Net cash provided by (used for):
Operating activities	$252.4	$154.7
Investing activities	168.0	(4.3)
Financing activities	(428.6)	(221.4)

Analysis of Cash Flows

2022 Cash Flows

The Company ended 2022 with $40.6 million in cash and cash equivalents, a decrease of $8.7 million from the prior year-end balance.

Net cash from operating activities was higher by $97.7 million as compared to the prior year. The increase was primarily due to the Company's improved operating results, partially offset by a $43.8 million increase for cash paid for income taxes, net of refunds, the payment of $10.1 million of payroll taxes, which were previously deferred under the Coronavirus Aid Relief and Economic Security Act (the "CARES Act"), and increased payments for performance incentives, which were driven by improved operating results. The remaining changes in the Company's operating assets and liabilities were driven by revenue growth and other normal business activities.

Net cash from investing activities was higher by $172.3 million as compared to the prior year. The increase was primarily due to the net cash proceeds received in the current year period from the sale of (i) the Canadian business totaling approximately $162.2 million, (ii) the logistics solutions business totaling approximately $18.0 million and (iii) a facility totaling approximately $5.3 million, exceeding the proceeds received in the prior year period from the sale of (i) the Rollsource business totaling approximately $8.2 million and (ii) two facilities totaling approximately $6.5 million. Additionally, the Company's higher capital expenditures in the current year period were partially offset by the current year receipt of $3.2 million in insurance proceeds, which represented coverage for the structural damage sustained to one of its properties in the prior year.

Net cash used for financing activities was an increased use of cash of $207.2 million as compared to the prior year. The increased usage was primarily due to increased net repayments under the Company's ABL Facility, increased common stock repurchases, increased tax withholdings on share-based compensation and the payment of a cash dividend in 2022. During the year ended December 31, 2022, the Company completed its repurchases under the 2022 Share Repurchase Program by repurchasing 1,564,420 shares of its common stock at a cost of $200 million, reaching the program's authorized repurchase limit. During the year ended December 31, 2021, the Company completed its repurchases under the 2021 Share Repurchase Program by repurchasing 1,734,810 shares of its common stock at a cost of $100 million, reaching the program's authorized repurchase limit. On November 7, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share of common stock, payable on December 19, 2022 to shareholders of record at the close of business on November 18, 2022. The dividend resulted in a payout of approximately $8.5 million. During the second quarter of 2021, in conjunction with the amendment of the ABL Facility, the Company incurred and paid $3.3 million in new financing fees.

Funding and Liquidity Strategy

ABL Facility

On May 20, 2021, the Company amended its ABL Facility to extend the maturity date to May 20, 2026, adjust the pricing grid for applicable interest rates and update certain provisions to facilitate the transition from LIBOR to a new replacement benchmark rate. All other significant terms remained substantially the same. The ABL Facility has aggregate commitments of $1.1 billion. The ABL Facility is available to be drawn in U.S. dollars, or in other currencies that are mutually agreeable. The ABL Facility provides for the right of the individual lenders to extend the maturity date of their respective commitments and loans upon the request of Veritiv and without the consent of any other lenders. The ABL Facility may be prepaid at Veritiv's option at any time without premium or penalty and is subject to mandatory prepayment if the amount outstanding under the ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. The Company's accounts receivable and inventories in the U.S. are collateral under the ABL Facility. The Company's one interest rate cap agreement, which was related to the ABL Facility, expired on September 13, 2022.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of December 31, 2022, the available additional borrowing capacity under the ABL Facility was approximately $711.3 million. As of December 31, 2022, the Company held $8.6 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At December 31, 2022, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the Company's debt obligations.

Short and long-term funding strategy

Veritiv's management expects that the Company's primary future cash needs will be for working capital, capital expenditures, contractual commitments, dividends and strategic investments. Veritiv's ability to fund its capital and operating needs will depend on its ongoing ability to generate cash from operations, availability of borrowings under the ABL Facility and access to the capital markets. If Veritiv's cash flows from operating activities are lower than expected, the Company would need to borrow under the ABL Facility and may need to incur additional debt or issue additional equity. Although management believes that the arrangements currently in place will permit Veritiv to finance its capital and operating needs on acceptable terms and conditions, the Company's access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy.

The Company currently estimates that during 2023 it will spend approximately $30 million for capital expenditures covering both maintenance and strategic investments. As provided by the CARES Act, in response to the COVID-19 pandemic the Company deferred $19.1 million of payroll taxes, which it had incurred through December 31, 2020. In January 2022 the Company paid $10.1 million of the deferred payroll taxes and paid the remaining amount in January 2023. On February 27, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share of common stock, payable on March 31, 2023 to shareholders of record at the close of business on March 9, 2023. The Company currently expects to pay-out the cash-based long-term incentive awards granted in 2020, valued at approximately $15.2 million, in March 2023 and the 2021 awards are expected to be paid-out in March 2024. See Note 3 of the Notes to Consolidated Financial Statements for information related to the Company's lease commitments, including leases that have not yet commenced, if any. See Note 6 of the Notes to Consolidated Financial Statements for information related to the Company's use of vendor-based financing arrangements, if any. See Note 9 of the Notes to Consolidated Financial Statements for information related to the Veritiv Deferred Compensation Savings Plans obligation, the Company's funding status of its pension plans and its multi-employer pension plan commitments. Additionally, the Company has recognized liabilities for uncertain tax positions and unscheduled portions of the Veritiv Deferred Compensation Savings Plans, however, the Company cannot predict with reasonable certainty the timing of future cash outflows associated with these liabilities. See Note 17 of the Notes to Consolidated Financial Statements for information regarding cash proceeds from the Company's divestitures.

All of the cash held by Veritiv's non-U.S. subsidiaries is available for general corporate purposes. Veritiv considers the earnings of certain non-U.S. subsidiaries to be permanently invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and management's specific plans for reinvestment of those subsidiary earnings. The table below summarizes the Company's cash and cash equivalent positions as of December 31, 2022 and 2021:

	As of December 31,
(in millions)	2022	2021
Cash and cash equivalents held in the U.S.	$20.8	$25.8
Cash held in foreign subsidiaries	19.8	23.5
Total Cash and cash equivalents	$40.6	$49.3

Inflation and Changing Prices

Essentially all of the Company's revenue is derived from the sale of its products and services in competitive markets. To the extent feasible, the Company has adjusted its prices to reflect the impact of inflation on the cost of purchased materials and services. Impacts on the Company's results from price and product mix are discussed in the "Segment Results" section of this Item 7.

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

Management believes that the accounting estimates discussed below are the most critical accounting policies whose application may have a significant effect on the reported results of operations and financial position of the Company and can require judgments by management that affect their application. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies. Estimates are revised as additional information becomes available. See the "Use of Estimates" section of Note 1 of the Notes to Consolidated Financial Statements for additional information related to the Company's estimates.

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

See Note 2 of the Notes to Consolidated Financial Statements for additional information related to the Company's revenues.

Allowance for Credit Losses

The Company’s allowance for credit losses reflects the best estimate of expected losses to the Company's accounts receivable portfolio determined on the basis of historical experience, current conditions, reasonable and supportable forecasts and specific allowances for known troubled accounts. In developing the allowance for credit losses, the Company utilizes internal risk ratings that are determined based on a number of factors including a periodic evaluation of each customer’s financial condition where possible. In addition to leveraging the internally developed risk ratings and historical experience, the expected credit loss estimates are developed using quantitative analyses, where meaningful, and qualitative analyses to forecast the impact that external factors and economic indicators may have on the amount that the Company expects to collect. Accounts receivable are written-off when management determines they are uncollectible. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding the customer's credit worthiness. Veritiv performs ongoing evaluations of its customers' financial condition and adjusts credit limits based upon payment history and the customer's current credit worthiness as determined by its review of their current financial information. The Company continuously monitors collections from its customers and maintains a provision for estimated credit losses based upon the customers' financial condition, collection experience and any other relevant customer specific information. Veritiv's assessment of this and other information forms the basis of its allowances.

If the financial condition of Veritiv's customers deteriorates, resulting in an inability to make required payments to the Company, or if economic conditions deteriorate, additional allowances may be deemed appropriate or required. If the allowance for credit losses changed by 0.1% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pre-tax income for the year ended December 31, 2022 would have been approximately $0.9 million.

See Note 2 of the Notes to Consolidated Financial Statements for additional information related to the Company's credit losses and other allowances.

Income Taxes

The Company’s determination of the provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal and state, as well as foreign, jurisdictions. Tax law changes, increases or decreases in book versus tax basis differences, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. The impact of the COVID-19 pandemic may change the mix of earnings by jurisdiction and has increased the risk that operating losses may occur within certain jurisdictions that could lead to the recognition of valuation allowances against certain deferred tax assets in the future, if these losses are prolonged beyond current expectations. This would negatively impact Veritiv’s income tax expense, net earnings and balance sheet. See Note 7 of the Notes to Consolidated Financial Statements for additional information related to the Company's income taxes.

Employee Benefit Plans

Veritiv sponsors defined benefit plans and Supplemental Executive Retirement Plans. Except for certain union employees who continue to accrue benefits under the Veritiv Hourly Pension Plan in accordance with their collective bargaining agreements, the defined benefit pension plans are frozen.

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

At each measurement date, management determines the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments anticipated to be made under the plans. As of December 31, 2022, the weighted-average discount rate used to compute the benefit obligation was 5.16%.

The expected long-term rate of return on plan assets is based upon the long-term outlook of the investment strategy as well as historical returns and volatilities for each asset class. Veritiv also reviews current levels of interest rates and inflation to assess the reasonableness of the long-term rates. The Company's pension plan investment objective is to ensure all of its plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate the pension expense for the year ended 2022 was 3.37% for the U.S. plans.

The following illustrates the effects of a 1% change in the discount rate or return on plan assets on the 2022 net periodic pension cost and projected benefit obligation of the U.S. plans (in millions):

Assumption	Change	Net Periodic Benefit Cost	Projected Benefit Obligation
Discount rate	1% increase	$0.1	$(2.9)
	1% decrease	(0.2)	3.5
Return on plan assets	1% increase	(0.6)	N/A
	1% decrease	0.6	N/A

See Note 9 of the Notes to Consolidated Financial Statements for a comprehensive discussion of Veritiv's pension and postretirement benefit plans, including a discussion of the actuarial assumptions and the policy for recognizing the associated gains and losses.

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

The Company’s decisions to cease operations in certain warehouse facilities leads to different accounting treatment depending upon whether the leased properties are considered abandoned versus properties that the Company has the intent and ability to sublease. Abandoned ROU assets are assessed for impairment based on estimates of undiscounted operating cash flows until the anticipated cease-use date and any remaining lease expense is accelerated through the anticipated cease-use date. Leases for which the Company has the intent and ability to sublease are assessed for impairment and any remaining ROU asset values are amortized over the shorter of the remaining useful lives of the assets or lease term. The intent and practical ability to sublease and estimates of future cash flows attributable to the sublease are assessed considering the terms of the lease agreement, certain market conditions, remaining lease terms and the time required to sublease the facility and other factors.

See Note 3 of the Notes to Consolidated Financial Statements for additional information related to the Company's leases.

Impairment or Disposal of Long-Lived Assets, including Finite Lived Intangible Assets, and Goodwill

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

The calculation of lease impairment charges requires significant judgments and estimates, including estimated sublease rentals, discount rates and future cash flows based on the Company's experience and knowledge of the market in which the property is located, previous efforts to dispose of similar assets and an assessment of current market conditions. The Company periodically updates its impairment analyses to reflect the latest estimates and projections.

Goodwill is reviewed for impairment on a reporting unit basis. The testing of goodwill for possible impairment is performed by completing a Step 0 test or electing to by-pass the Step 0 test and comparing the fair value of a reporting unit with its carrying value, including goodwill. The Step 0 test utilizes qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors include: macroeconomic conditions; industry and market considerations; overall financial performance and cost factors to determine whether a reporting unit is at risk for goodwill impairment. In the event a reporting unit fails the Step 0 goodwill impairment test, it is necessary to move forward with a comparison of the fair value of the reporting unit with its carrying value, including goodwill. In calculating the estimated fair value of its reporting units, Veritiv uses an income approach that utilizes discounted cash flows and requires management to make significant assumptions and estimates related to the forecasts of future revenues, profit margins and discount rates. Subsequent changes in economic and operating conditions can affect these assumptions and could result in additional interim testing and goodwill impairment charges in future periods. Upon completion, the resulting estimated fair values are analyzed for reasonableness by comparing them to earnings multiples of publicly-traded comparable companies and historic industry business transactions and by comparing the sum of the reporting unit fair values to the fair value of the Company as a whole based on the market capitalization as of the testing date. As of the date of the Company's annual goodwill impairment test in 2022 and 2021, the Company's analyses reflected an excess fair value over carrying value of approximately 142% and 179%, respectively.

Intangible assets acquired in a business combination are recorded at fair value. The Company's intangible assets may include customer relationships, trademarks and trade names and non-compete agreements. Intangible assets with finite useful lives are subsequently amortized using the straight-line method over the estimated useful lives of the assets.

When the Company disposes of a portion of its business that has had goodwill and or other intangible assets allocated to it, the Company performs fair value assessments to determine the amounts of goodwill and or other intangible assets that should be allocated to the disposal asset group. These calculations will usually involve the use of Level 3 data (internal data such as the Company's operating and cash flow projections).

See Note 1, Note 5 and Note 10 of the Notes to Consolidated Financial Statements for additional information related to the Company's long-lived assets, goodwill, other intangible assets and impairment assessments.

Recently Issued Accounting Standards

See Note 1 of the Notes to Consolidated Financial Statements for information related to recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Veritiv is exposed to the impact of interest rate changes, foreign currency fluctuations and fuel price changes. The Company's objective is to identify and understand these risks and implement strategies to manage them. When evaluating potential strategies, Veritiv evaluates the fundamentals of each market and the underlying accounting and business implications. To implement these strategies, the Company may enter into various hedging or similar transactions. The sensitivity analyses presented below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions the Company may take from time to time in the future to mitigate the exposure to these or other market risks. There can be no assurance that Veritiv will manage or continue to manage any risks in the future or that any of its efforts will be successful.

Interest Rate Risk

Veritiv's exposure to fluctuations in interest rates results primarily from its borrowings under the ABL Facility. Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate. LIBOR based loans can be set for durations of one week, or for periods of one to nine months. The margin rate amount can be adjusted upward or downward based upon usage under the line in two increments of 25 basis points. Veritiv's interest rate exposure under the ABL Facility results from changes in LIBOR, the prime/base interest rates and actual borrowings. The weighted-average borrowing interest rate at December 31, 2022 was 6.1%. Based on the average borrowings under the ABL Facility during the year ended December 31, 2022, a hypothetical 100 basis point increase in the interest rate would result in approximately $3.7 million of additional interest expense.

Foreign Currency Exchange Rate Risk

Veritiv conducts business in various foreign currencies and is exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. This exposure is primarily related to international assets and liabilities, whose value could change materially in reference to the U.S. dollar reporting currency. Veritiv's most significant foreign currency exposure primarily relates to fluctuations in the foreign exchange rate between the U.S. dollar and the Mexican peso. Veritiv has not used foreign exchange currency options or futures agreements to hedge its exposure to changes in foreign exchange rates.

Fuel Price Risk

Due to the nature of Veritiv's distribution business, the Company is exposed to potential volatility in fuel prices. The cost of fuel affects the price paid for products as well as the costs incurred to deliver products to the Company's customers. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of the Company's control. Increased fuel costs may have a negative impact on the Company's results of operations and financial condition. In times of higher fuel prices, Veritiv may have the ability to pass a portion of the increased costs on to customers; however, there can be no assurance that the Company will be able to do so. Based on Veritiv's 2022 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would result in a potential increase of approximately $3.2 million in annual transportation fuel costs (excluding any amounts recovered from customers). Veritiv does not use derivatives to manage its exposure to fuel prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Veritiv Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veritiv Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 28, 2023

We have served as the Company's auditor since 2013.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales (including sales to related party of $19.7 in 2020)	$7,146.3	$6,850.5	$6,345.6
Cost of products sold (including purchases from related party of $55.6 in 2020) (exclusive of depreciation and amortization shown separately below)	5,526.0	5,417.9	5,040.2
Distribution expenses	398.5	419.3	429.8
Selling and administrative expenses	762.7	735.8	717.9
Gain on sale of businesses	(29.7)	(3.1)	—
Depreciation and amortization	45.6	55.2	57.7
Restructuring charges, net	2.0	15.4	52.2
Operating income (loss)	441.2	210.0	47.8
Interest expense, net	17.7	17.2	25.1
Other (income) expense, net	(8.4)	(4.7)	(20.3)
Income (loss) before income taxes	431.9	197.5	43.0
Income tax expense (benefit)	94.0	52.9	8.8
Net income (loss)	$337.9	$144.6	$34.2

Earnings (loss) per share:
Basic	$23.85	$9.50	$2.14
Diluted	$23.29	$9.01	$2.08

Weighted-average shares outstanding:
Basic	14.17	15.22	15.96
Diluted	14.51	16.05	16.48

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$337.9	$144.6	$34.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.9)	(1.0)	2.4
Reclassification of foreign currency translation adjustments due to sale of a business, net of tax (1)	9.5	—	—
Change in fair value of cash flow hedge, net of tax (1)	0.1	0.1	0.1
Pension liability adjustments, net of tax (1)	9.9	10.1	(2.9)
Reclassification adjustment on settlement of a pension plan, net of tax (1)	(7.0)	—	—
Other comprehensive income (loss)	11.6	9.2	(0.4)
Total comprehensive income (loss)	$349.5	$153.8	$33.8
(1) Amounts shown are net of tax impacts, if any. For the year ended December 31, 2022, tax impacts were: $2.0 million for the reclassification of foreign currency translation adjustments due to sale of a business, $3.4 million for pension liability adjustments and $(4.0) million for the reclassification adjustment on settlement of a pension plan. For the year ended December 31, 2021, the tax impact for the pension liability was $3.5 million. Other tax impacts for the years ended December 31, 2022, 2021 and 2020 were not significant.

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$40.6	$49.3
Accounts receivable, less allowances of $26.7 and $34.4, respectively	889.6	1,011.2
Inventories	423.9	484.5
Other current assets	103.7	132.7
Total current assets	1,457.8	1,677.7
Property and equipment (net of accumulated depreciation and amortization of $325.5 and $332.4, respectively)	127.5	162.9
Goodwill	96.3	99.6
Other intangibles, net	35.6	42.7
Deferred income tax assets	29.0	47.1
Other non-current assets	343.4	408.4
Total assets	$2,089.6	$2,438.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$452.9	$561.9
Accrued payroll and benefits	106.2	110.0
Other accrued liabilities	154.1	185.7
Current portion of debt	13.4	16.0
Total current liabilities	726.6	873.6
Long-term debt, net of current portion	264.8	499.7
Defined benefit pension obligations	0.4	7.2
Other non-current liabilities	341.7	422.1
Total liabilities	1,333.5	1,802.6
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 17.5 million and 17.0 million, respectively; shares outstanding - 13.5 million and 14.6 million, respectively	0.2	0.2
Additional paid-in capital	613.1	633.8
Accumulated earnings (deficit)	472.6	143.2
Accumulated other comprehensive loss	(12.7)	(24.3)
Treasury stock at cost - 4.0 million and 2.4 million shares, respectively	(317.1)	(117.1)
Total shareholders' equity	756.1	635.8
Total liabilities and shareholders' equity	$2,089.6	$2,438.4

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$337.9	$144.6	$34.2
Depreciation and amortization	45.6	55.2	57.7
Amortization and write-off of deferred financing fees	1.7	1.5	2.1
Net (gains) losses on disposition of assets and sale of businesses	(41.1)	(9.2)	(8.2)
Long-lived asset impairment charges	—	0.5	0.5
Provision for expected credit losses	4.0	4.7	12.4
Deferred income tax provision (benefit)	17.1	9.2	(1.8)
Stock-based compensation	9.5	7.4	17.7
Other non-cash items, net	(6.1)	9.8	(12.4)
Changes in operating assets and liabilities
Accounts receivable and related party receivable	6.7	(172.6)	56.5
Inventories	(24.2)	(22.1)	89.7
Other current assets	3.7	(9.3)	(3.2)
Accounts payable and related party payable	(74.4)	110.0	5.5
Accrued payroll and benefits	(10.8)	19.9	17.1
Other accrued liabilities	(4.4)	(1.3)	(1.0)
Other	(12.8)	6.4	22.4
Net cash provided by (used for) operating activities	252.4	154.7	289.2
Investing activities
Property and equipment additions	(21.9)	(20.4)	(23.6)
Proceeds from asset sales and sale of businesses, net of cash transferred	186.7	16.1	18.3
Proceeds from insurance related to property and equipment	3.2	—	—
Net cash provided by (used for) investing activities	168.0	(4.3)	(5.3)
Financing activities
Change in book overdrafts	37.0	(16.5)	(16.6)
Borrowings of long-term debt	6,181.3	5,734.4	5,566.0
Repayments of long-term debt	(6,392.9)	(5,814.5)	(5,719.2)
Payments under right-of-use finance leases	(11.6)	(13.8)	(13.0)
Payments under vendor-based financing arrangements	(3.2)	—	—
Deferred financing fees	—	(3.3)	(3.4)
Purchase of treasury stock	(200.0)	(100.0)	(3.5)
Payments under Tax Receivable Agreement	—	—	(12.3)
Impact of tax withholding on share-based compensation	(30.2)	(8.5)	(0.8)
Dividends paid to shareholders	(8.5)	—	—
Other	(0.5)	0.8	0.2
Net cash provided by (used for) financing activities	(428.6)	(221.4)	(202.6)
Effect of exchange rate changes on cash	(0.5)	(0.3)	1.3
Net change in cash and cash equivalents	(8.7)	(71.3)	82.6
Cash and cash equivalents at beginning of period	49.3	120.6	38.0
Cash and cash equivalents at end of period	$40.6	$49.3	$120.6

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$83.9	$40.1	$7.8
Cash paid for interest	15.6	15.0	22.0
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases and vendor-based financing arrangements	$21.3	$4.1	$14.8
Non-cash additions to other non-current assets for right-of-use operating leases	38.9	111.6	20.1

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	16.4	$0.2	$618.0	$(35.3)	$(33.1)	(0.3)	$(13.6)	$536.2
Net income (loss)				34.2				34.2
Other comprehensive income (loss)					(0.4)			(0.4)
Stock-based compensation			17.7					17.7
Issuance of common stock, net of stock received for minimum tax withholdings	0.2	0.0	(0.8)					(0.8)
Adoption impact - Accounting Standards Update 2016-13				(0.3)				(0.3)
Treasury stock purchases						(0.4)	(3.5)	(3.5)
Balance at December 31, 2020	16.6	$0.2	$634.9	$(1.4)	$(33.5)	(0.7)	$(17.1)	$583.1
Net income (loss)				144.6				144.6
Other comprehensive income (loss)					9.2			9.2
Stock-based compensation			7.4					7.4
Issuance of common stock, net of stock received for minimum tax withholdings	0.4	0.0	(8.5)					(8.5)
Treasury stock purchases						(1.7)	(100.0)	(100.0)
Balance at December 31, 2021	17.0	$0.2	$633.8	$143.2	$(24.3)	(2.4)	$(117.1)	$635.8
Net income (loss)				337.9				337.9
Other comprehensive income (loss)					11.6			11.6
Stock-based compensation			9.5					9.5
Issuance of common stock, net of stock received for minimum tax withholdings	0.5	0.0	(30.2)					(30.2)
Dividends				(8.5)				(8.5)
Treasury stock purchases						(1.6)	(200.0)	(200.0)
Balance at December 31, 2022	17.5	$0.2	$613.1	$472.6	$(12.7)	(4.0)	$(317.1)	$756.1

See accompanying Notes to Consolidated Financial Statements.

VERITIV CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Veritiv Corporation ("Veritiv" or the "Company") is a North American business-to-business full-service provider of value-added packaging products and services, as well as facility solutions and print-based products and services. Veritiv was established in 2014, following the merger (the "Merger") of International Paper Company's xpedx distribution solutions business ("xpedx") and UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc. ("Unisource"). On July 2, 2014, Veritiv's common stock began regular-way trading on the New York Stock Exchange under the ticker symbol "VRTV". Veritiv operates primarily throughout the United States ("U.S.") and Mexico.

During 2022, the Company sold its logistics solutions business and its Veritiv Canada, Inc. business. In 2021, the Company sold its legacy Print segment's Rollsource business. These sales did not represent strategic shifts that will have a major effect on the Company's operations or financial results and they did not meet the requirements to be classified as discontinued operations. See Note 17, Divestitures, for additional information related to the Company's business divestitures.
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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all of the Company's subsidiaries. All significant intercompany transactions between Veritiv's businesses have been eliminated. During 2022, the Company reclassified its gains from the sale of businesses from the selling and administrative expenses line to the gain on sale of businesses line on the Consolidated Statements of Operations for the periods presented.

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

Primarily beginning in April 2020, the COVID-19 pandemic has affected Veritiv's operational and financial performance to varying degrees. As a result of the COVID-19 pandemic, the Company could continue to experience impacts including, but not limited to, charges from potential adjustments of the carrying amount of accounts and notes receivables and inventory, asset impairment charges and deferred tax valuation allowances. The extent to which the COVID-19 pandemic continues to impact the Company's business, results of operations and financial condition will depend on future developments. These developments, which are uncertain and difficult to predict, include, but are not limited to, the duration, spread and severity of the COVID-19 pandemic including new variants, the effects of the COVID-19 pandemic on the Company's employees, customers, suppliers and vendors, measures adopted or recommended by local and federal governments or health authorities in response to the pandemic, the availability, adoption and effectiveness of vaccines and vaccine boosters and to what extent normal economic and operating conditions can resume and be sustained. Even after the

COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession, downturn, or volatility or long-term changes in customer behavior. Estimates are revised as additional information becomes available.

Summary of Significant Accounting Policies

Revenue Recognition

Veritiv applies the five-step model to assess its contracts with customers. The Company's revenue is reported as net sales and is measured as the determinable transaction price, net of any variable consideration (e.g., sales incentives and rights to return product) and any taxes collected from customers and remitted to governmental authorities. When the Company enters into a sales arrangement with a customer, it believes it is probable that it will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. When management cannot conclude collectability is probable for shipments to a particular customer, revenue associated with that customer is not recognized until cash is collected or management is otherwise able to establish that collectability is probable. As a normal business practice, Veritiv does not enter into contracts that require more than one year to complete or that contain significant financing components. See Note 2, Revenue Recognition and Credit Losses, for additional information related to the Company's revenues.

Purchase Incentives

Veritiv enters into agreements with suppliers that entitle Veritiv to receive rebates, allowances and other discounts based on the attainment of specified purchasing levels or sales to certain customers. Purchase incentives are recorded as a reduction to inventory and recognized in cost of products sold when the sale occurs. During the year ended December 31, 2022, approximately 29% of the Company's purchases were made from ten suppliers.

Distribution Expenses

Distribution expenses consist of storage, handling and delivery costs including freight to the Company's customers' destinations. Handling and delivery costs were $262.9 million, $271.0 million and $273.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with original maturities to the Company of three months or less to be cash equivalents, including investments in money market funds with no restrictions on withdrawals. The Company held no cash equivalents as of December 31, 2022 and 2021.

Trade Accounts Receivable, Notes Receivable and Related Allowances

The Company performs an assessment of its financial assets which consist primarily of accounts receivable and identifies pools (i.e., groups of similar assets within the accounts receivable portfolio) based on the Company’s internal risk ratings, geographical locations and historical loss information. The Company’s pools are classified by reportable segment, risk level and the geographical location of the Company’s customers. The risk characteristics of each segment are determined by the impact of economic and structural fluctuations that are specific to the industry sectors served by the Company, competition from other suppliers and the nature of the products and services provided to the Company’s customers. The risk characteristics of the Packaging segment include changes in customer buying habits and product preferences. The risk characteristics of the Facility Solutions segment include revenue declines and delinquency rates attributable to changes in the travel industry, constraints and restrictions for large venues, return-to-office and in-person school activities. The Company considered the Packaging and Facility Solutions segments to be a single pool as they share similar risk characteristics. The Print Solutions segment is faced with industry-wide decreases in demand for products and services due to the increasing use of e-commerce and other on-line product substitutions.

The Company’s allowance for credit losses reflects the best estimate of expected losses to the Company's accounts receivable portfolio determined on the basis of historical experience, current conditions, reasonable and supportable forecasts and specific allowances for known troubled accounts. In developing the allowance for credit losses, the Company utilizes internal risk ratings that are determined based on a number of factors including a periodic evaluation of each customer’s financial condition where possible. In addition to leveraging the internally developed risk ratings and historical experience, the expected credit loss estimates are developed using quantitative analyses, where meaningful, and qualitative analyses to forecast the impact that external factors and economic indicators may have on the amount that the Company expects to collect. Accounts receivable are written-off when management determines they are uncollectible.

The Company, under certain circumstances, enters into note receivable agreements with customers. Expected credit losses are recognized when collectability is uncertain.

The Company's provision for expected credit losses is included in selling and administrative expenses on the Consolidated Statements of Operations. See Note 2, Revenue Recognition and Credit Losses, for additional information related to the Company's credit losses and other allowances.

Inventories

The Company's inventories are primarily comprised of finished goods and predominantly valued at cost as determined by the last-in first-out ("LIFO") method. Such valuations are not in excess of market. Elements of cost in inventories include the purchase price invoiced by a supplier, plus inbound freight and related costs and reduced by estimated volume-based discounts and early pay discounts available from certain suppliers. Approximately 96% and 80% of inventories were valued using the LIFO method as of December 31, 2022 and 2021, respectively. If the first-in, first-out method had been used, total inventory balances would be increased by approximately $165.6 million and $134.5 million at December 31, 2022 and 2021, respectively.

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

Veritiv maintains some of its inventory on a consignment basis in which the inventory is physically located at the customer's premises or a third-party distribution center. Veritiv had $24.2 million and $24.1 million of consigned inventory as of December 31, 2022 and 2021, respectively, valued on a LIFO basis, net of reserves.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for replacements and major improvements are capitalized, whereas repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. The Company capitalizes certain computer software and development costs incurred in connection with developing or obtaining software for internal use, including cloud computing arrangements that convey a license in addition to the hosting service. Direct costs incurred to develop internal use software during the development stage are capitalized. Preliminary project stage costs, maintenance and training costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Land is not depreciated, and construction-in-progress ("CIP") is not depreciated until ready for service. Leased property and leasehold improvements are amortized on a straight-line basis over the lease term or useful life of the asset, whichever is less. Upon retirement or other disposal of property and equipment, the cost and related amount of accumulated depreciation or accumulated amortization are eliminated from the asset and accumulated depreciation or accumulated amortization accounts, respectively. The difference, if any, between the net asset value and the proceeds is included in net income (loss) on the Consolidated Statements of Operations.

The following tables summarize the Company's property and equipment:

(in millions, except for estimated useful life)					As of December 31,
	Estimated Useful Life				2022	2021
Land, buildings and improvements	1	to	40	years	$94.9	$94.6
Machinery and equipment	3	to	15	years	142.0	156.1
Finance leases					67.5	112.2
Internal use software	3	to	5	years	136.1	122.8
CIP					12.5	9.6
Less: Accumulated depreciation and amortization					(325.5)	(332.4)
Property and equipment (net of accumulated depreciation and amortization)					$127.5	$162.9

Unamortized internal use software costs, including amounts recorded in CIP					$17.6	$10.5

	Year Ended December 31,
(in millions)	2022	2021	2020
Depreciation expense (1)	$30.2	$36.6	$36.8
Amortization expense - internal use software	10.9	13.9	16.1
Depreciation and amortization expense related to property and equipment	$41.1	$50.5	$52.9

(1) Includes depreciation expense for finance leases.
Cloud Computing Arrangements

To support its operations, the Company enters into various cloud computing arrangements that are service contracts. Certain application development stage costs are capitalized based on the nature of the items and are deferred and recognized as other current assets and other non-current assets on the Consolidated Balance Sheets. The deferred costs are expensed on a straight-line basis over the terms of the agreements, including reasonably certain renewal periods, which currently range from three to ten years. The expenses are recognized as selling and administrative expenses on the Consolidated Statements of Operations, while cash flow impacts are reported as operating activities.

The following tables summarize the expenses and net capitalized costs for the Company's cloud computing arrangements:

	Year Ended December 31,
(in millions)	2022	2021	2020
Capitalized implementation costs expensed	$0.4	$0.3	$0.1

	As of December 31,
(in millions)	2022	2021
In service:
Other current assets	$0.5	$0.3
Other non-current assets	2.0	0.3
Total net capitalized implementation costs in service	$2.5	$0.6

Pending placement into service:
Other current assets	$—	$0.3
Other non-current assets	$15.3	$—

Leases

The Company determines if an arrangement is a lease at lease inception and reviews lease arrangements for finance or operating lease classification at their commencement date. Operating leases are reported as part of other non-current assets, other accrued liabilities and other non-current liabilities on the Consolidated Balance Sheets. Finance leases are reported as part of property and equipment and debt obligations on the Consolidated Balance Sheets. The Company does not include leases with a term of twelve months or less on the Consolidated Balance Sheets and does not separate lease and non-lease components for its delivery equipment leases. In order to value the ROU assets and related liabilities, the Company makes certain estimates and assumptions related to establishing the lease term, discount rates and variable lease payments (e.g., rent escalations tied to changes in the Consumer Price Index). The exercise of any lease renewal or asset purchase option is at the Company's sole discretion. The lease term for all of the Company's leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. Similar to a variable lease payment, certain delivery equipment leases include a provision for an amount the Company may be required to pay at the end of the lease for any residual value deficiency incurred by the lessor upon resale of the underlying asset. The Company uses the implicit rate of interest when it is available; however, as most of the Company's leases do not provide an implicit rate of interest, the Company uses its incremental borrowing rate based on information available at the lease commencement date in determining the discounted value of the lease payments. Lease expense and depreciation expense are recognized on a straight-line basis over the lease term, or for a finance lease, over the shorter of the life of the underlying asset or the lease term. The Company’s decisions to cease operations in certain warehouse facilities leads to different accounting treatment depending upon whether the leased properties are considered abandoned versus properties that the Company has the intent and ability to sublease. Abandoned ROU assets are assessed for impairment based on estimates of undiscounted operating cash flows until the anticipated cease-use date and any remaining lease expense is accelerated through the anticipated cease-use date. Leases for which the Company has the intent and ability to sublease are assessed for impairment and any remaining ROU asset values are amortized over the shorter of the remaining useful lives of the assets or lease term. The intent and practical ability to sublease and estimates of future cash flows attributable to the sublease are assessed considering the terms of the lease agreement, certain market conditions, remaining lease terms and the time required to sublease the facility and other factors. See Note 3, Leases, for additional information related to the Company's leases.

Goodwill and Other Intangible Assets

Goodwill relating to a single business reporting unit is included as an asset of the applicable segment. Goodwill arising from major acquisitions that involve multiple reportable segments is allocated to the reporting units based on the relative fair value of the reporting unit. Goodwill is reviewed for impairment on a reporting unit basis annually on October 1st or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The testing of goodwill for possible impairment is performed by completing a Step 0 test or electing to by-pass the Step 0 test and comparing the fair value of a reporting unit with its carrying value, including goodwill. The Step 0 test utilizes qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors include: macroeconomic conditions; industry and market considerations; overall financial performance and cost factors to determine whether a reporting unit is at risk for goodwill impairment. In the event a reporting unit fails the Step 0 goodwill impairment test, it is necessary to move forward with a comparison of the fair value of the reporting unit with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not considered to be impaired. If the fair value of a reporting unit is below the carrying value, a goodwill impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, any loss recognized will not exceed the total amount of goodwill allocated to the reporting unit.

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

When the Company disposes of a portion of its business that has had goodwill and or other intangible assets allocated to it, the Company performs fair value assessments to determine the amounts of goodwill and or other intangible assets that should be allocated to the disposal asset group. These calculations will usually involve the use of Level 3 data (internal data such as the Company's operating and cash flow projections).

See Note 5, Goodwill and Other Intangible Assets and Note 10, Fair Value Measurements, for additional information related to the Company's goodwill and other intangible assets.

Impairment of Long-Lived Assets

Long-lived assets, including finite lived intangible assets, are tested for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. The Company assesses the recoverability of long-lived assets based on the undiscounted future cash flow the assets are expected to generate and recognizes an impairment loss when the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. The calculation of lease impairment charges requires significant judgments and estimates, including estimated sublease rentals, discount rates and future cash flows based on the Company's experience and knowledge of the market in which the property is located, previous efforts to dispose of similar assets and an assessment of current market conditions. See Note 10, Fair Value Measurements, for additional information related to the Company's impairment assessments.

Employee Benefit Plans

The Company sponsors and/or contributes to defined contribution plans, defined benefit pension plans and MEPPs in the U.S. Except for certain union employees who continue to accrue benefits under the U.S. defined benefit pension plan in accordance with their collective bargaining agreements, the defined benefit pension plans are frozen. In addition, the Company and its subsidiaries have other forms of retirement arrangements outside the U.S.

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

The Company also makes contributions to MEPPs for its union employees covered by such plans. For these plans, the Company recognizes a liability only for any required contributions to the plans or surcharges imposed by the plans that are accrued and unpaid at the balance sheet date. The Company does not record an asset or liability to recognize the funded status of the plans. The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability when exiting a MEPP, as the final amount and timing is not assured. When a final determination of the withdrawal liability is received from the plan, the estimated charge is adjusted to the final amount determined by the plan.

See Note 9, Employee Benefit Plans, for additional information related to the Company's benefit plans and arrangements.

Long-Term Incentive Compensation Plans

The Company measures and records compensation expense for all long-term incentive compensation awards based on the respective plans' grant date fair values over the vesting periods of the awards. Forfeitures are recognized when they occur. Performance-based plans require the Company to make estimates of its long-term future performance. See Note 14, Long-Term Incentive Compensation Plans, for additional information related to the Company's long-term incentive compensation plans.

Income Taxes

Veritiv's income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid.  Veritiv records its global tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates.  Where treatment of a position is uncertain, liabilities are recorded based on an evaluation of the more likely than not outcome considering technical merits of the position.  Changes to recorded liabilities are made only when an identifiable event occurs that alters the likely outcome, such as settlement with the relevant tax authority or the expiration of statutes of limitation for the subject tax year.  Significant judgments and estimates are required in determining the consolidated income tax expense.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Significant judgment is required in evaluating the need for and amount of valuation allowances against deferred tax assets.  The realization of these assets is dependent on generating sufficient future taxable income.

See Note 7, Income Taxes, for additional information related to the Company's income taxes.

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

See Note 10, Fair Value Measurements, for additional information related to the Company's fair value measurements.

Foreign Currency

The assets and liabilities of the Company's foreign subsidiaries are translated from their respective local currencies to the U.S. dollar at the appropriate spot rates as of the balance sheet date. Changes in the carrying values of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive loss ("AOCL"). See Note 13, Shareholders' Equity, for the impacts of foreign currency translation adjustments on AOCL. The revenues and expenses of the foreign subsidiaries are translated using the monthly average exchange rates during the year. The gains or losses from foreign currency transactions are included in other (income) expense, net on the Consolidated Statements of Operations.

Treasury Stock

Common stock purchased for treasury is recorded at cost. Costs incurred by the Company that are associated with the acquisition of treasury stock are treated in a manner similar to stock issue costs and are added to the cost of the treasury stock. See Note 13, Shareholders' Equity, for additional information related to the Company's treasury stock transactions.

Recently Issued Accounting Standards

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

Recently Issued Accounting Standards Not Yet Adopted

Effective January 1, 2023, the Company will adopt ASU 2022-04, Liabilities- Supplier Finance Programs (Subtopic 405-50). This standard requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The amendments in this update do not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. The amendments in this update are effective for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Currently, the Company does not expect the adoption of this guidance to have a material impact on its related disclosures.

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

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, estimated inventory returns were not significant.

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

See the table below for a summary of the changes to the customer contract liabilities balance:

	Customer Contract Liabilities
(in millions)	2022	2021
Balance at January 1,	$21.8	$12.2
Payments received	51.6	52.2
Revenue recognized from beginning of year balance	(18.8)	(10.4)
Revenue recognized from current year receipts	(37.6)	(32.2)
Other adjustments (1)	(0.9)	—
Balance at December 31,	$16.1	$21.8
(1) Reflects liabilities removed as part of the sale of a business. See Note 17, Divestitures, for information related to the Company's divestitures.

Revenue Composition

Veritiv's revenues are primarily derived from purchase orders and rate agreements associated with the delivery of standard listed products with observable standalone sale prices. Prior to its divestiture in September 2022, the Company also earned revenues from its logistics solutions business, which provided transportation and warehousing services. Revenue generally consists of a single performance obligation to transfer a promised good or service and is short-term in nature. Revenues are recognized when control of the promised goods or services is transferred to Veritiv's customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Sales transactions with customers are designated free on board destination and revenue is recorded at the point in time when the product is delivered to the customer's designated location or when the customer has otherwise obtained the benefit of the goods, when title and risk of loss are transferred. The Company is able to serve a wide variety of customers, from large national companies to small local customers, through its distribution network.

Historically, the Company's ten largest customers have generated approximately 10% - 15% of its consolidated annual net sales. Veritiv's principal markets are concentrated primarily across North America. Approximately 93% of its reported net sales for the year ended December 31, 2022, were generated in the U.S. Prior to its divestiture in May 2022, Veritiv's Canadian business represented approximately 10% of its net sales. Veritiv evaluated the nature of the products and services provided to its customers as well as the nature of the customer and the geographical distribution of its customer base and determined that the best representative level of disaggregated revenue is the product category basis. The following is a brief description of the Company's three reportable segments, organized by major product category. This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category which includes certain assets and costs not primarily attributable to any of the reportable segments. Prior to its divestiture in September 2022, the Company's logistics solutions business, which provided transportation and warehousing solutions, was also included in Corporate & Other.

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

See Note 1, Business and Summary of Significant Accounting Policies, for additional information related to the Company's policies for revenue recognition, trade accounts receivable, notes receivable and related allowances.

Credit Losses and Other Allowances

The components of the accounts receivable allowances were as follows:

	As of December 31,
(in millions)	2022	2021
Allowance for credit losses	$17.7	$23.7
Other allowances (1)	9.0	10.7
Total accounts receivable allowances	$26.7	$34.4
(1) Includes amounts reserved for credit memos, customer discounts, customer short pays and other miscellaneous items.

Below is a rollforward of the Company's accounts receivable allowances:

	Year Ended December 31,
(in millions)	2022	2021	2020
Balance at January 1,	$34.4	$41.6	$43.8
Add / (Deduct):
Provision for expected credit losses	4.7	4.4	7.3
Net write-offs and recoveries	(5.6)	(13.1)	(6.5)
Other adjustments (1)	(6.8)	1.5	(3.0)
Balance at December 31,	$26.7	$34.4	$41.6
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

Below are rollforwards of the Company’s allowance for credit losses:

	Packaging and Facility Solutions		Print Solutions - High Risk		Print Solutions - Medium/Low Risk
(in millions)	U.S.	Canada	U.S.	Canada	U.S.(1)	Canada	Rest of world	Corporate & Other(2)	Total
Balance at December 31, 2021	$12.6	$1.0	$6.2	$0.5	$1.7	$0.0	$1.0	$0.7	$23.7
Add / (Deduct):
Provision for expected credit losses	4.4	0.1	0.3	0.0	(0.2)	0.0	(0.3)	0.4	4.7
Write-offs charged against the allowance	(3.5)	—	(2.6)	—	(0.1)	—	—	(0.2)	(6.4)
Recoveries of amounts previously written off	0.3	—	0.3	—	0.2	—	—	0.0	0.8
Other adjustments(3)	(1.0)	(1.1)	(1.5)	(0.5)	—	0.0	(0.1)	(0.9)	(5.1)
Balance at December 31, 2022	$12.8	$—	$2.7	$—	$1.6	$—	$0.6	$—	$17.7
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

	Packaging and Facility Solutions		Print Solutions- High Risk		Print Solutions - Medium/Low Risk
(in millions)	U.S.	Canada	U.S.	Canada	U.S.(1)	Canada	Rest of world	Corporate & Other(2)	Total
Balance at December 31, 2020	$14.4	$0.5	$10.2	$0.7	$3.8	$0.0	$1.0	$0.8	$31.4
Add / (Deduct):
Provision for expected credit losses	4.8	0.6	(1.7)	(0.1)	0.4	0.0	0.0	0.4	4.4
Write-offs charged against the allowance	(7.3)	(0.1)	(4.7)	(0.1)	(1.1)	—	0.0	(0.5)	(13.8)
Recoveries of amounts previously written off	0.7	—	0.0	0.0	0.0	—	—	0.0	0.7
Other adjustments(3)	—	0.0	2.4	0.0	(1.4)	0.0	0.0	—	1.0
Balance at December 31, 2021	$12.6	$1.0	$6.2	$0.5	$1.7	$0.0	$1.0	$0.7	$23.7
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

Additionally, for the years ended December 31, 2022, 2021 and 2020, the Company recognized $(0.7) million, $0.3 million and $5.1 million, respectively, in the provision for expected credit losses related to its notes receivable. At December 31, 2022 and 2021, the Company held $0.1 million and $0.5 million, respectively, in notes receivable, the majority of which is reflected within other non-current assets and other current assets, respectively, on the Consolidated Balance Sheets.

3. LEASES

The Company leases certain property and equipment used for operations to limit its exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment. As of December 31, 2022, the Company operated from 95 distribution centers of which 89 were leased. These facilities are strategically located throughout the U.S. and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions.

The Company's leased asset categories generally carry the following lease terms:

Real estate leases	3	to	10	years
Delivery equipment leases	3	to	8	years
Other non-real estate leases	3	to	5	years

See Note 1, Business and Summary of Significant Accounting Policies, for information related to the Company's lease accounting policies.

The components of lease expense were as follows:

(in millions)		Year Ended December 31,
Lease Classification	Financial Statement Classification	2022	2021	2020
Short-term lease expense(1)	Operating expenses	$3.2	$4.0	$2.3

Operating lease expense(2)	Operating expenses	$90.9	$100.9	$111.8

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$11.6	$14.7	$14.7
Interest expense	Interest expense, net	1.8	2.8	3.0
Total finance lease expense		$13.4	$17.5	$17.7

Total Lease Cost		$107.5	$122.4	$131.8
(1) Short-term lease expense is comprised of expenses related to leases with a term of twelve months or less, which includes expenses related to month-to-month leases.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were not significant for the years ended December 31, 2022, 2021 and 2020.

Supplemental balance sheets and other information were as follows:

(in millions, except weighted-average data)		As of December 31,
Lease Classification	Financial Statement Classification	2022	2021
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$304.3	$375.6

Operating lease obligations - current	Other accrued liabilities	$67.9	$80.2
Operating lease obligations - non-current	Other non-current liabilities	266.0	329.3
Total operating lease obligations		$333.9	$409.5

Weighted-average remaining lease term in years		5.9	6.2
Weighted-average discount rate		4.6%	4.5%

(in millions, except weighted-average data)		As of December 31,
Lease Classification	Financial Statement Classification	2022	2021
Finance Leases:
Finance lease right-of-use assets	Property and equipment	$29.7	$66.3

Finance lease obligations - current	Current portion of debt	$8.8	$13.9
Finance lease obligations - non-current	Long-term debt, net of current portion	24.1	58.9
Total finance lease obligations		$32.9	$72.8

Weighted-average remaining lease term in years		3.7	6.4
Weighted-average discount rate		4.2%	3.7%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Year Ended December 31,
Lease Classification	Financial Statement Classification	2022	2021	2020
Operating Leases:
Operating cash flows from operating leases	Operating activities	$92.4	$103.3	$111.1

Finance Leases:
Operating cash flows from finance leases	Operating activities	$1.8	$2.8	$3.0
Financing cash flows from finance leases	Financing activities	11.6	13.8	13.0

Lease Commitments

Future minimum lease payments at December 31, 2022 were as follows:

(in millions)	Finance Leases	Operating Leases(1)
2023	$10.6	$81.8
2024	8.4	69.9
2025	7.7	57.9
2026	5.0	52.8
2027	2.6	45.1
Thereafter	1.9	75.2
Total future minimum lease payments	36.2	382.7
Amount representing interest	(3.3)	(48.8)
Total future minimum lease payments, net of interest	$32.9	$333.9
(1) Future sublease income of $2.2 million is excluded from the operating leases amount in the table above.

Total future minimum lease payments at December 31, 2022 for finance and operating leases, including the amount representing interest, are comprised of $379.9 million for real estate leases and $39.0 million for non-real estate leases.

At December 31, 2022, the Company had committed to additional future obligations of approximately $4.8 million for real estate operating leases that have not yet commenced and therefore are not included in the table above. These leases are expected to commence within the next six months with an average lease term of approximately five years.

4. RESTRUCTURING CHARGES

2020 Restructuring Plan

During 2020, the Company initiated a restructuring plan (the "2020 Restructuring Plan") to (1) respond to the impact of the COVID-19 pandemic on its business operations, (2) address the ongoing secular changes in its print and publishing operations and (3) further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. The 2020 Restructuring Plan included (i) a reduction of the Company's U.S. salaried workforce by approximately 15% across all business segments and corporate functions, (ii) the closure of certain warehouse facilities and retail stores, (iii) adjustments to various compensation plans, (iv) repositioning of inventory to expand the Company's service radius and (v) other actions. Through December 31, 2022, the Company incurred approximately $69.6 million in costs and charges, of which $2.0 million was incurred during the year ended December 31, 2022. As of December 31, 2022, the 2020 Restructuring Plan was complete. Initial charges were incurred and recorded in June 2020.

Other direct costs reported in the tables below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives; unless otherwise indicated, costs incurred exclude any restructuring gains or losses on lease terminations and asset disposals.

The following table presents a summary of restructuring charges, net, related to restructuring initiatives that were incurred during the year ended December 31, 2022 and the cumulative amounts since the initiatives began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other	Total
2022	$0.6	$5.9	$(4.5)	$2.0
Cumulative	41.4	36.6	(8.4)	69.6

The following is a summary of the Company's 2020 Restructuring Plan liability activity for the periods presented:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2020	$15.4	$6.9	$22.3
Costs incurred	2.1	10.4	12.5
Payments	(12.8)	(13.6)	(26.4)
Balance at December 31, 2021	4.7	3.7	8.4
Costs incurred	0.6	2.6	3.2
Payments	(4.4)	(4.0)	(8.4)
Balance at December 31, 2022	$0.9	$2.3	$3.2

In addition to the costs incurred and payments shown in the table above, in December 2021 and 2020 the Company prepaid Other Direct Costs of $3.3 million and $8.1 million, respectively, of which none and $3.3 million, respectively, remained as a component of other current assets on the Consolidated Balance Sheets at December 31, 2022 and 2021. During the year ended December 31, 2021, the Company recovered $0.2 million of the December 31, 2020 prepaid Other Direct Costs as a result of forfeited agreements. For the years ended December 31, 2022 and 2021, the Company recognized net gains of $4.5 million and $3.9 million, respectively, related to the sale or exit of certain facilities. The $3.2 million liability in the table above primarily consists of obligations to make future lease payments over the next two years for properties that were exited before the lease expired; the majority of the noted severance obligation is expected to be paid by the end of 2023.

In addition to the 2020 Restructuring Plan, the Company has recorded other restructuring liabilities related to the previous restructuring plans that as of December 31, 2022 totaled $21.1 million, of which $17.7 million was related to MEPP withdrawal obligations that have a remaining payout period of approximately 15 years. These other liabilities as of December 31, 2021, totaled $22.2 million, of which $18.8 million was related to MEPP withdrawal obligations.

See Note 16, Segment and Other Information, for the impact that charges from the restructuring plan had on the Company's reportable segments.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2022 and 2021, the net goodwill balance of $96.3 million and $99.6 million, respectively, was allocated to the Company's Packaging reportable segment. As a result of the sale of Veritiv Canada, Inc. in 2022, the Company allocated and disposed of $3.3 million of its goodwill balance. There were no other goodwill additions, disposals or impairments recognized during the years ended December 31, 2022, 2021 and 2020. Cumulatively, the Company has recognized non-cash pre-tax goodwill impairment charges for certain of its businesses as follows: Facility Solutions $1.9 million (in 2015) and for the Company’s logistics solutions business $6.1 million (in 2017).

The following table sets forth the changes in the carrying amount of the Packaging reportable segment's goodwill during 2022 and 2021:

(in millions)	Packaging
Balance at December 31, 2020:
Goodwill	$99.6
Accumulated impairment losses	—
Net goodwill 2020	99.6
2021 Activity:
Goodwill acquired	—
Impairment of goodwill	—
Balance at December 31, 2021:
Goodwill	99.6
Accumulated impairment losses	—
Net goodwill 2021	99.6
2022 Activity:
Goodwill acquired	—
Sale of business	(3.3)
Impairment of goodwill	—
Balance at December 31, 2022:
Goodwill	96.3
Accumulated impairment losses	—
Net goodwill 2022	$96.3

Other Intangible Assets

As a result of the sale of Veritiv Canada, Inc. in 2022, the Company allocated and disposed of $2.6 million of its other intangible assets balance. There were no other additions, disposals or impairments recognized during the years ended December 31, 2022, 2021 and 2020 for other intangible assets.

The components of the Company's other intangible assets were as follows:

	December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Disposal	Net
Customer relationships	$67.7	$29.5	$2.6	$35.6
Trademarks/Trade names	3.8	3.8	—	—
Total	$71.5	$33.3	$2.6	$35.6

	December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$67.7	$25.0	$42.7
Trademarks/Trade names	3.8	3.8	—
Total	$71.5	$28.8	$42.7

Upon retirement or full impairment of the intangible assets, the cost and related amount of accumulated amortization are eliminated from the asset and accumulated amortization accounts, respectively. The Company recorded amortization expense of $4.5 million, $4.7 million and $4.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Estimated aggregate amortization expense for each of the five succeeding years is as follows:

(in millions)	Total
2023	$4.4
2024	4.4
2025	4.4
2026	4.4
2027	4.4

See Note 10, Fair Value Measurements, for additional information related to the Company's impairment assessments.

6. DEBT

The Company's debt obligations were as follows:

	As of December 31,
(in millions)	2022	2021
Asset-Based Lending Facility (the "ABL Facility")	$229.2	$440.8
Commercial card program	1.6	2.1
Vendor-based financing arrangements	14.5	—
Finance leases	32.9	72.8
Total debt	278.2	515.7
Less: current portion of debt	(13.4)	(16.0)
Long-term debt, net of current portion	$264.8	$499.7

ABL Facility

On May 20, 2021, the Company amended its ABL Facility to extend the maturity date to May 20, 2026, adjust the pricing grid for applicable interest rates and update certain provisions to facilitate the transition from LIBOR to a new replacement benchmark rate. All other significant terms remained substantially the same. Previously, on April 9, 2020, the Company amended its ABL Facility to extend the maturity date to April 9, 2025, reduce the aggregate commitments from $1.4 billion to $1.1 billion and adjust the pricing grid for applicable interest rates. All other significant terms remained substantially the same. The ABL Facility is available to be drawn in U.S. dollars, or in other currencies that are mutually agreeable. The ABL Facility provides for the right of the individual lenders to extend the maturity date of their respective commitments and loans upon the request of Veritiv and without the consent of any other lenders. The ABL Facility may be prepaid at Veritiv's option at any time without premium or penalty and is subject to mandatory prepayment if the amount outstanding under the ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. The Company's accounts receivable and inventories in the U.S. are collateral under the ABL Facility.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of December 31, 2022, the available additional borrowing capacity under the ABL Facility was approximately $711.3 million. As of December 31, 2022, the Company held $8.6 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At December 31, 2022, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Under the terms of the ABL Facility, interest rates are based upon LIBOR or the prime rate plus a margin rate, or in the case of Canada, prior to its divestiture, a banker's acceptance rate or base rate plus a margin rate. At December 31, 2022 and 2021, the weighted-average borrowing interest rates were 6.1% and 1.8%, respectively.

In conjunction with the May 20, 2021 amendment to the ABL Facility, the Company incurred and deferred $3.3 million of new financing costs associated with the transaction, reflected in other non-current assets on the Consolidated Balance Sheet. In conjunction with the April 9, 2020 amendment to the ABL Facility, the Company recognized a one-time charge of $0.6 million to interest expense, net, on the Consolidated Statements of Operations, for the write-off of a portion of the previously deferred financing costs associated with lenders in the ABL Facility that exited the amended ABL Facility. In addition, the Company incurred and deferred $3.4 million of financing costs associated with the April 9, 2020 transaction, reflected in other non-current assets on the Consolidated Balance Sheet. These deferred costs are being amortized to interest expense on a straight-line basis over the 2021 amended term of the ABL Facility. Interest expense, net on the Consolidated Statements of Operations included $1.7 million, $1.5 million and $2.1 million of amortization and write-off charges related to deferred financing fees for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company's indebtedness under the ABL Facility creates interest rate risk. The Company actively monitors this risk with the objective to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in the interest rate. The Company's one interest rate cap agreement, which was related to the ABL Facility, expired on September 13, 2022. Through September 13, 2022 and for the years ended December 31, 2021 and 2020, the Company held one interest rate cap for which impacts on the Company's financial results were not significant.

Commercial Card Program

The Company has a commercial purchasing card program that is used for business purpose purchasing and must be paid in-full monthly. At December 31, 2022, the card carried a maximum credit limit of $37.5 million. At December 31, 2022 and 2021, $1.6 million and $2.1 million, respectively, was outstanding on the commercial card. The net change in the outstanding balance is included in other financing activities on the Consolidated Statements of Cash Flows.

Vendor-Based Financing Arrangements

On occasion, the Company enters into long-term vendor-based financing arrangements with suppliers to obtain products, services or property in exchange for extended payment terms. During the year ended December 31, 2022, the Company entered into a vendor-based financing agreement with a principal amount of $18.5 million to finance the acquisition of certain internal use software licenses which will be paid in annual installments over a five-year term. At December 31, 2022, the vendor-based financing arrangement had an outstanding balance of $14.5 million. In order to determine the present value of the commitments, the Company used an imputed interest rate of 3.17%. The payments associated with this arrangement are classified as financing activities on the Consolidated Statements of Cash Flows.

Finance Leases

See Note 3, Leases, for additional information related to the Company's finance leases.

7. INCOME TAXES

The Company is, or has been, subject to federal, state and local income taxes in the U.S., as well as income taxes in Canada, Mexico and other foreign jurisdictions. The domestic (U.S.) and foreign components of the Company's income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Domestic (U.S.)	$410.3	$173.9	$30.8
Foreign	21.6	23.6	12.2
Income (loss) before income taxes	$431.9	$197.5	$43.0

Income tax expense (benefit) on the Consolidated Statements of Operations consisted of the following:

	Year Ended December 31,
(in millions)	2022	2021	2020
Current Provision:
U.S. Federal	$53.6	$32.7	$4.7
U.S. State	17.6	8.5	3.9
Foreign	5.7	2.5	2.0
Total current income tax expense	$76.9	$43.7	$10.6

Deferred, net:
U.S. Federal	$13.8	$3.9	$(2.6)
U.S. State	3.2	1.5	(0.4)
Foreign	0.1	3.8	1.2
Total deferred, net	$17.1	$9.2	$(1.8)
Provision for income tax expense	$94.0	$52.9	$8.8

Reconciliation between the federal statutory rate and the effective tax rate is as follows (see Note 8, Related Party Transactions, for additional information related to the Tax Receivable Agreement ("TRA")):

	Year Ended December 31,
(in millions)	2022	2021	2020
Income (loss) before income taxes	$431.9	$197.5	$43.0
Statutory U.S. income tax rate	21.0%	21.0%	21.0%
Tax expense (benefit) using statutory U.S. income tax rate	$90.7	$41.5	$9.0
Foreign income tax rate differential	1.2	1.3	0.6
State tax (net of federal benefit)	17.1	8.8	2.6
Non-deductible expenses	10.3	3.5	2.3
Global Intangible Low Taxed Income	—	1.8	(1.5)
Foreign-Derived Intangible Income	(1.6)	(1.5)	—
TRA	—	—	(3.7)
Tax credits	(1.9)	(2.8)	(1.9)
Impact of CARES Act	—	—	(2.4)
Stock compensation vesting	(14.4)	(1.0)	2.1
Sale of foreign subsidiary	(26.1)	—	—
Change in valuation allowance - U.S. Federal	16.9	—	—
Change in valuation allowance - Foreign	0.1	0.2	—
Foreign taxes	1.3	1.2	1.6
Other	0.4	(0.1)	0.1
Income tax provision	$94.0	$52.9	$8.8
Effective income tax rate	21.8%	26.8%	20.5%

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

Components of deferred income tax assets and liabilities were as follows:

	As of December 31,
	2022		2021
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Deferred income tax assets:
Accrued compensation	$39.4	$—	$41.8	$0.0
Finance leases	7.4	—	8.9	9.4
Lease obligations	83.2	4.4	91.2	15.6
Net operating losses and credit carryforwards	22.0	1.3	23.7	1.1
Capital loss carryforward	19.8	—	—	—
Allowance for credit losses	7.0	0.2	9.5	0.2
Other	4.3	2.0	5.4	1.0
Gross deferred income tax assets	183.1	7.9	180.5	27.3
Less valuation allowance	(19.9)	(1.1)	(0.1)	(1.1)
Total deferred tax asset	$163.2	$6.8	$180.4	$26.2

	As of December 31,
	2022		2021
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Deferred income tax liabilities:
Property and equipment, net	$(21.5)	$—	$(20.1)	$(8.4)
Lease assets	(77.1)	(4.4)	(84.6)	(14.9)
Inventory reserve	(25.4)	—	(20.5)	—
Other	(12.6)	—	(11.0)	—
Total deferred tax liability	$(136.6)	$(4.4)	$(136.2)	$(23.3)
Net deferred income tax asset	$26.6	$2.4	$44.2	$2.9

Deferred income tax asset valuation allowance is as follows:

(in millions)	U.S.	Non-U.S.	Total
Balance at December 31, 2020	$1.3	$1.0	$2.3
Additions	—	0.2	0.2
Subtractions	(1.2)	—	(1.2)
Currency translation adjustments	—	(0.1)	(0.1)
Balance at December 31, 2021	0.1	1.1	1.2
Additions	19.8	0.1	19.9
Subtractions	0.0	—	0.0
Currency translation adjustments	—	(0.1)	(0.1)
Balance at December 31, 2022	$19.9	$1.1	$21.0

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

In connection with the sale of the Company's Canadian operations in 2022, Veritiv generated a capital loss of approximately $98.5 million. The capital loss generated was partially offset by capital gains generated by the Company during the current and prior years. As of December 31, 2022, Veritiv does not expect to generate any additional capital gains before the capital loss expires and, therefore, has recorded a full valuation allowance on the remaining carryforward. To the extent additional capital gains are generated during the remaining carryforward period, the tax benefits relating to the reversal of any or all of the valuation allowance will be recognized as a benefit to income tax expense.

In general, it is the practice and intention of Veritiv to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2022, Veritiv's tax basis exceeded its financial reporting basis in certain investments in non-U.S. subsidiaries. The Company does not believe these temporary differences will reverse in the foreseeable future and, therefore, no deferred tax asset has been recognized with respect to these basis differences. Additionally, no deferred tax liability has been recognized for income and withholding tax liabilities associated with investments in non-U.S. subsidiaries where book basis exceeds tax basis. The amount of such temporary differences totaled approximately $33.9 million as of December 31, 2022. The income and withholding tax liability associated with these temporary differences was not significant.

Veritiv applies a "more likely than not" threshold to the recognition and de-recognition of uncertain tax positions. A change in judgment related to prior years' uncertain tax positions is recognized in the period of such change.

The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as a component of income tax expense. Total gross unrecognized tax benefits as of December 31, 2022, 2021 and 2020, as well as activity within each of the years, was not material.

In the U.S., Veritiv is generally subject to examination by the IRS for fiscal years 2016 and later and certain states for fiscal years 2018 and later; however, it may be subject to IRS and state tax authority adjustments for years prior to 2016 to the extent of losses or other tax attributes carrying forward from the earlier years.

As of December 31, 2022, Veritiv has federal, state and foreign income tax NOLs available to offset future taxable income of $89.9 million, $54.3 million and $5.0 million, respectively. Federal NOLs begin expiring in 2024. State and foreign NOLs will expire at various dates from 2023 through 2042, with the exception of certain foreign NOLs that do not expire, some of which have a full valuation allowance.

8. RELATED PARTY TRANSACTIONS

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50 million share repurchase program (the "2021 Share Repurchase Program"). Executing within the 2021 Share Repurchase Program, on March 9, 2021, Veritiv entered into a Share Repurchase Agreement with UWW Holdings, LLC (the "UWWH Stockholder"), pursuant to which the Company agreed to repurchase (the "Share Repurchase") an aggregate of 553,536 shares of its common stock owned by the UWWH Stockholder for an aggregate purchase price of $23.2 million. The Share Repurchase closed on March 12, 2021 and the Company funded the Share Repurchase with cash on hand. Concurrently with the closing of the Share Repurchase, the UWWH Stockholder sold the remainder of its shares of Veritiv common stock to an unrelated third-party.

In conjunction with the Merger, Veritiv and the UWWH Stockholder executed the TRA. The TRA set forth the terms by which Veritiv was generally obligated to pay the UWWH Stockholder an amount equal to 85% of the U.S. federal, state and Canadian income tax savings, if any, that Veritiv actually realized as a result of the utilization of Unisource's NOLs attributable to taxable periods prior to the date of the Merger. In January 2020, Veritiv paid $0.3 million in principal and interest to the UWWH Stockholder for the utilization of pre-merger NOLs in its 2018 federal and state tax returns. In December 2020, the Company and the UWWH Stockholder agreed to settle the TRA. The Company paid the UWWH Stockholder a total of $12.0 million in settlement of all past and future liabilities that would have been owed under the TRA and the parties agreed to a mutual release of claims under the TRA. See Note 10, Fair Value Measurements, for additional information related to the Company's TRA.

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

Transactions with Georgia-Pacific

Veritiv purchases certain inventory items from, and sells certain inventory items to, Georgia-Pacific in the normal course of business. The following table summarizes the financial impact of the transactions with Georgia-Pacific during the portion of 2020 when it was considered a related party:

Year Ended December 31,
(in millions)	2020
Sales to Georgia-Pacific, reflected in net sales	$19.7
Purchases of inventory from Georgia-Pacific, recognized in cost of products sold	55.6

9. EMPLOYEE BENEFIT PLANS

Prior to its divestiture in the second quarter of 2022, the Company sponsored various benefit plans covering certain of its Veritiv Canada, Inc. employees. The information and activity presented below for Canada are through the divestiture date. See Note 17, Divestitures, for information related to the Company's divestiture of Veritiv Canada, Inc.

Defined Contribution Plans

Veritiv sponsors qualified defined contribution plans covering its employees in the U.S., and prior to the Company's divestiture of its Canadian operations, its employees in Canada. The defined contribution plans allow eligible employees to contribute a portion of their eligible compensation (including salary and annual incentive plan bonus) to the plans and Veritiv makes matching contributions to participant accounts on a specified percentage of employee deferrals as determined by the provisions of each plan. During the years ended December 31, 2022, 2021 and 2020 Veritiv's contributions to these plans totaled $16.3 million, $16.2 million and $9.3 million, respectively. As part of the Company's cost-saving actions taken due to the COVID-19 pandemic, the Company's matching contributions for all salaried employees not covered by collective bargaining agreements were suspended effective May 1, 2020 and were resumed effective January 1, 2021.

Profit Sharing Plan

Effective January 1, 2022, the Company established a profit sharing plan covering certain U.S. employees who meet established plan eligibility criteria. Contributions to the plan are determined annually based on Veritiv's financial performance and disbursed in the fourth quarter of the year earned. The amount charged to selling and administrative expense for this plan in 2022 was $7.8 million.

Deferred Compensation Savings Plans

In conjunction with the Merger, Veritiv assumed responsibility for Unisource's legacy deferred compensation plans. In general, the payout terms varied for each employee agreement and are paid in monthly or annual installments ranging up to 15 years from the date of eligibility.

Effective January 1, 2015, the Company adopted the Veritiv Deferred Compensation Savings Plan which provides for the deferral of salaries, commissions or bonuses of eligible non-union employees and the deferral of cash and equity retainers for non-employee members of the Company's Board of Directors. Under this plan, eligible employees may elect to defer up to 85% of their base salary, commissions and annual incentive bonus. The amounts deferred are credited to notional investment accounts selected by participants. At the time a deferral election is made, participants elect to receive payout of the deferred amounts (a) in a future year or (b) upon termination of employment or termination of Board service in the form of a lump sum or equal annual installments ranging from two to ten years. Currently, Veritiv does not make matching contributions to this plan.

The liabilities associated with these U.S. plans are summarized in the table below.

	As of December 31,
(in millions)	2022	2021
Other accrued liabilities	$2.8	$4.0
Other non-current liabilities	16.5	19.3
Total liabilities	$19.3	$23.3

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

During the second quarter of 2022, the Company completed the sale of its Veritiv Canada, Inc. business. As a result of the sale, a pension settlement occurred, which required an interim remeasurement of Veritiv Canada, Inc.'s defined benefit pension plan obligations as of the date of the sale. The Company ultimately recognized a gain of $7.0 million on the settlement of the Veritiv Canada, Inc. defined benefit plans, which was included in other (income) expense, net on the

Consolidated Statement of Operations. See Note 17, Divestitures, for additional information regarding the Company's divestiture of Veritiv Canada, Inc.

Benefit Obligations and Funded Status

The following table provides information about Veritiv's U.S. and Canadian defined benefit pension plans and Supplemental Executive Retirement Plans ("SERP"):

	Year Ended December 31,
	2022		2021
(in millions)	U.S.	Canada(1)	U.S.	Canada
Accumulated benefit obligation, end of year	$53.6	$—	$68.0	$82.9

Change in projected benefit obligation:
Benefit obligation, beginning of year	$68.0	$87.8	$68.6	$95.3
Service cost	1.1	0.1	1.3	0.4
Interest cost	1.3	0.8	1.0	2.0
Actuarial (gain) loss	(13.6)	(17.7)	1.7	(5.7)
Benefits paid	(0.9)	(1.6)	(0.6)	(4.6)
Settlements	(2.3)	—	(4.0)	—
Divestitures(2)	—	(68.8)	—	—
Foreign exchange adjustments	—	(0.6)	—	0.4
Projected benefit obligation, end of year	$53.6	$—	$68.0	$87.8

Change in plan assets:
Plan assets, beginning of year	$65.0	$89.0	$63.4	$82.0
Employer contributions	0.0	0.1	0.0	0.3
Investment returns	(6.6)	(8.4)	6.9	11.1
Benefits paid	(0.9)	(1.6)	(0.6)	(4.6)
Administrative expenses paid	(1.5)	—	(0.7)	—
Settlements	(2.3)	—	(4.0)	—
Divestitures(2)	—	(78.4)	—	—
Foreign exchange adjustments	—	(0.7)	—	0.2
Plan assets, end of year	$53.7	$—	$65.0	$89.0
Funded status, end of year	$0.1	$—	$(3.0)	$1.2
(1) The amounts for Canada reflect activity through the divestiture date.
(2) The divestitures amounts are included in the calculation of the gain on the sale of the Veritiv Canada, Inc. business. See Note 17, Divestitures, for additional information related to the Company's business divestitures.

As of December 31, 2022, the U.S. Veritiv Pension Plan's benefit obligation was $43.6 million, the fair value of plan assets was $44.2 million and the plan was overfunded by $0.6 million. As of December 31, 2022, the Veritiv Hourly Pension Plan plus the SERP had a total projected benefit obligation of $10.0 million, which was equal to the accumulated benefit obligation, a total fair value of plan assets of $9.5 million and the plans were underfunded by a total of $0.5 million.

Balance Sheet Positions

	As of December 31,
	2022	2021
(in millions)	U.S.	U.S.	Canada

Non-current assets	$0.6	$—	$5.7
Other accrued liabilities	(0.1)	(0.1)	(0.2)
Defined benefit pension obligations	(0.4)	(2.9)	(4.3)
Net asset (liability) recognized	$0.1	$(3.0)	$1.2

Amounts included in AOCL - net actuarial (gain) loss, net of tax	$(3.9)	$(0.5)	$(0.5)

Net Periodic Cost

Total net periodic benefit cost (credit) associated with the defined benefit pension and SERP plans is summarized below:

	Year Ended December 31,
	2022		2021		2020
(in millions)	U.S.	Canada(1)	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$2.2	$0.1	$2.1	$0.4	$2.1	$0.4

Interest cost	$1.3	$0.8	$1.0	$2.0	$1.6	$2.4
Expected return on plan assets	(2.0)	(0.4)	(4.3)	(4.1)	(3.9)	(3.9)
Settlement (gain) loss	0.0	(7.0)	0.0	0.2	0.0	0.1
Amortization of net loss	—	0.0	—	0.2	0.0	0.2
Total other components	$(0.7)	$(6.6)	$(3.3)	$(1.7)	$(2.3)	$(1.2)
Net periodic benefit cost (credit)	$1.5	$(6.5)	$(1.2)	$(1.3)	$(0.2)	$(0.8)

Changes to funded status recognized in other comprehensive (income) loss:
Net (gain) loss during year, net of tax	$(3.4)	$0.5	$(0.7)	$(9.4)	$(0.5)	$3.4
(1) The amounts for Canada reflect activity through the divestiture date.
The components of net periodic benefit cost (credit) other than the service cost component are included in other (income) expense, net on the Consolidated Statements of Operations. Amounts are generally amortized from AOCL over the expected future working lifetime of active plan participants.

Fair Value of Plan Assets

U.S. pension plan assets are primarily invested in broad-based mutual funds and pooled funds comprised of U.S. and non-U.S. equities, U.S. and non-U.S. high-quality and high-yield fixed income securities, hedge fund-of-funds and short-term interest bearing securities or deposits.

The underlying Level 1 investments of the U.S. plan assets are valued using quoted prices in active markets. The Level 2 investments are primarily valued by each fund’s third-party administrator based upon the valuation of the underlying securities and instruments and primarily by applying a valuation methodology based on observable market data as appropriate depending on the specific type of security or instrument held. Prior to the settlement and disposition of the Veritiv Canada, Inc. defined benefit plans, the underlying investments of the Canada plans' assets in equity and fixed income securities were measured at fair value using the Net Asset Value ("NAV") provided by the administrator of the fund. In accordance with

ASU 2015-07, Fair Value Measurement (Topic 820), investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

The following tables present Veritiv's plan assets using the fair value hierarchy which is reconciled to the amounts presented for the total pension benefit plan assets:

	As of December 31, 2022			As of December 31, 2021
(in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Investments – U.S.:
Equity securities	$5.0	$5.0	$—	$3.3	$3.3	$—
Fixed income securities	23.8	23.8	—	31.5	31.5	—
Hedge Fund-of-Funds	0.9	—	0.9	4.2	—	4.2
Cash and short-term securities	24.0	24.0	—	26.0	26.0	—
Total	$53.7	$52.8	$0.9	$65.0	$60.8	$4.2

	As of December 31, 2021
(in millions)	Total	Level 1
Investments – Canada:
Cash and short-term securities	$0.7	$0.7
Investments measured at NAV:
Equity securities	61.9
Fixed income securities	26.4
Total	$89.0	$0.7

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

The weighted-average asset allocations of invested assets within Veritiv's defined benefit pension plans were as follows:

As of December 31, 2022		Asset Allocation Range
(in millions)	U.S.	U.S.
Equity securities	$5.0	5%	-	15%
Fixed income securities	23.8	40%	-	50%
Hedge Fund-of-Funds	0.9	0%	-	10%
Cash and short-term securities	24.0	40%	-	50%
Total	$53.7

As of December 31, 2021			Asset Allocation Range
(in millions)	U.S.	Canada	U.S.			Canada
Equity securities	$3.3	$61.9	0%	-	15%	50%	-	70%
Fixed income securities	31.5	26.4	45%	-	55%	30%	-	50%
Hedge Fund-of-Funds	4.2	—	0%	-	10%	—%	-	—%
Cash and short-term securities	26.0	0.7	35%	-	45%	0%	-	5%
Total	$65.0	$89.0

Veritiv's current U.S. investment objectives reflect a recent realignment of the investment strategy to better address the separate needs of the legacy plan and the newly established Veritiv Hourly Pension Plan. The investment objective of the assets remaining in the legacy Veritiv Pension Plan is primarily to reduce the effects of volatility on the fair value of pension assets relative to pension obligations by investing a majority of plan assets in high quality fixed income securities and cash equivalents in preparation for the currently intended plan termination. The investment objective of the assets that were moved to the Veritiv Hourly Pension Plan include maximizing long-term returns at acceptable risk levels, diversifying among asset classes, as applicable, and among investment managers as well as establishing certain risk parameters within asset classes. Total returns are compared to the weighted-average return of a benchmark mix of investments. Individual fund investments are compared to historical three year, five year and ten year returns achieved by funds with similar investment objectives. Investment performance is evaluated at least quarterly.

Assumptions

The determination of Veritiv's defined benefit obligations and pension expense is based on various assumptions, such as discount rates, expected long-term rates of return, rate of compensation increases, employee retirement patterns and payment selections, inflation and mortality rates.

Veritiv's weighted-average discount rates for its U.S. plans were determined by using cash flow matching techniques whereby the rates of yield curves, developed from U.S. corporate yield curves, were applied to the benefit obligations to determine the appropriate discount rate. Prior to the settlement and disposition of the Veritiv Canada, Inc. defined benefit plans, Veritiv's weighted-average discount rates for its Canadian plans were determined by using spot rates from yield curves, developed from high-quality bonds (rated AA or higher) by established rating agencies, matching the duration of the future expected benefit obligations.

Veritiv's weighted-average expected rate of return was developed based on several factors, including projected and historical rates of returns, investment allocations of pension plan assets and inflation expectations. Veritiv evaluates the expected rate of return assumptions on an annual basis.

The following table presents significant weighted-average assumptions used in computing the benefit obligations:

	As of December 31,
	2022	2021		2020
	U.S.	U.S.	Canada	U.S.	Canada
Discount rate	5.16%	2.54%	2.95%	2.15%	2.50%
Rate of compensation increases	N/A	N/A	3.00%	N/A	3.00%

The following table presents significant weighted-average assumptions used in computing net periodic benefit cost (credit):

	Year Ended December 31,
	2022		2021		2020
	U.S.	Canada(1)	U.S.	Canada	U.S.	Canada
Discount rate	2.53%	4.60%	2.13%	2.50%	2.98%	3.10%
Rate of compensation increases	N/A	3.00%	N/A	3.00%	N/A	3.00%
Expected long-term rate of return on assets	3.37%	5.00%	7.15%	5.00%	7.15%	5.25%
Interest crediting rate	2.11%	N/A	1.43%	N/A	2.73%	N/A
(1) The rates for Canada are for the period through the divestiture date.

Cash Flows

Veritiv expects to contribute $0.1 million to its U.S. defined benefit pension and SERP plans during 2023. Future benefit payments under the defined benefit pension and SERP plans are estimated as follows, and include an estimated payment of $43.6 million in 2023 to terminate and settle the U.S. Veritiv Pension Plan:

(in millions)	U.S.
2023	$43.9
2024	0.3
2025	0.4
2026	0.5
2027	0.6
2028 – 2032	3.9

MEPPs

Veritiv's contributions to MEPPs, excluding the payment of any withdrawal liabilities, were $1.3 million, $1.7 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. It is reasonably possible that changes to Veritiv employees covered under these plans might result in additional contribution obligations. Any such obligations would be governed by the specific agreement between Veritiv and any such plan. Veritiv's contributions did not represent more than 5% of total contributions to any MEPPs for the plan years in which Forms 5500 were available. At the date these Consolidated Financial Statements were issued, Forms 5500 were not available for the plan year ended in 2022.

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

The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability when exiting a MEPP. Final charges for MEPP withdrawals are not known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. Charges not related to the Company's restructuring efforts are recorded as distribution expenses on the Consolidated Statements of Operations. Initial amounts are recorded as other non-current liabilities on the Consolidated Balance Sheets.

See the table below for a summary of the net withdrawal charges and the year-end balance sheet liability positions:

		Year Ended December 31,
(in millions)		Distribution expenses
2022		$4.9
2021		0.5
2020		7.2

	As of December 31,
(in millions)	Other accrued liabilities	Other non-current liabilities
2022	$1.8	$44.5
2021	1.8	41.4

Teamsters Pension Trust Fund of Philadelphia and Vicinity

During the fourth quarter of 2022, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a complete withdrawal from the Teamsters Pension Trust Fund of Philadelphia and Vicinity to take effect on December 31, 2024, and recognized an estimated complete withdrawal liability of $4.9 million as of December 31, 2022. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity. As of December 31, 2022, the Company has not yet received the determination letter for the complete withdrawal from the Teamsters Pension Trust Fund of Philadelphia and Vicinity. The Company expects that payments will occur over an approximate 19-year period.

Minneapolis Food Distributors Ind Pension Plan

During the fourth quarter of 2021, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a complete withdrawal from the Minneapolis Food Distributors Ind Pension Plan to take effect on July 31, 2022 and recognized an estimated complete withdrawal liability of $0.5 million as of December 31, 2021. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity. As of December 31, 2022, the Company has not yet received the determination letter for the complete withdrawal from the Minneapolis Food Distributors Ind Pension Plan. The Company expects that payments will occur over an approximate three-year period.

Western Pennsylvania Teamsters and Employers Pension Fund

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund"), a MEPP related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million in distribution expenses as it was not related to a restructuring activity. During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Fund and recognized an estimated partial withdrawal liability of $6.5 million. As of December 31, 2022, the Company has not yet received the determination letters for the full and partial withdrawals from the Western Pennsylvania Fund. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively.

Veritiv's participation in the MEPPs for the year ended December 31, 2022, is outlined in the table below. The "EIN" and "Pension Plan Number" columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The Pension Protection Act zone listed below is based on the latest information Veritiv received from the plan and is certified by the plan's actuary. Plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. There were no changes in the status of any zones based on the information provided to Veritiv during 2022. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s). Contributions in the table below, for the years ended December 31, 2022, 2021 and 2020, exclude $1.8 million, $1.8 million and $1.9 million, respectively, related to payments made for accrued withdrawal liabilities.

Pension Fund	EIN	Pension Plan Number	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented	Veritiv's Contributions			Surcharge Imposed	Expiration Date(s) of Collective Bargaining Agreement(s)
					2022	2021	2020
Western Conference of Teamsters Pension Trust Fund (1)	91-6145047	001	Green	No	$0.9	$0.9	$1.1	No	7/31/2023 - 12/31/2025
Teamsters Pension Plan of Philadelphia & Vicinity	23-1511735	001	Yellow	Implemented	0.3	0.4	0.4	Yes	Complete exit on December 31, 2024
Western Pennsylvania Teamsters and Employers Pension Plan	25-6029946	001	Red	Implemented	—	—	0.1	Yes	Partial exit during 2019; complete exit during 2020
Contributions for individually significant plans					1.2	1.3	1.6
Contributions to other multi-employer plans					0.1	0.4	0.4
Total contributions					$1.3	$1.7	$2.0
(1) As of December 31, 2022, there were seven collective bargaining units participating in the Western Conference of Teamsters Pension Trust. As of December 31, 2022, none were then in negotiations.

10. FAIR VALUE MEASUREMENTS

At December 31, 2022 and 2021, the carrying amounts of cash and cash equivalents, receivables, payables, other components of other current assets and other accrued liabilities, and the short-term debt associated with the commercial card program approximate their fair values due to the short maturity of these items. Cash and cash equivalents may include highly-liquid, unrestricted investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash.

Debt and Other Obligations

Borrowings under the ABL Facility are at variable market interest rates, and accordingly, the carrying amount approximates fair value, which is a Level 2 measurement. The Company's one interest rate cap agreement, which was related to the ABL Facility, expired on September 13, 2022. Prior to its expiration, the fair value of the interest rate cap was derived from a discounted cash flow analysis based on the terms of the agreement and Level 2 data for the forward interest rate curve adjusted for the Company's credit risk and was not significant for the periods presented in this report. See Note 6, Debt, for additional information related to the Company's ABL Facility and other obligations.

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

As a result of the announced sale of Veritiv Canada, Inc. in the first quarter of 2022, which the Company concluded represented a triggering event, the Company reviewed its goodwill and other intangible assets for possible impairment indicators. Utilizing Level 3 data, the Company allocated $3.3 million of its goodwill balance and $2.6 million of its other intangibles, net asset balance to the divested Canadian business. The fair value analyses used in the impairment assessments for the retained goodwill and other intangibles, net asset also relied upon Level 3 data. Management determined that the carrying values of the goodwill and other intangibles, net asset for both the Veritiv Canada, Inc. business and the remaining Veritiv business were not impaired. See Note 17, Divestitures, for additional information related to the Company's divestiture of Veritiv Canada, Inc.

The Company performed a quantitative goodwill impairment test during the fourth quarter of 2022 and 2021, which required a determination of whether the fair value of the reporting unit was less than its carrying value. The determination of the reporting unit's fair value was based on an income approach that utilized discounted cash flows and required management to make significant assumptions and estimates related to the forecasts of future revenues, profit margins and discount rates. The principal assumptions utilized, all of which are considered Level 3 inputs under the fair value hierarchy, are subject to various risks and uncertainties. As a result of the respective quantitative goodwill impairment tests, no goodwill impairment was indicated or recorded. The continuing impact of the COVID-19 pandemic on estimated future cash flows is uncertain and will largely depend on the outcome of future events. The Company will perform additional goodwill impairment testing when indicators are present or changes in circumstances suggest the carrying amount of the asset may not be recoverable and a triggering event has occurred.

See Note 5, Goodwill and Other Intangible Assets, for additional information related to the Company's goodwill and other intangible assets.

Other Assets

At December 31, 2022 and 2021, the Company had assets-held-for-sale of none and $1.2 million, respectively. These assets are included, at the lower of their carrying value or fair value, in other current assets on the Consolidated Balance Sheets.

The Company has on occasion recognized minor impairments when warranted as part of its normal review of long-lived assets. Based on the underlying nature of each item, these impairment charges may be reported as restructuring charges, net or selling and administrative expenses on the Consolidated Statements of Operations. Total long-lived asset impairments for the years ended December 31, 2022, 2021 and 2020 were none, $0.5 million and $0.5 million respectively.

At December 31, 2022 and 2021, a portion of the pension plan assets were comprised of mutual funds and pooled funds. The underlying investments of these funds were valued using either quoted prices in active markets or valued as of the most recent trade date. See Note 9, Employee Benefits Plans, for additional information related to the Company's pension plans.

TRA Contingent Liability

At the time of the Merger, the Company recorded a $59.4 million contingent liability associated with the TRA at fair value using a discounted cash flow model that reflected management's expectations about probability of payment. The contingent liability was remeasured at fair value at each reporting period-end with the change in fair value recognized in other (income) expense, net on the Consolidated Statements of Operations. In December 2020, the Company and the UWWH Stockholder agreed to settle the TRA. The Company paid the UWWH Stockholder a total of $12.0 million in settlement of all past and future liabilities that would have been owed under the TRA and the parties agreed to a mutual release of claims under the TRA. As a result of the settlement, the Company recognized a favorable fair value adjustment of $20.1 million in other (income) expense, net in the fourth quarter of 2020. See Note 8, Related Party Transactions, for additional information related to the Company's TRA.

All American Containers ("AAC") Contingent Consideration

On August 31, 2017 (the "Acquisition Date"), Veritiv completed its acquisition of 100% of the equity interests in various AAC entities. The purchase price allocation for the acquisition of AAC included $22.2 million for the estimated fair value of contingent consideration. The maximum amount payable for the contingent consideration was $50.0 million, with up to $25.0 million payable at each of the first and second anniversaries of the Acquisition Date. During the first quarter of 2020, the Company recognized a final charge of $1.0 million and on March 19, 2020, the Company paid an additional $3.5 million to the sellers of AAC in full satisfaction of the contingent liability.

11. SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Other Current Assets

The components of other current assets as of December 31 were as follows:

(in millions)	2022	2021
Rebates receivable	$51.0	$59.3
Prepaid expenses	32.4	44.2
Vendor deposits	11.0	8.2
Value Added Tax receivable	6.4	11.9
Other	2.9	9.1
Other current assets	$103.7	$132.7

Other Non-Current Assets

The components of other non-current assets as of December 31 were as follows:

(in millions)	2022	2021
Operating lease right-of-use assets	$304.3	$375.6
Cloud computing arrangements	17.3	0.3
Investments in real estate joint ventures	8.3	7.7
Deferred financing costs	5.6	7.3
Other	7.9	17.5
Other non-current assets	$343.4	$408.4

Accrued Payroll and Benefits

The components of accrued payroll and benefits as of December 31 were as follows:

(in millions)	2022	2021
Accrued incentive plans	$57.0	$60.1
Accrued payroll and related taxes	15.8	28.7
Accrued commissions	15.7	17.9
Accrued cash-based long-term incentive awards, current portion	15.2	—
Other	2.5	3.3
Accrued payroll and benefits	$106.2	$110.0

Other Accrued Liabilities

The components of other accrued liabilities as of December 31 were as follows:

(in millions)	2022	2021
Operating lease obligations - current	$67.9	$80.2
Accrued customer incentives	19.5	23.5
Accrued taxes	12.7	17.8
Accrued professional fees	12.6	5.4
Accrued freight	5.8	12.3
Other	35.6	46.5
Other accrued liabilities	$154.1	$185.7

Other Non-Current Liabilities

The components of other non-current liabilities as of December 31 were as follows:

(in millions)	2022	2021
Operating lease obligations - non-current	$266.0	$329.3
MEPP withdrawals	44.5	41.4
Deferred compensation	16.5	19.3
Accrued cash-based long-term incentive awards, non-current portion	7.1	16.6
Other	7.6	15.5
Other non-current liabilities	$341.7	$422.1

12. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for Veritiv common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the respective periods. Diluted earnings per share is similarly calculated, except that the denominator is increased to include the number of additional common shares that would have been outstanding during those periods if the dilutive potential common shares had been issued, using the treasury stock method, except where the inclusion of such common shares would have an antidilutive impact. See Note 14, Long-Term Incentive Compensation Plans, for additional information related to shares issued under the Company's long-term incentive compensation plans.

A summary of the numerators and denominators used in the basic and diluted earnings (loss) per share calculations is as follows:

	Year Ended December 31,
(in millions, except per share data)	2022	2021	2020

Numerator:
Net income (loss)	$337.9	$144.6	$34.2

Denominator:
Weighted-average shares outstanding – basic	14.17	15.22	15.96
Dilutive effect of stock-based awards	0.34	0.83	0.52
Weighted-average shares outstanding – diluted	14.51	16.05	16.48

Earnings (loss) per share:
Basic	$23.85	$9.50	$2.14
Diluted	$23.29	$9.01	$2.08

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	0.07	0.00	0.28
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.00	0.00	0.08

13. SHAREHOLDERS' EQUITY

Common Stock

Shares Authorized and Outstanding: At December 31, 2022 and 2021, the Company had authorized 100.0 million shares of common stock with a par value of $0.01.

Dividends: Each holder of common stock shall be entitled to participate equally in all dividends payable with respect to the common stock. On November 7, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share of common stock, payable on December 19, 2022 to shareholders of record at the close of business on November 18, 2022. The dividend resulted in a payout of approximately $8.5 million, which is reported as dividends paid to shareholders on the Consolidated Statements of Cash Flows. On February 27, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share of common stock, payable on March 31, 2023 to shareholders of record at the close of business on March 9, 2023.

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

Preferred Stock

Subject to the provisions of the Amended and Restated Certificate of Incorporation, the Board of Directors of Veritiv is authorized to provide for the issuance of up to 10.0 million shares of preferred stock in one or more series. The Board of Directors may fix the number of shares constituting any series and determine the designation of the series, the dividend rates, rights of priority of dividend payment, the voting powers (if any) of the shares of the series, and the preferences and relative participating, optional and other rights, if any, and any qualifications, limitations or restrictions, applicable to the shares of such series. No preferred stock was issued and outstanding as of December 31, 2022 and 2021.

Treasury Stock - Share Repurchase Programs

On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"). The 2022 Share Repurchase Program authorizes the Company, from time to time, to purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, tender offers or otherwise, including Rule 10b5-1 trading plans, in accordance with all applicable securities laws and regulations. The timing and method of any repurchases, which depend on a variety of market factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors. This authorization may be suspended, terminated, increased or decreased by the Board of Directors at any time. During the year ended December 31, 2022, the Company completed its repurchases under the 2022 Share Repurchase Program by repurchasing 1,564,420 shares of its common stock at a cost of $200 million, reaching the program's authorized repurchase limit.

On March 3, 2021, Veritiv announced that its Board of Directors authorized a $50 million share repurchase program, which was increased to $100 million in May 2021 (collectively the "2021 Share Repurchase Program"). The 2021 Share Repurchase Program replaced the $25 million share repurchase authorization previously approved by the Board of Directors in March 2020 (the "2020 Share Repurchase Program"). During the year ended December 31, 2021, the Company completed its repurchases under the 2021 Share Repurchase Program by repurchasing 1,734,810 shares of its common stock at a cost of $100 million, reaching the program's authorized repurchase limit.

During the first quarter of 2020, the Company repurchased 383,972 shares of its common stock at a cost of $3.5 million under its 2020 Share Repurchase Program, prior to its suspension as of March 27, 2020.

Veritiv Omnibus Incentive Plan

In accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units ("RSUs"), Performance Share Units ("PSUs"), Market Condition Performance Share Units ("MCPSUs") and/or non-employee director grants (grants not deferred) vested during those periods. The net share issuance is included on the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2022, 2021 and 2020. The related cash flow impacts are included in financing activities on the Consolidated Statements of Cash Flows.

See the table below for information related to these transactions:

	Year Ended December 31,
(in millions)	2022	2021	2020
Shares issued	0.7	0.6	0.3
Shares recovered for minimum tax withholding	(0.2)	(0.2)	(0.1)
Net shares issued	0.5	0.4	0.2

Accumulated Other Comprehensive Loss (AOCL)

Comprehensive income (loss) is reported on the Consolidated Statements of Comprehensive Income (Loss) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income (loss).

The following table provides the components of AOCL (amounts are shown net of their related income tax effect, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2020	$(24.2)	$(9.1)	$(0.2)	$(33.5)
Unrealized net gains (losses) arising during the period	(1.2)	10.1	0.0	8.9
Amounts reclassified from AOCL	0.2	0.0	0.1	0.3
Net current period other comprehensive income (loss)	(1.0)	10.1	0.1	9.2
Balance at December 31, 2021	(25.2)	1.0	(0.1)	(24.3)
Unrealized net gains (losses) arising during the period	(1.0)	9.9	0.1	9.0
Amounts reclassified from AOCL	9.6	(7.0)	—	2.6
Net current period other comprehensive income (loss)	8.6	2.9	0.1	11.6
Balance at December 31, 2022	$(16.6)	$3.9	$—	$(12.7)

14. LONG-TERM INCENTIVE COMPENSATION PLANS

Veritiv Omnibus Incentive Plan

The 2014 Plan provides for the grant of stock, Deferred Share Units ("DSUs"), RSUs, PSUs, Market Condition Performance Share Units and cash-based Performance-Based Units ("PBUs"), among other awards. A total of 3.1 million shares of Veritiv common stock may be issued under the 2014 Plan subject to certain adjustment provisions. As of December 31, 2022, there were approximately 1.1 million shares available to be granted to any employee, director or consultant of Veritiv or a subsidiary of Veritiv. Grants are made at the discretion of the Compensation and Leadership Development Committee of the Company's Board of Directors. For awards granted in 2021 and 2020, the Compensation and Leadership Development Committee approved cash-based grants in lieu of equity-based PSU and MCPSU grants.

Stock

The Company made grants of common stock in 2022, 2021 and 2020 to its non-employee directors. The stock grants were fully vested and non-forfeitable as of the grant dates. The non-employee directors were eligible to defer receipt of the awards under the Veritiv Deferred Compensation Savings Plan, a nonqualified plan. The Company recognized $1.1 million, $1.1 million and $1.0 million in selling and administrative expenses related to these grants for the years ended December 31, 2022, 2021 and 2020, respectively.

Deferred Share Units

The Company granted DSUs in 2016, 2015 and 2014 to its non-employee directors. Each DSU is the economical equivalent of one share of Veritiv's common stock. The DSUs were fully vested and non-forfeitable as of the grant date and are payable following the individual's separation of service as a Veritiv director. The DSUs granted in 2015 and 2014 are payable in cash and the DSUs granted in 2016 are settled in stock. The cash-settled DSUs are classified as a non-current liability and are remeasured at each reporting date, with a corresponding adjustment to compensation expense. At December 31, 2022 there were approximately 25,900 DSUs outstanding with a fair value of $2.4 million. At December 31, 2021, there were approximately 34,600 DSUs outstanding with a fair value of $3.2 million. The Company recognized impacts of $0.1 million, $2.1 million and $0.0 million in selling and administrative expenses related to these grants for the years ended December 31, 2022, 2021 and 2020, respectively.

Restricted Stock Units

RSUs are awarded to key employees annually. RSUs granted prior to 2020 typically cliff vest at the end of three years, subject to continued service. RSUs granted in 2022, 2021 and 2020 typically vest over four years, with 25% vesting on each of the first, second, third and fourth anniversaries of the grant date, subject to continued service. The fair value of the RSU awards is based typically on either the closing price of Veritiv common stock on the grant date or the closing price on the trading date immediately prior to the grant date if the grant date is not a trading date. Compensation expense for RSUs granted prior to 2020 is recognized ratably from the grant date to the vesting date. Compensation expense for RSUs granted in 2022, 2021 and 2020 is recognized ratably over the requisite service period for the entire award, which is four years. The total fair value of RSUs that vested during 2022, 2021 and 2020 was $3.7 million, $7.2 million and $4.3 million, respectively.

A summary of activity related to non-vested RSUs is presented below:

	2022		2021		2020
(units in thousands)	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at beginning of year	456	$19.91	556	$22.59	369	$32.00
Granted	93	$118.02	243	$19.79	352	$18.59
Vested	(170)	$21.87	(288)	$24.93	(99)	$43.48
Forfeited	(32)	$35.98	(55)	$20.24	(66)	$22.69
Non-vested at end of year	347	$43.69	456	$19.91	556	$22.59

Performance Share Units

PSUs granted prior to 2020 were awarded to key employees annually and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The PSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of PSUs. The PSUs are divided into three tranches, and each tranche is earned based on the achievement of an annual Adjusted EBITDA target which is set at the beginning of each of the three years in the vesting period. The Company defines Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring charges, net, integration and acquisition expenses and other similar charges including any severance costs, costs associated with warehouse and office openings or closings, consolidation, and relocation and other business optimization expenses, stock-based compensation expense, changes in the LIFO reserve, non-restructuring asset impairment charges, non-restructuring severance charges, non-restructuring pension charges (benefits), fair value adjustments related to contingent liabilities assumed in mergers and acquisitions and certain other adjustments. Compensation expense for each tranche is recognized ratably from the date the fair value is measured to the vesting date for the number of awards expected to vest. The total fair value of PSUs granted prior to 2020 that vested during 2022, 2021 and 2020 was $8.3 million, $5.9 million and $3.6 million, respectively. Cash-based PBUs were granted in 2021 and 2020 in lieu of equity-based PSUs.

In 2022, the Company resumed awarding equity-based PSUs to key employees annually based on a three-year cliff vesting period. For the 2022 grants, 50% percent of the PSUs vest based on the achievement of Packaging Gross Profit Dollar Growth targets, which were set at the beginning of 2022. Packaging Gross Profit Dollar Growth is defined as: net sales for the Packaging reportable segment less the cost of product sold, excluding the impact of LIFO inventory accounting and certain other adjustments. The remaining 50% of the PSUs vest based on the achievement of Return on Invested Capital targets, which were set at the beginning of 2022. Return on Invested Capital is defined as: (Net Operating Profit) divided by (the sum of net working capital and property and equipment). Net Operating Profit is defined as: (Adjusted EBITDA less depreciation and amortization) times (1 minus the standard tax rate). The standard tax rate used in 2022 was 26%. The maximum PSU payout based on the achievement of Packaging Gross Profit Dollar Growth and Return on Invested Capital targets is 180% of the target values. The PSUs are then subject to an adjustment of 20 percentage points (increase or decrease) based on the Company’s total shareholder return ("TSR") relative to the TSR of an applicable peer group. The maximum total payout that can be earned, including the 20% relative TSR modifier, is 200% of the target value. Compensation expense is recognized ratably from the grant date to the vesting date for the number of awards expected to vest. No PSUs granted in 2022 vested during 2022.

A summary of activity related to non-vested PSUs is presented below:

	2022		2021		2020
(units in thousands)	Number of PSUs	Weighted-Average Grant Date Fair Value Per Share	Number of PSUs	Weighted-Average Grant Date Fair Value Per Share	Number of PSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at beginning of year	280	$21.79	587	$23.06	645	$25.10
Granted (1)	77	$122.44	—	$—	—	$—
Shares gained (lost) based on actual performance (2) (3)	117	$20.88	(31)	$23.60	183	$19.67
Vested	(397)	$20.88	(249)	$23.60	(102)	$35.70
Forfeited	(7)	$122.57	(27)	$21.95	(139)	$28.26
Non-vested at end of year	70	$122.43	280	$21.79	587	$23.06
(1) The per share value for the 2022 grants represents the weighted-average grant date fair value for the 2022 Packaging Gross Profit Dollar Growth and Return on Invested Capital awards.
(2) Shares gained (lost) based on actual performance are reflected in the year of vesting. The current year amount may include adjustments for prior years' activity.
(3) The per share value for shares gained (lost) based on actual performance in 2022 represents the weighted-average grant date fair value for the shares vesting in that year.

Market Condition Performance Share Units

MCPSUs granted prior to 2020 were awarded to key employees annually and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The MCPSU award represents the contingent right to receive a number of shares equal to a portion, all or a multiple (not to exceed 200%) of the target number of MCPSUs. The MCPSUs are divided into three tranches and each tranche is earned based on the achievement of a TSR target relative to the TSR of an applicable peer group over the one-, two- and three-year cumulative periods in the vesting period. The weighted-average grant date fair value of the MCPSUs is determined using a Monte Carlo simulation model. No MCPSUs were granted in 2022, 2021 and 2020. The expected volatility rate is based on the historical volatility over the most recent period equal to the vesting period. The risk-free interest rate is based on the yield on U.S. Treasury securities matching the vesting period. Compensation expense is recognized ratably from the grant date to the vesting date. The total fair value of MCPSUs that vested during 2022, 2021 and 2020 was $4.1 million, $3.3 million and $0.0 million, respectively. None of the 2017 MCPSUs vested in 2020, due to the cumulative TSR performance resulting in a 0% of target final payout. Cash-based PBUs were granted in 2021 and 2020 in lieu of equity-based MCPSUs.

A summary of activity related to non-vested MCPSUs is presented below:

	2022		2021		2020
(units in thousands)	Number of MCPSUs	Weighted-Average Grant Date Fair Value Per Share	Number of MCPSUs	Weighted-Average Grant Date Fair Value Per Share	Number of MCPSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested at beginning of year	168	$31.51	20	$34.35	274	$40.81
Granted	—	$—	—	$—	—	$—
Shares gained (lost) based on actual performance (1)(2)	(38)	$31.52	250	$37.79	(110)	$34.35
Vested	(130)	$31.52	(86)	$37.79	—	$—
Forfeited/cancelled	—	$—	(16)	$31.95	(144)	$58.89
Non-vested at end of year	—	$—	168	$31.51	20	$34.35
(1) Shares gained (lost) based on actual performance are reflected in the year of vesting. The current year amount may include adjustments for prior years' activity.
(2) The per share value for shares gained (lost) based on actual performance in 2022 represents the weighted-average grant date fair value for the shares vesting in that year.

Performance-Based Units (cash-based)

In 2021 and 2020, PBUs valued at $1.00 per unit and payable in cash, were awarded to key employees and cliff vest at the end of three years, subject to continued service and the attainment of performance conditions. The PBUs represent the contingent right to receive a cash payment of performance units equal to a portion, all or a multiple (not to exceed 200%) of the target value. Fifty percent of the PBUs vest based on the achievement of Packaging Gross Profit Dollar Growth targets, which were set at the beginning of 2021 and 2020. Packaging Gross Profit Dollar Growth is defined as: net sales for the Packaging reportable segment less the cost of product sold, excluding the impact of LIFO inventory accounting and certain other adjustments. The remaining 50% of the PBUs vest based on the achievement of Return on Invested Capital targets, which were set at the beginning of 2021 and 2020. Return on Invested Capital is defined as: (Net Operating Profit) divided by (the sum of net working capital and property and equipment). Net Operating Profit is defined as: (Adjusted EBITDA less depreciation and amortization) times (1 minus the standard tax rate). The standard tax rate used in 2022, 2021 and 2020 was 26%. The maximum PBU payout based on the achievement of Packaging Gross Profit Dollar Growth and Return on Invested Capital targets is 180% of the target values. The PBUs are then subject to an adjustment of 20 percentage points (increase or decrease) based on the Company’s TSR relative to the TSR of an applicable peer group. The maximum total payout that can be earned, including the 20% relative TSR modifier, is 200% of the target value. The PBUs are remeasured at each reporting date and are classified on the Consolidated Balance Sheets as either accrued payroll and benefits (for the current portion) or other non-current liabilities (for the non-current portion). Compensation expense is recognized ratably from the grant date to the vesting date for the number of awards expected to vest. The Company did not issue any PBUs in 2022.

A summary of activity related to non-vested PBUs is presented below:

	2022		2021		2020
(units in thousands)	Number of PBUs	Grant Date Fair Value Per Share	Number of PBUs	Grant Date Fair Value Per Share	Number of PBUs	Grant Date Fair Value Per Share
Non-vested at beginning of year	17,984	$1.00	11,613	$1.00	—	$—
Granted	—	$—	9,408	$1.00	11,863	$1.00
PBUs gained (lost) based on actual performance (1)	—	$—	(1,057)	$1.00	1,056	$1.00
Vested	—	$—	(20)	$1.00	—	$—
Forfeited/cancelled	(1,896)	$1.00	(1,960)	$1.00	(1,306)	$1.00
Non-vested at end of year	16,088	$1.00	17,984	$1.00	11,613	$1.00
(1) Shares gained (lost) based on actual performance are reflected in the year of vesting. The current year amount may include adjustments for prior years' activity.

The following table summarizes the Company's stock-based and cash-based long-term incentive compensation expense and the related income tax benefits:

	Year Ended December 31,
(in millions)	2022	2021	2020
Stock-based long-term incentive compensation expense	$9.5	$7.4	$17.7
Cash-based long-term incentive compensation expense	5.1	10.8	6.5
Income tax benefit - stock-based long-term incentive compensation expense	2.4	1.9	4.6
Income tax benefit - cash-based long-term incentive compensation expense	1.3	2.8	1.7

As of December 31, 2022, total unrecognized long-term incentive compensation expense was $23.6 million and is expected to be recognized over a weighted-average period of approximately 2.0 years.

Impact of Dividends on Grant Date Fair Value

The Company’s stock-settled RSUs and PSUs are entitled to dividends on the underlying shares only upon vesting. All stock-settled RSUs and PSUs granted after the Company’s dividend policy was instituted in November 2022 will be measured by reducing the grant date fair value per share by the present value of dividends expected to be paid on outstanding Veritiv common stock during the requisite service period, discounted at the appropriate risk-free interest rate. The fair value of awards granted in 2022 or earlier was not impacted by this dividend policy.

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

MEPPs

The Company records an estimated undiscounted charge when it becomes probable that it has incurred a withdrawal liability when exiting a MEPP. Final charges for MEPP withdrawals are not known until the plans issue their respective determinations. As a result, these estimates may increase or decrease depending upon the final determinations. Charges not related to the Company's restructuring efforts are recorded as distribution expenses on the Consolidated Statements of Operations. Initial amounts are recorded as other non-current liabilities on the Consolidated Balance Sheets.

Teamsters Pension Trust Fund of Philadelphia and Vicinity

During the fourth quarter of 2022, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a complete withdrawal from the Teamsters Pension Trust Fund of Philadelphia and Vicinity to take effect on December 31, 2024, and recognized an estimated complete withdrawal liability of $4.9 million as of December 31, 2022. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity. As of December 31, 2022, the Company has not yet received the determination letter for the complete withdrawal from the Teamsters Pension Trust Fund of Philadelphia and Vicinity. The Company expects that payments will occur over an approximate 19-year period.

Minneapolis Food Distributors Ind Pension Plan

During the fourth quarter of 2021, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a complete withdrawal from the Minneapolis Food Distributors Ind Pension Plan to take effect on July 31, 2022, and recognized an estimated complete withdrawal liability of $0.5 million as of December 31, 2021, which was unchanged as of December 31, 2022. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity. As of December 31, 2022, the Company has not yet received the determination letter for the complete withdrawal from the Minneapolis Food Distributors Ind Pension Plan. The Company expects that payments will occur over an approximate three-year period.

Western Pennsylvania Teamsters and Employers Pension Fund

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Fund, a MEPP related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million, which was unchanged as of December 31, 2022. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity.

During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Fund and recognized an estimated partial withdrawal liability of $6.5 million, which was unchanged as of December 31, 2022.

As of December 31, 2022, the Company has not yet received the determination letters for the full and partial withdrawals from the Western Pennsylvania Fund. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively.

16. SEGMENT AND OTHER INFORMATION

Veritiv's business is organized under three reportable segments: Packaging, Facility Solutions and Print Solutions. See Note 1, Business and Summary of Significant Accounting Policies, for information related to the formation of the Company's Print Solutions reportable segment. See Note 2, Revenue Recognition and Credit Losses, for descriptions of the Company's reportable segments and Corporate & Other.

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

(in millions)	Packaging	Facility Solutions	Print Solutions	Total Reportable Segments	Corporate & Other	Total
Year Ended December 31, 2022
Net sales	$3,908.5	$780.6	$2,378.8	$7,067.9	$78.4	$7,146.3
Adjusted EBITDA	415.9	60.7	239.6	716.2	(198.3)
Depreciation and amortization	22.9	5.2	4.3	32.4	13.2	45.6
Restructuring charges, net	1.4	0.3	0.3	2.0	0.0	2.0
Total assets, end of period	1,286.3	173.4	545.4	2,005.1	84.5	2,089.6
Year Ended December 31, 2021
Net sales	$3,760.4	$894.0	$2,080.8	$6,735.2	$115.3	$6,850.5
Adjusted EBITDA	393.5	52.7	114.7	560.9	(218.3)
Depreciation and amortization	24.5	7.5	6.3	38.3	16.9	55.2
Restructuring charges, net	8.8	1.7	3.3	13.8	1.6	15.4
Total assets, end of period	1,482.6	280.6	546.7	2,309.9	128.5	2,438.4
Year Ended December 31, 2020
Net sales	$3,316.7	$922.3	$2,001.7	$6,240.7	$104.9	$6,345.6
Adjusted EBITDA	300.0	41.6	46.5	388.1	(200.5)
Depreciation and amortization	22.5	7.9	7.8	38.2	19.5	57.7
Restructuring charges, net	16.0	5.1	23.8	44.9	7.3	52.2
Total assets, end of period	1,332.9	314.7	528.9	2,176.5	158.5	2,335.0

The table below presents a reconciliation of net income (loss) as reflected on the Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income (loss)	$337.9	$144.6	$34.2
Interest expense, net	17.7	17.2	25.1
Income tax expense (benefit)	94.0	52.9	8.8
Depreciation and amortization	45.6	55.2	57.7
Restructuring charges, net	2.0	15.4	52.2
Gain on sale of businesses	(29.7)	(3.1)	—
Facility closure charges, including (gain) loss from asset disposition	0.0	0.1	(3.7)
Stock-based compensation	9.5	7.4	17.7
LIFO reserve (decrease) increase	32.1	43.6	(1.5)
Non-restructuring severance charges	4.3	7.8	4.1
Non-restructuring pension charges (benefits)	(2.1)	0.5	7.2
Fair value adjustment on TRA contingent liability	—	—	(19.1)
Fair value adjustment on contingent consideration liability	—	—	1.0
Escheat audit contingent liability	—	—	(0.2)
Other	6.6	1.0	4.1
Adjustment for Corporate & Other	198.3	218.3	200.5
Adjusted EBITDA for reportable segments	$716.2	$560.9	$388.1

The following table presents net sales as well as property and equipment and operating lease ROU assets, which are shown net of accumulated depreciation and or accumulated amortization, by geographic area:

	Net Sales			Property and Equipment		Operating Lease ROU Assets
	Year Ended December 31,			As of December 31,		As of December 31,
(in millions)	2022	2021	2020	2022	2021	2022	2021
U.S.	$6,679.7	$5,919.2	$5,521.8	$122.0	$120.1	$294.3	$321.7
Canada	260.0	722.3	650.9	—	38.7	—	43.5
Rest of world	206.6	209.0	172.9	5.5	4.1	10.0	10.4
Total	$7,146.3	$6,850.5	$6,345.6	$127.5	$162.9	$304.3	$375.6

No single customer accounted for more than 5% of net sales for the years ended December 31, 2022, 2021 and 2020. During the year ended December 31, 2022, approximately 29% of the Company's purchases were made from ten suppliers.

In February 2021, a Veritiv warehouse incurred significant damage as a result of a severe weather event, which included damage to the building structure and contents, as well as a loss of inventory. The total amount of the incurred loss and restoration cost is currently estimated to be approximately $13 million, the majority of which is expected to be covered by the Company's various insurance policies. From the date of the incident, a total net benefit of $2.9 million has been recognized in selling and administrative expenses on the Consolidated Statements of Operations, of which $3.2 million was recognized in 2022. During the year ended December 31, 2022, the Company received $3.2 million in reimbursement related to the structural damage, which is reported as proceeds from insurance related to property and equipment on the Consolidated Statements of Cash Flows. Insurance proceeds not related to the structural damage are reported as cash flows from operating activities.

17. DIVESTITURES

Logistics solutions business

On September 1, 2022, the Company sold its logistics solutions business, which provided transportation and warehousing solutions to customers in the U.S., to FitzMark, LLC for a purchase price of $19 million in cash payable at closing, subject to certain customary adjustments. The Company recognized a pre-tax gain of approximately $11.0 million, which is included in gain on sale of businesses on the Consolidated Statements of Operations. The Company received net cash proceeds of approximately $18.0 million, reflecting the purchase price adjusted for working capital and transaction fees. The net cash proceeds are reported as proceeds from asset sales and sale of businesses, net of cash transferred, in the investing activities section of the Consolidated Statements of Cash Flows. The Company used the proceeds to support the 2022 Share Repurchase Program, to pay down outstanding debt and to fund capital priorities and growth initiatives. Upon closing of the sale, Veritiv’s approximately 60 employees in its logistics solutions business became employees of FitzMark, LLC. The sale did not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation. The financial results of this business are included in the Corporate & Other category of reported results in Note 16, Segment and Other Information.

Veritiv Canada, Inc.

On May 2, 2022, the Company sold its Veritiv Canada, Inc. business to Imperial Dade Canada Inc. for a purchase price of CAD $240 million (approximately U.S. $190 million) in cash payable at closing, subject to certain customary adjustments. The Company recognized a pre-tax gain of approximately $18.7 million, which is included in gain on sale of businesses on the Consolidated Statements of Operations. Veritiv received net cash proceeds of approximately $162.2 million reflecting the purchase price adjusted for working capital, closing date debt, transaction fees and cash transferred. The net cash proceeds are reported as proceeds from asset sales and sale of businesses, net of cash transferred, in the investing activities section of the Consolidated Statements of Cash Flows. The Company used the proceeds to support the 2022 Share Repurchase Program, to pay down outstanding debt and to fund capital priorities and growth initiatives. The sale included substantially all of the Company's facility solutions and print operations in Canada, and a majority of the Company's Canada-based packaging business, which primarily serves food service customers. The Company maintains the ability to supply packaging solutions to the Canadian locations of certain U.S.-based customers. The sale did not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation. Upon closing of the sale, Veritiv’s approximately 900 employees in Canada became employees of Imperial Dade Canada Inc. In connection with the closing, the Company entered into an agreement with the buyer for the provision of certain storage, order processing and/or fulfillment services for the small subset of Veritiv-retained packaging customers.

Rollsource business

On March 31, 2021, the Company sold its legacy Print segment's Rollsource business, which provided specialized converting of commercial printing paper for distribution to the business-forms, direct-mail and digital-printing industries. The Company recognized a pre-tax gain of approximately $3.1 million, which is included in gain on sale of businesses on the Consolidated Statements of Operations. The Company received cash proceeds of approximately $8.2 million, which was immediately used to pay outstanding revolving loan borrowings under the ABL Facility. The cash proceeds are reported as proceeds from asset sales and sale of businesses, net of cash transferred, in the investing activities section of the Consolidated Statements of Cash Flows. The sale did not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation.

Other divestitures

During 2022, the Company sold one property and recognized a gain totaling approximately $4.3 million related to the exit and sale of the facility, which is included in restructuring charges, net on the Consolidated Statements of Operations. During 2021, the Company sold two properties and recognized gains totaling approximately $4.6 million related to the exit and sale of those facilities, of which approximately $1.7 million is included in selling and administrative expenses and approximately $2.9 million is included in restructuring charges, net on the Consolidated Statements of Operations. During 2020, the Company sold two properties and recognized gains totaling approximately $8.3 million related to the exit and sale of those facilities, which are included in selling and administrative expenses on the Consolidated Statements of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act, of 1934, as amended (the "Exchange Act"), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize legacy systems to achieve better process efficiencies across customer service, sourcing, warehousing and accounting through the use of various cloud based solutions. The project will continue to be implemented over the next several years. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase.

Except as disclosed above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's businesses. In making this assessment on the effectiveness of our internal control over financial reporting as of December 31, 2022, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). Based on our assessment, management has concluded that internal controls over financial reporting were effective as of December 31, 2022.

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

Audit and Finance Committee Responsibility

The Audit and Finance Committee of our Board of Directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit and Finance Committee reviews with the independent auditors the scope and results of the audit effort. The Audit and Finance Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit and Finance Committee. Our Audit and Finance Committee's Report can be found in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2023, which will be filed on or about March 17, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Veritiv Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Veritiv Corporation and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

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
February 28, 2023

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference to "Information About Our Executive Officers" in Part I, Item 1 of this report, and to the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Proposal 1 – Election of Directors," "Corporate Governance—Board Committees," "Corporate Governance—Corporate Governance Principles" and, if applicable, "Security Ownership of Certain Beneficial Owners and Management—Delinquent Section 16(a) Reports."

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Executive Compensation" and "Corporate Governance—Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plan."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the headings "Corporate Governance—Related Person Transaction Policy" and "Corporate Governance—Director Independence."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed subsequent to the filing of this report under the heading "Principal Accountant Fees and Services."

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

2.2+
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

3.3	Amended and Restated Bylaws of Veritiv Corporation, incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 8, 2022.

4.1	Description of the Registrant's Securities, incorporated by reference from Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on February 27, 2020.

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

10.3†
Offer Letter, dated as of February 13, 2014, between Veritiv Corporation (f/k/a xpedx Holding Company) and Stephen J. Smith, incorporated by reference from Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2014.

10.4†
Offer Letter, dated as of February 15, 2018, between Veritiv Operating Company and Salvatore Abbate, incorporated by reference from Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on February 28, 2019.

10.5†
Form of Indemnification Agreement between Veritiv Corporation (f/k/a xpedx Holding Company) and each of its directors, incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193950) filed on June 11, 2014.

10.6†
Veritiv Corporation 2014 Omnibus Incentive Plan, as amended and restated, effective March 8, 2017, incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 13, 2017.

10.7†	Veritiv Corporation Deferred Compensation Savings Plan, incorporated by reference from Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2014.

Exhibit No.	Description
10.8†	Form of Director Deferred Share Unit Award Agreement, incorporated by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on March 24, 2015.

10.9†	Form of Director Deferred Share Unit Award Agreement (Stock-Settled Award), incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 9, 2016.

10.10†	Form of Restricted Stock Unit Award Agreement, incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed on March 24, 2015.

10.11†	Form of Performance Share Award Agreement (Adjusted EBITDA Performance Shares), incorporated by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed on March 24, 2015.

10.12†	Form of Performance Share Award Agreement (Relative TSR Performance Shares), incorporated by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed on March 24, 2015.

10.13†
2015 Veritiv Corporation Annual Incentive Plan, as amended and restated, effective March 8, 2017 incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 13, 2017.

10.14†	Form of Restricted Stock Unit Award Agreement (2020 revision), incorporated by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed on February 27, 2020.

10.15†
Form of Performance-Based Unit Award Agreement (ROIC, Packaging Gross Profit Dollar Growth & Relative TSR Modifier), incorporated by reference from Exhibit 10.25 to the Registrant's Annual Report on Form 10-K filed on February 27, 2020.

10.16†
Separation Agreement, dated as of September 18, 2020, by and between Veritiv Corporation and Mary A. Laschinger, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 21, 2020.

10.17†
Veritiv Corporation Executive Severance Plan, as amended and restated, effective September 30, 2020, and as further amended effective February 22, 2022, incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2022.

10.18†
Form of Performance Share Unit Award Agreement (ROIC, Packaging Gross Profit Dollar Growth & Relative TSR Modifier), incorporated by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on March 1, 2022.

10.19†
Offer Letter, dated as of October 28, 2020 between Veritiv Operating Company and Karen Renner, incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2022.

10.20†
Offer Letter, dated as of December 2, 2022, between Veritiv Operating Company and Eric Guerin, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 8, 2022.

10.21†*	Separation Agreement, dated as of January 1, 2023, between Veritiv Operating Company and Mark Hianik.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601.
† Management contract or compensatory plans or arrangements
* Furnished or filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2023.

VERITIV CORPORATION
(Registrant)

By:	/s/ Salvatore A. Abbate
Name: Salvatore A. Abbate
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2023.

(i)	Principal executive officer:
	/s/ Salvatore A. Abbate	Chief Executive Officer and Director
Salvatore A. Abbate

(ii)	Principal financial officer:
	/s/ Stephen J. Smith	Senior Vice President and Chief Financial Officer
Stephen J. Smith

(iii)	Principal accounting officer:
	/s/ Lance D. Gebert	Corporate Controller
Lance D. Gebert

(iv)	Directors:

	/s/ Stephen E. Macadam	Chairman of the Board of Directors
Stephen E. Macadam

	/s/ Autumn R. Bayles	Director
Autumn R. Bayles

	/s/ Shantella E. Cooper	Director
Shantella E. Cooper

	/s/ David E. Flitman	Director
David E. Flitman

	/s/ Tracy A. Leinbach	Director
Tracy A. Leinbach

	/s/ Gregory B. Morrison	Director
Gregory B. Morrison

	/s/ Michael P. Muldowney	Director
Michael P. Muldowney

	/s/ Charles G. Ward, III	Director
Charles G. Ward, III