Form 10-Q
period 2023-03-31
Veritiv Corp
filed 2023-05-09
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
or
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

The number of shares outstanding of the registrant's common stock as of May 2, 2023 was 13,546,579.

For the Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$1,510.2	$1,858.1
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,144.1	1,455.4
Distribution expenses	89.7	112.2
Selling and administrative expenses	171.4	187.9
Depreciation and amortization	10.1	12.7
Restructuring charges, net	—	2.7
Operating income	94.9	87.2
Interest expense, net	4.7	3.5
Other (income) expense, net	1.0	(0.6)
Income before income taxes	89.2	84.3
Income tax expense	20.5	5.8
Net income	$68.7	$78.5

Earnings per share:
Basic	$5.08	$5.31
Diluted	$5.00	$5.12

Weighted-average shares outstanding:
Basic	13.53	14.77
Diluted	13.74	15.32

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$68.7	$78.5
Other comprehensive income (loss):
Foreign currency translation adjustments	2.9	2.6
Pension liability adjustments, net of tax (1)	(0.1)	0.0
Other comprehensive income (loss)	2.8	2.6
Total comprehensive income (loss)	$71.5	$81.1
(1) Amounts shown are net of tax impacts, if any, which for the three months ended March 31, 2023 and 2022 were not significant.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$33.0	$40.6
Accounts receivable, less allowances of $24.3 and $26.7, respectively	789.8	889.6
Inventories	470.9	423.9
Other current assets	101.2	103.7
Total current assets	1,394.9	1,457.8
Property and equipment (net of accumulated depreciation and amortization of $329.1 and $325.5, respectively)	124.2	127.5
Goodwill	96.3	96.3
Other intangibles, net	34.5	35.6
Deferred income tax assets	29.4	29.0
Other non-current assets	347.6	343.4
Total assets	$2,026.9	$2,089.6
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$444.6	$452.9
Accrued payroll and benefits	44.1	106.2
Other accrued liabilities	144.2	154.1
Current portion of debt	13.6	13.4
Total current liabilities	646.5	726.6
Long-term debt, net of current portion	231.9	264.8
Defined benefit pension obligations	0.8	0.4
Other non-current liabilities	330.4	341.7
Total liabilities	1,209.6	1,333.5
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 17.5 million and 17.5 million, respectively; shares outstanding - 13.5 million and 13.5 million, respectively	0.2	0.2
Additional paid-in capital	611.3	613.1
Accumulated earnings	532.8	472.6
Accumulated other comprehensive loss	(9.9)	(12.7)
Treasury stock at cost - 4.0 million and 4.0 million shares, respectively	(317.1)	(317.1)
Total shareholders' equity	817.3	756.1
Total liabilities and shareholders' equity	$2,026.9	$2,089.6

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$68.7	$78.5
Depreciation and amortization	10.1	12.7
Amortization and write-off of deferred financing fees	0.4	0.4
Net (gains) losses on disposition of assets and sale of businesses	0.0	(2.3)
Provision for expected credit losses	(1.7)	(0.6)
Deferred income tax provision	(0.2)	(12.7)
Stock-based compensation	1.8	2.8
Other non-cash items, net	(0.2)	0.5
Changes in operating assets and liabilities
Accounts receivable	102.2	(25.8)
Inventories	(45.7)	(8.8)
Other current assets	3.5	(1.1)
Accounts payable	19.1	4.5
Accrued payroll and benefits	(69.3)	(50.6)
Other accrued liabilities	(11.5)	1.0
Other	(6.3)	(4.4)
Net cash provided by (used for) operating activities	70.9	(5.9)
Investing activities
Property and equipment additions	(2.9)	(9.4)
Proceeds from asset sales and sale of businesses, net of cash transferred	0.2	0.2
Proceeds from insurance related to property and equipment	—	2.1
Net cash provided by (used for) investing activities	(2.7)	(7.1)
Financing activities
Change in book overdrafts	(29.0)	20.3
Borrowings of long-term debt	1,459.5	1,515.2
Repayments of long-term debt	(1,488.8)	(1,481.8)
Payments under right-of-use finance leases	(2.5)	(3.4)
Payments under vendor-based financing arrangements	(3.4)	(3.2)
Purchase of treasury stock	—	(10.4)
Impact of tax withholding on share-based compensation	(3.6)	(29.5)
Dividends paid to shareholders	(8.5)	—
Other	(0.2)	0.2
Net cash provided by (used for) financing activities	(76.5)	7.4
Effect of exchange rate changes on cash	0.7	0.0
Net change in cash and cash equivalents, including cash classified within assets-held-for-sale	(7.6)	(5.6)
Less: cash included in assets-held-for-sale, end of period	—	(9.9)
Net change in cash and cash equivalents	(7.6)	(15.5)
Cash and cash equivalents at beginning of period	40.6	49.3
Cash and cash equivalents at end of period	$33.0	$33.8
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$21.6	$15.1
Cash paid for interest	4.2	2.9
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases and vendor-based financing arrangements	$2.7	$15.6
Non-cash additions to other non-current assets for right-of-use operating leases	14.3	31.2
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, unaudited)

	2023
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	17.5	$0.2	$613.1	$472.6	$(12.7)	(4.0)	$(317.1)	$756.1
Net income				68.7				68.7
Other comprehensive income (loss)					2.8			2.8
Stock-based compensation			1.8					1.8
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	(3.6)					(3.6)
Dividends				(8.5)				(8.5)
Balance at March 31, 2023	17.5	$0.2	$611.3	$532.8	$(9.9)	(4.0)	$(317.1)	$817.3
(1) Accumulated other comprehensive loss.

	2022
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	17.0	$0.2	$633.8	$143.2	$(24.3)	(2.4)	$(117.1)	$635.8
Net income				78.5				78.5
Other comprehensive income (loss)					2.6			2.6
Stock-based compensation			2.8					2.8
Issuance of common stock, net of stock received for minimum tax withholdings	0.5	0.0	(29.5)					(29.5)
Treasury stock purchases						(0.1)	(10.4)	(10.4)
Balance at March 31, 2022	17.5	$0.2	$607.1	$221.7	$(21.7)	(2.5)	$(127.5)	$679.8
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

On May 2, 2022, the Company sold its Veritiv Canada, Inc. business. On September 1, 2022, the Company sold its logistics solutions business. These sales did not represent strategic shifts that will have a major effect on the Company's operations or financial results and they did not meet the requirements to be classified as discontinued operations.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete set of annual audited financial statements. The accompanying unaudited financial information should be read in conjunction with the Consolidated Financial Statements and Notes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2022. In the opinion of management, all adjustments, including normal recurring accruals and other adjustments, considered necessary for a fair presentation of the interim financial information have been included. The operating results for the interim periods are not necessarily indicative of results for the full year, particularly in light of the Company's divestitures and the ongoing impacts of the COVID-19 pandemic and its effects on the domestic and global economies. These financial statements include all of the Company's subsidiaries. All significant intercompany transactions between Veritiv's businesses have been eliminated.

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

The COVID-19 pandemic has affected Veritiv's operational and financial performance to varying degrees and the Company could continue to experience impacts including, but not limited to, charges from potential adjustments of the carrying amount of accounts and notes receivables and inventory, asset impairment charges and deferred tax valuation allowances. The extent to which the COVID-19 pandemic continues to impact the Company's business, results of operations and financial condition will depend on future developments, which are uncertain and difficult to predict. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession, downturn or volatility, legislative and regulatory changes or long-term changes in customer behavior. Estimates are revised as additional information becomes available.

Accounting Pronouncements

Recently Adopted Accounting Standards

Effective January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2022-04, Liabilities- Supplier

Finance Programs (Subtopic 405-50). This standard requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The amendments in this update do not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. The amendments in this update are effective for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The adoption did not, and is not expected to have in the future, any material impact on the Company's related disclosures.

Effective March 17, 2023, the Company adopted ASU 2020-04, Reference Rate Reform (Topic 848). This standard provides temporary optional expedients and exceptions to accounting guidance for certain contract modifications and hedging arrangements to ease financial reporting burdens as the market transitions from the London Interbank Offered Rate ("LIBOR") and other interbank reference rates to alternative reference rates, such as Term Secured Overnight Financing Rate (''SOFR"). The guidance is available for prospective application upon its issuance and can generally be applied to contract modifications and hedging relationships entered into March 12, 2020 through December 31, 2024. On March 17, 2023, the Company modified its Asset-Based Lending Facility, incorporating the transition from LIBOR to Term SOFR. The adoption did not materially impact the Company's consolidated financial statements and related disclosures.

2. REVENUE RECOGNITION AND CREDIT LOSSES

Revenue Recognition and Composition

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

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, estimated inventory returns were not significant.

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

See the table below for a year-to-date summary of the changes to the customer contract liabilities balance:

	Customer Contract Liabilities
(in millions)	2023	2022
Balance at January 1,	$16.1	$21.8
Payments received	11.2	15.3
Revenue recognized from beginning of year balance	(5.2)	(11.4)
Revenue recognized from current year receipts	(7.0)	(5.1)
Other adjustments (1)	—	(1.1)
Balance at March 31,	$15.1	$19.5
(1) Reflects liabilities removed as part of the sale of a business.

Historically, the Company's ten largest customers have generated approximately 10% - 15% of its consolidated annual net sales. Veritiv's principal markets are concentrated primarily across North America. Approximately 97% of its reported net sales for the three months ended March 31, 2023 were generated in the U.S. Veritiv evaluated the nature of the products and services provided to its customers as well as the nature of the customer and the geographical distribution of its customer base and determined that the best representative level of disaggregated revenue is the product category basis. The following is a brief description of the Company's three reportable segments, organized by major product category. This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category, which includes certain assets and costs not primarily attributable to any of the reportable segments. Prior to its divestiture in September 2022, the Company's logistics solutions business, which provided transportation and warehousing solutions, was also included in Corporate & Other.

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

Credit Losses and Other Allowances

The components of the accounts receivable allowances were as follows:

(in millions)	March 31, 2023	December 31, 2022
Allowance for credit losses	$14.7	$17.7
Other allowances(1)	9.6	9.0
Total accounts receivable allowances	$24.3	$26.7
(1) Includes amounts reserved for credit memos, customer discounts, customer short pays and other miscellaneous items.

Below is a year-to-date rollforward of the Company’s allowance for credit losses:

	Packaging and Facility Solutions	Print Solutions - High Risk	Print Solutions - Medium/Low Risk
(in millions)	U.S.	U.S.	U.S.	Rest of world	Total
Balance at December 31, 2022	$12.8	$2.7	$1.6	$0.6	$17.7
Add / (Deduct):
Provision for expected credit losses	(0.5)	0.2	(0.4)	0.0	(0.7)
Write-offs charged against the allowance	(1.3)	0.1	0.0	(0.2)	(1.4)
Recoveries of amounts previously written off	0.0	0.1	0.0	—	0.1
Other adjustments(1)	—	(1.0)	—	0.0	(1.0)
Balance at March 31, 2023	$11.0	$2.1	$1.2	$0.4	$14.7
(1) Other adjustments represent amounts reserved for foreign currency translation adjustments and reserves for certain customer accounts where revenue is not recognized because collectability is not probable. These adjustments may also include accounts receivable allowances recorded in connection with acquisitions and divestitures.

Additionally, for the three months ended March 31, 2023 and 2022, the Company recognized $(1.0) million and $(0.5) million, respectively, in the provision for expected credit losses related to its notes receivable. At March 31, 2023 and December 31, 2022, the Company held $0.1 million and $0.1 million, respectively, in notes receivable, the majority of which is reflected within other non-current assets on the Condensed Consolidated Balance Sheets.

3. LEASES

The Company leases certain property and equipment used for operations to limit its exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment. As of March 31, 2023, the Company operated from approximately 95 distribution centers of which approximately 90 were leased. These facilities are strategically located throughout the U.S. and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions.

The components of lease expense were as follows:

(in millions)		Three Months Ended March 31,
Lease Classification	Financial Statement Classification	2023	2022
Short-term lease expense(1)	Operating expenses	$1.4	$0.8

Operating lease expense(2)	Operating expenses	$21.1	$25.1

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$2.6	$3.7
Interest expense	Interest expense, net	0.4	0.7
Total finance lease expense		$3.0	$4.4

Total Lease Cost		$25.5	$30.3
(1) Short-term lease expense is comprised of expenses related to leases with a term of twelve months or less, which includes expenses related to month-to-month leases.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were not significant for the periods presented.

Supplemental balance sheets and other information were as follows:

(in millions, except weighted-average data)		March 31, 2023	December 31, 2022
Lease Classification	Financial Statement Classification
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$302.2	$304.3

Operating lease obligations - current	Other accrued liabilities	$68.6	$67.9
Operating lease obligations - non-current	Other non-current liabilities	262.4	266.0
Total operating lease obligations		$331.0	$333.9

Weighted-average remaining lease term in years		5.7	5.9
Weighted-average discount rate		4.7%	4.6%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$29.9	$29.7

Finance lease obligations - current	Current portion of debt	$8.7	$8.8
Finance lease obligations - non-current	Long-term debt, net of current portion	24.3	24.1
Total finance lease obligations		$33.0	$32.9

Weighted-average remaining lease term in years		3.8	3.7
Weighted-average discount rate		4.5%	4.2%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Three Months Ended March 31,
Lease Classification	Financial Statement Classification	2023	2022
Operating Leases:
Operating cash flows from operating leases	Operating activities	$21.4	$25.0

Finance Leases:
Operating cash flows from finance leases	Operating activities	$0.4	$0.7
Financing cash flows from finance leases	Financing activities	2.5	3.4

Lease Commitments

Future minimum lease payments at March 31, 2023 were as follows:

(in millions)	Finance Leases	Operating Leases (1)
2023 (excluding the three months ended March 31, 2023)	$8.1	$64.5
2024	8.9	74.5
2025	8.3	61.5
2026	5.5	55.3
2027	3.0	45.9
2028	1.9	29.4
Thereafter	1.0	46.2
Total future minimum lease payments	36.7	377.3
Amount representing interest	(3.7)	(46.3)
Total future minimum lease payments, net of interest	$33.0	$331.0
(1) Future sublease income of $1.8 million is excluded from the operating leases amount in the table above.

Total future minimum lease payments at March 31, 2023 for finance and operating leases, including the amount representing interest, are comprised of $375.1 million for real estate leases and $38.9 million for non-real estate leases.

At March 31, 2023, the Company had committed to additional future obligations of approximately $4.8 million for real estate operating leases that have not yet commenced and therefore are not included in the table above. These leases will commence within the next three months with an average lease term of approximately five years.

4. RESTRUCTURING CHARGES

2020 Restructuring Plan

During 2020, the Company initiated a restructuring plan (the "2020 Restructuring Plan") to (1) respond to the impact of the COVID-19 pandemic on its business operations, (2) address the ongoing secular changes in its print and publishing operations and (3) further align its cost structure with ongoing business needs as the Company executes on its stated corporate strategy. As of December 31, 2022, the 2020 Restructuring Plan was complete. See Note 12, Segment and Other Information, for the impact that charges from this restructuring plan had on the Company's reportable segments.

Other direct costs reported in the tables below include facility closing costs and other incidental costs associated with the development, communication, administration and implementation of these initiatives; unless otherwise indicated, costs incurred exclude any restructuring gains or losses on lease terminations and asset disposals.

The following table presents a summary of restructuring charges, net, showing the cumulative amounts since the initiatives began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other	Total
Cumulative	$41.4	$36.6	$(8.4)	$69.6

The following is a summary of the Company's 2020 Restructuring Plan liability activity for the current year:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2022	$0.9	$2.3	$3.2
Payments	(0.4)	(0.3)	(0.7)
Other non-cash items	(0.1)	0.0	(0.1)
Balance at March 31, 2023	$0.4	$2.0	$2.4

The total liability in the table above primarily consists of obligations to make future lease payments through the end of 2024 for properties that were exited before the lease expired; the majority of the noted severance obligation is expected to be paid by the end of 2023.

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

5. DEBT

The Company's debt obligations were as follows:

(in millions)	March 31, 2023	December 31, 2022
Asset-Based Lending Facility (the "ABL Facility")	$199.9	$229.2
Commercial card program	1.4	1.6
Vendor-based financing arrangements	11.2	14.5
Finance leases	33.0	32.9
Total debt	245.5	278.2
Less: current portion of debt	(13.6)	(13.4)
Long-term debt, net of current portion	$231.9	$264.8

ABL Facility

On March 17, 2023, the Company amended its ABL Facility to, among other things, replace LIBOR provisions with analogous SOFR provisions. The Company currently expects to complete the full transition to Term SOFR in the second quarter of 2023. All other significant terms remained substantially the same. The ABL Facility has aggregate commitments of $1.1 billion, a maturity date of May 20, 2026 and interest rates which are based on LIBOR, Term SOFR or the prime rate plus a margin rate. Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2023, the available additional borrowing capacity under the ABL Facility was approximately $681.8 million. As of March 31, 2023, the Company held $8.6 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At March 31,

2023, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Commercial Card Program

The Company has a commercial purchasing card program that is used for business purpose purchasing and must be paid in-full monthly. At March 31, 2023, the card carried a maximum credit limit of $37.5 million. The net change in the outstanding balance is included in other financing activities on the Condensed Consolidated Statements of Cash Flows.

Vendor-Based Financing Arrangements

On occasion, the Company enters into long-term vendor-based financing arrangements with suppliers to obtain products, services or property in exchange for extended payment terms. During the three months ended March 31, 2022, the Company entered into a vendor-based financing agreement with a principal amount of $18.5 million to finance the acquisition of certain internal use software licenses which is being paid in annual installments over a five-year term. The payments associated with this arrangement are classified as financing activities on the Condensed Consolidated Statements of Cash Flows. The Company has not entered into any other similar arrangements in the current year period.

Finance Leases

See Note 3, Leases, for additional information related to the Company's finance leases.

6. INCOME TAXES

The Company calculated the expense for income taxes during the three months ended March 31, 2023 and 2022, by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income (pre-tax income excluding unusual or infrequently occurring discrete items) for the reporting periods.

The following table presents the Company's expense for income taxes and the effective tax rates:

	Three Months Ended March 31,
(in millions)	2023	2022
Income before income taxes	$89.2	$84.3
Income tax expense	20.5	5.8
Effective tax rate	23.0%	6.9%

The difference between the Company's effective tax rates for the three months ended March 31, 2023 and 2022 and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), vesting of stock compensation and non-deductible expenses. Additionally, the effective tax rate for the three months ended March 31, 2022 includes recognition of a deferred tax asset on the Company's investment in a foreign subsidiary.

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

Effective December 1, 2021, the Company divided the U.S. Veritiv Pension Plan by establishing a new Veritiv Hourly Pension Plan to provide benefits to certain employees who were accruing a benefit under the U.S. Veritiv Pension Plan pursuant to the terms of a collective bargaining agreement. Veritiv currently has the intent to terminate and settle the U.S. Veritiv Pension Plan by the end of 2023. The Veritiv Hourly Pension Plan will remain open.

Total net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
(in millions)	U.S.	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.4	$0.8	$0.1

Interest cost	$0.6	$0.3	$0.6
Expected return on plan assets	(0.6)	(0.5)	(1.1)
Total other components	$0.0	$(0.2)	$(0.5)
Net periodic benefit cost (credit)	$0.4	$0.6	$(0.4)

The components of net periodic benefit cost (credit) other than the service cost component are included in other (income) expense, net on the Condensed Consolidated Statements of Operations. Amounts are generally amortized from accumulated other comprehensive loss over the expected future working lifetime of active plan participants.

8. FAIR VALUE MEASUREMENTS

At March 31, 2023 and December 31, 2022, the carrying amounts of cash and cash equivalents, receivables, payables, other components of other current assets and other accrued liabilities, and the short-term debt associated with the commercial card program approximate their fair values due to the short maturity of these items. Cash and cash equivalents may include highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash.

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

9. EARNINGS PER SHARE

Basic earnings per share for Veritiv common stock is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the respective periods. Diluted earnings per share is similarly calculated, except that the denominator is increased to include the number of additional common shares that would have been outstanding during those periods if the dilutive potential common shares had been issued, using the treasury stock method, except where the inclusion of such common shares would have an antidilutive impact.

A summary of the numerators and denominators used in the basic and diluted earnings per share calculations is as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Numerator:
Net income	$68.7	$78.5

Denominator:
Weighted-average shares outstanding – basic	13.53	14.77
Dilutive effect of stock-based awards	0.21	0.55
Weighted-average shares outstanding – diluted	13.74	15.32

Earnings per share:
Basic	$5.08	$5.31
Diluted	$5.00	$5.12

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	0.02	0.14
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.08	0.00

10. SHAREHOLDERS' EQUITY

Dividends

The following table summarizes the Company's dividend declarations and payments made during the current year period. There were no comparable transactions in the prior year period.

Declaration Date	Record Date	Payable Date	Dividend Per Share	Payment (in millions)
February 27, 2023	March 9, 2023	March 31, 2023	$0.63	$8.5
May 8, 2023	May 18, 2023	June 5, 2023	0.63	N/A
Total			$1.26	$8.5

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

Treasury Stock - Share Repurchase Program

On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"). The 2022 Share Repurchase Program authorizes the Company, from time to time, to purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative or accelerated repurchase transactions, tender offers or otherwise, including Rule 10b5-1 trading plans, in accordance with all applicable securities laws and regulations. The timing and method of any repurchases, which will depend on a variety of market factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors. This authorization may be suspended, terminated, increased or decreased by the Board of Directors at any time. During the month ended March 31, 2022, the Company repurchased 78,025 shares of its common stock at a cost of approximately $10.4 million under its 2022 Share Repurchase Program. During the year ended December 31, 2022, the Company completed its repurchases under the 2022 Share Repurchase Program by repurchasing 1,564,420 shares of its common stock at a cost of $200 million, reaching the program's authorized repurchase limit.

Veritiv Omnibus Incentive Plan

In accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units, Performance Share Units, Market Condition Performance Share Units and/or non-employee director grants (grants not deferred) vested during those periods. The net share issuance is included on the Condensed Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2023 and 2022. The related cash flow impacts are included in financing activities on the Condensed Consolidated Statements of Cash Flows. For additional information related to these plans, refer to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

See the table below for information related to these transactions.

(in millions)	2023	2022
Three months ended March 31,
Shares issued	0.1	0.7
Shares recovered for minimum tax withholding	(0.1)	(0.2)
Net shares issued	0.0	0.5

Accumulated Other Comprehensive Loss ("AOCL")

Comprehensive income (loss) is reported on the Condensed Consolidated Statements of Comprehensive Income (Loss) and consists of net income and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income.

The following tables provide the components of AOCL (amounts are shown net of their related income tax effects, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	AOCL
Balance at December 31, 2022	$(16.6)	$3.9	$(12.7)
Unrealized net gains (losses) arising during the period	2.9	(0.1)	2.8
Net current period other comprehensive income (loss)	2.9	(0.1)	2.8
Balance at March 31, 2023	$(13.7)	$3.8	$(9.9)

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2021	$(25.2)	$1.0	$(0.1)	$(24.3)
Unrealized net gains (losses) arising during the period	2.6	0.0	0.0	2.6
Net current period other comprehensive income (loss)	2.6	0.0	0.0	2.6
Balance at March 31, 2022	$(22.6)	$1.0	$(0.1)	$(21.7)

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

Teamsters Pension Trust Fund of Philadelphia and Vicinity

During the fourth quarter of 2022, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a complete withdrawal from the Teamsters Pension Trust Fund of Philadelphia and Vicinity to take effect on December 31, 2024, and recognized an estimated complete withdrawal liability of $4.9 million as of December 31, 2022, which was unchanged as of March 31, 2023. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity. As of March 31, 2023, the Company has not yet received the determination letter for the complete withdrawal from the Teamsters Pension Trust Fund of Philadelphia and Vicinity. The Company expects that payments will occur over an approximate 19-year period.

Minneapolis Food Distributors Ind Pension Plan

During the fourth quarter of 2021, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a complete withdrawal from the Minneapolis Food Distributors Ind Pension Plan to take effect on July 31, 2022, and recognized an estimated complete withdrawal liability of $0.5 million as of December 31, 2021. During the first quarter of 2023, the Company received the determination letter and recognized a final withdrawal liability of $0.6 million. The Company expects to make payments over an approximate four-year period.

Western Pennsylvania Teamsters and Employers Pension Fund

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund"), a MEPP related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million, which was unchanged as of March 31, 2023. During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Fund and recognized an estimated partial withdrawal liability of $6.5 million, which was unchanged as of March 31, 2023. As of March 31, 2023, the Company has not yet received the determination letters for the full and partial withdrawals from the Western Pennsylvania Fund. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively.

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

(in millions)	Packaging	Facility Solutions	Print Solutions	Total Reportable Segments	Corporate & Other	Total
Three Months Ended March 31, 2023
Net sales	$895.4	$180.2	$434.6	$1,510.2	$—	$1,510.2
Adjusted EBITDA	96.4	15.4	37.2	149.0	(45.2)
Depreciation and amortization	5.4	1.2	1.1	7.7	2.4	10.1

Three Months Ended March 31, 2022
Net sales	$1,003.1	$229.4	$596.6	$1,829.1	$29.0	$1,858.1
Adjusted EBITDA	97.4	13.4	54.6	165.4	(45.9)
Depreciation and amortization	6.3	1.8	1.2	9.3	3.4	12.7
Restructuring charges, net	1.6	0.4	0.7	2.7	0.0	2.7

The table below presents a reconciliation of net income as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended March 31,
(in millions)	2023	2022
Net income	$68.7	$78.5
Interest expense, net	4.7	3.5
Income tax expense	20.5	5.8
Depreciation and amortization	10.1	12.7
Restructuring charges, net	—	2.7
Facility closure charges, including (gain) loss from asset disposition	(0.1)	(0.6)
Stock-based compensation	1.8	2.8
LIFO reserve (decrease) increase	(2.5)	11.0
Non-restructuring severance charges	0.3	1.7
Non-restructuring pension charges (benefits)	0.2	—
Other	0.1	1.4
Adjustment for Corporate & Other	45.2	45.9
Adjusted EBITDA for reportable segments	$149.0	$165.4

In February 2021, a Veritiv warehouse incurred significant damage as a result of a severe weather event, which included damage to the building structure and contents, as well as a loss of inventory. The total amount of the incurred loss and restoration cost is currently estimated to be approximately $13 million, the majority of which is expected to be covered by the Company's various insurance policies. From the date of the incident, a total net benefit of $2.8 million has been recognized in selling and administrative expenses on the Company's statements of operations, of which $0.1 million of expense and $2.1 million of benefit was recognized for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company received none and $2.1 million, respectively, in reimbursements related to the structural damage, which is reported as proceeds from insurance related to property and equipment on the Condensed Consolidated Statement of Cash Flows. Insurance proceeds not related to the structural damage are reported as cash flows from operating activities.

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

Factors that could cause actual results to differ materially from current expectations include the risks and other factors described under "Risk Factors" and elsewhere in our Annual Report on Form 10-K and in the Company's other publicly available reports filed with the Securities and Exchange Commission ("SEC"). Such risks and other factors, which in some instances are beyond the Company's control, include: the industry-wide decline in demand for paper and related products; increased competition from existing and non-traditional sources; procurement and other risks in obtaining packaging, facility products and paper from our suppliers for resale to our customers; changes in prices for raw materials; changes in trade policies and regulations; increases in the cost of fuel and third-party freight and the availability of third-party freight providers; the loss of multiple significant customers; adverse developments in general business and economic conditions that could impair our ability to use net operating loss carryforwards and other deferred tax assets; our ability to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our ability to attract, train and retain appropriately qualified employees; our pension and health care costs and participation in multi-employer pension, health and welfare plans; the effects of work stoppages, union negotiations and labor disputes; our ability to generate sufficient cash to service our debt; our ability to comply with the covenants contained in our debt agreements; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; our ability to adequately address environmental, social and governance matters; changes in tax laws; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; regulatory changes and judicial rulings impacting our business; adverse impacts from the COVID-19 pandemic; the impact of adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets on demand for our products and services, our business including our international operations, and our customers; foreign currency fluctuations; inclement weather, widespread outbreak of an illness, anti-terrorism measures and other disruptions to our supply chain, distribution system and operations; our dependence on a variety of information technology and telecommunications systems and the Internet; our reliance on third-party vendors for various services; cybersecurity risks; and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.

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

The following discussion of the Company's financial condition and results of operations for the three months ended March 31, 2023 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Executive Overview

Results and Outlook

The COVID-19 Pandemic

The current circumstances are dynamic and the impacts of the COVID-19 pandemic on the Company's business operations, including the duration and impact on overall customer demand, supply chain disruption and inflationary pressures, cannot be reasonably estimated at this time. The extent to which the COVID-19 pandemic continues to impact the Company's business, results of operations and financial condition will depend on future developments, which are uncertain and difficult to predict. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession, downturn or volatility, legislative and regulatory changes or long-term changes in customer behavior. Estimates are revised as additional information becomes available.

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

On May 2, 2022, the Company sold its Veritiv Canada, Inc. business. The sale included substantially all of the Company's facility solutions and print operations in Canada, and a majority of the Company's Canada-based packaging business, which primarily served food service customers. On September 1, 2022, the Company sold its logistics solutions business, which provided transportation and warehousing solutions to customers in the U.S. These divestitures will allow Veritiv to continue to shift its portfolio to focus on its core packaging business, with an emphasis on higher growth, higher margin businesses, and further invest in building on its industry-leading capabilities. This report includes the financial results of the Veritiv Canada, Inc. business and the Company's logistics solutions business for their respective partial year of 2022 based on their respective sale dates.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022	$	%
Net sales	$1,510.2	$1,858.1	$(347.9)	(18.7)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,144.1	1,455.4	(311.3)	(21.4)%
Distribution expenses	89.7	112.2	(22.5)	(20.1)%
Selling and administrative expenses	171.4	187.9	(16.5)	(8.8)%
Depreciation and amortization	10.1	12.7	(2.6)	(20.5)%
Restructuring charges, net	—	2.7	(2.7)	(100.0)%
Operating income	94.9	87.2	7.7	8.8%
Interest expense, net	4.7	3.5	1.2	34.3%
Other (income) expense, net	1.0	(0.6)	1.6	266.7%
Income before income taxes	89.2	84.3	4.9	5.8%
Income tax expense	20.5	5.8	14.7	253.4%
Net income	$68.7	$78.5	$(9.8)	(12.5)%

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

	Three Months Ended March 31,
	Total Company		Packaging		Facility Solutions		Print Solutions		Corporate & Other
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Reported net sales	$1,510.2	$1,858.1	$895.4	$1,003.1	$180.2	$229.4	$434.6	$596.6	$—	$29.0
Impact of change in selling days (1)	—	—	—	—	—	—	—	—	—	—
Net sales (on an average daily sales basis)	1,510.2	1,858.1	895.4	1,003.1	180.2	229.4	434.6	596.6	—	29.0
Business divestitures (2)	—	(220.6)	—	(74.2)	—	(64.5)	—	(52.9)	—	(29.0)
Organic sales	$1,510.2	$1,637.5	$895.4	$928.9	$180.2	$164.9	$434.6	$543.7	$—	$—
(1) Adjustment for differences in the number of selling days, if any.
(2) Represents the net sales of each of the following divested businesses prior to its respective divestiture: Veritiv Canada, Inc. (May 2, 2022) and the logistics solutions business (September 1, 2022).

Net Sales
For the three months ended March 31, 2023, net sales decreased by $347.9 million, or 18.7%, and organic sales decreased by $127.3 million, or 7.8%. The decrease in net sales resulting from the divestitures of the Canadian and logistics solutions businesses for the three months ended March 31, 2023, was $191.6 million and $29.0 million, respectively. After adjusting for the impact of the divestiture of the Canadian business, net sales decreased in the Print Solutions and Packaging reportable segments with Print Solutions responsible for a majority of the total decline. The decrease in net sales was primarily due to lower volumes partially offset by higher market prices. Throughout the first quarter of 2023, net sales were negatively impacted by customer inventory destocking and lower demand, primarily in the Print Solutions segment. Inflationary market price increases, primarily in the Company's Packaging and Print Solutions product portfolios, impacted the first quarter of 2023. To the extent feasible, the Company has adjusted its prices to reflect the impact of inflation on the cost of purchased materials and services. Uncertain macroeconomic conditions may lead to a continued slow-down of broader market demand in 2023. See the "Segment Results" section for additional discussion.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three months ended March 31, 2023, cost of products sold decreased primarily due to the divestiture of the Canadian business and lower net sales. Cost of products sold decreased at a slower rate than net sales due to improvements in pricing, sale of the lower margin Canadian business and changes in segment mix.

Distribution Expenses
For the three months ended March 31, 2023, distribution expenses decreased by $22.5 million, or 20.1%. The decrease was primarily due to (i) a $16.3 million decrease related to the divestiture of the Canadian business and (ii) a $4.0 million decrease in freight and logistics expense, which was primarily related to third-party freight due to lower sales volume.

Selling and Administrative Expenses
For the three months ended March 31, 2023, selling and administrative expenses decreased by $16.5 million, or 8.8%. The decrease was primarily due to (i) a $14.3 million decrease in expenses related to the divestiture of the Canadian business, (ii) a $3.8 million decrease in professional fees expense and (iii) a $1.9 million decrease in personnel expenses, partially offset by a $2.2 million lower net gain from insurance proceeds as compared to the prior year period. The decrease in personnel expenses was due to lower incentive compensation expense partially offset by higher wages.

Depreciation and Amortization
For the three months ended March 31, 2023, depreciation and amortization was lower than the same period in 2022. The decrease was primarily driven by lower depreciation on information technology related assets and the divestiture of the Canadian business.

Restructuring Charges, Net
For the three months ended March 31, 2023, restructuring charges, net, decreased by $2.7 million, or 100.0%. As of December 31, 2022, the Company had completed its restructuring activities. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts.

Interest Expense, Net
For the three months ended March 31, 2023, interest expense, net, increased by $1.2 million, or 34.3%. The increase was primarily due to higher average interest rates, partially offset by a lower average balance on the Company's ABL Facility.

Other (Income) Expense, Net
For the three months ended March 31, 2023, other (income) expense, net, was expense of $1.0 million. This was a net unfavorable change of $1.6 million as compared to the same period in 2022. The unfavorable change was primarily due to (i) higher pension expenses and (ii) unfavorable foreign exchange impacts.

Effective Tax Rate
Veritiv's effective tax rates were 23.0% and 6.9% for the three months ended March 31, 2023 and 2022, respectively. The difference between the Company's effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), vesting of stock compensation and non-deductible expenses. Additionally, the effective tax rate for the three months ended March 31, 2022 includes recognition of a deferred tax asset on the Company's investment in a foreign subsidiary.

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

Included in the following tables are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print Solutions	Corporate & Other
Three Months Ended March 31, 2023
Net sales	$895.4	$180.2	$434.6	$—
Adjusted EBITDA	96.4	15.4	37.2	(45.2)
Adjusted EBITDA as a % of net sales	10.8%	8.5%	8.6%	*

Three Months Ended March 31, 2022
Net sales	$1,003.1	$229.4	$596.6	$29.0
Adjusted EBITDA	97.4	13.4	54.6	(45.9)
Adjusted EBITDA as a % of net sales	9.7%	5.8%	9.2%	*
* - not meaningful

See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of net income as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022	$	%
Net sales	$895.4	$1,003.1	$(107.7)	(10.7)%
Adjusted EBITDA	96.4	97.4	(1.0)	(1.0)%
Adjusted EBITDA as a % of net sales	10.8%	9.7%		110 bps

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2023 vs. 2022
Volume	$(152.4)
Price/Mix	44.7
Total change	$(107.7)

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

Net sales decreased $107.7 million, or 10.7%, as compared to the same period in 2022. Organic sales decreased $33.5 million, or 3.6%, as compared to the same period in 2022. The net sales decrease was primarily attributable to lower sales volume and volume declines associated with the divestiture of the Canadian business, partially offset by higher market prices. Throughout the first quarter of 2023, customer inventory destocking combined with economic uncertainty contributed to lower demand. Sales increases to healthcare, wholesale and retail, and heavy manufacturing customers were more than offset by sales decreases to light manufacturing, food and beverage and logistics customers compared to the prior year period. The decrease in net sales resulting from the divestiture of the Canadian business for the three months ended March 31, 2023 was $74.2 million. Management expects market demand challenges will continue into the second quarter of 2023. However, management believes the majority of the effects of customer inventory destocking were substantially over by the end of the first quarter of 2023.

Adjusted EBITDA decreased $1.0 million, or 1.0%, as compared to the same period in 2022. The decrease in Adjusted EBITDA was primarily attributable to lower net sales, partially offset by (i) an $11.7 million decrease in distribution expenses, (ii) cost of products sold decreasing at a faster rate than net sales and (iii) a $3.9 million decrease in selling and administrative expense. The decrease in distribution expenses was primarily driven by (i) a $7.2 million decrease related to the divestiture of the Canadian business, (ii) a $2.2 million decrease in facility rent expense driven by decreased utilization of the distribution network and (iii) a $1.9 million decrease in freight and logistics expense, which was primarily related to third-party freight due to lower sales volume. The decrease in selling and administrative expenses was primarily driven by (i) a $3.9 million decrease in professional fees and (ii) a $3.1 million decrease related to the divestiture of the Canadian business, partially offset by a $3.4 million increase in personnel expenses. The increase in personnel expenses was associated with (i) higher wages and benefits to support the Company's Packaging growth strategy and (ii) increased commission expenses driven by cost of products sold decreasing at a faster rate than net sales.

Facility Solutions

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022	$	%
Net sales	$180.2	$229.4	$(49.2)	(21.4)%
Adjusted EBITDA	15.4	13.4	2.0	14.9%
Adjusted EBITDA as a % of net sales	8.5%	5.8%		270 bps

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2023 vs. 2022
Volume	$(67.7)
Price/Mix	18.5
Total change	$(49.2)

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

Net sales decreased $49.2 million, or 21.4%, as compared to the same period in 2022. Organic sales increased $15.3 million, or 9.3%, as compared to the same period in 2022. The net sales decrease was primarily attributable to the divestiture of the Canadian business and decreased sales volume, partially offset by higher market prices and increased sales of towels and tissues, food service products and wipers. The decrease in net sales resulting from the divestiture of the Canadian business for the three months ended March 31, 2023 was $64.5 million. During the first quarter of 2023, a consumer shift from goods to services contributed to higher demand in away-from-home product categories. Demand improved within the entertainment and hospitality end use sectors as well as office-like end use sectors as more employees are physically returning to offices. This was partially offset by lower demand for the personal protective equipment product category.

Adjusted EBITDA increased $2.0 million, or 14.9%, as compared to the same period in 2022. The increase in Adjusted EBITDA was primarily attributable to (i) the organic sales increase and (ii) cost of products sold increasing at a slower rate than net sales, partially offset by lower net sales resulting from the divestiture of the Canadian business. The divestiture of the Canadian business resulted in (i) a $6.3 million decrease in distribution expense and (ii) a $3.7 million decrease in selling and administrative expenses.

Print Solutions

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022	$	%
Net sales	$434.6	$596.6	$(162.0)	(27.2)%
Adjusted EBITDA	37.2	54.6	(17.4)	(31.9)%
Adjusted EBITDA as a % of net sales	8.6%	9.2%		(60) bps

The table below presents the components of the net sales change compared to the prior year:

Increase (Decrease)
Three Months Ended March 31,
(in millions)	2023 vs. 2022
Volume	$(244.6)
Price/Mix	82.6
Total change	$(162.0)

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

Net sales decreased $162.0 million, or 27.2%, as compared to the same period in 2022. Organic sales decreased $109.1 million, or 20.1%, as compared to the same period in 2022. The net sales decrease was primarily attributable to decreased sales volume as well as volume declines associated with the divestiture of the Canadian business, partially offset by higher market prices. Customer inventory destocking contributed to lower demand throughout the first quarter of 2023. The decrease in net sales resulting from the divestiture of the Canadian business for the three months ended March 31, 2023 was $52.9 million. Management expects the effects of customer inventory destocking to continue into the third quarter of 2023. Management also expects pricing could be challenged in the second half of 2023 if customer inventory destocking subsides and demand remains depressed.

Adjusted EBITDA decreased $17.4 million, or 31.9%, as compared to the same period in 2022. The Adjusted EBITDA decrease was primarily attributable to (i) lower net sales, partially offset by (i) cost of products sold decreasing at a faster rate than net sales, (ii) a $2.9 million decrease in selling and administrative expenses and (iii) a $1.3 million decrease in distribution expenses. The decrease in selling and administrative expenses was primarily driven by a $2.0 million decrease related to the divestiture of the Canadian business. The decrease in distribution expenses was primarily driven by (i) a $2.5 million decrease related to the divestiture of the Canadian business, (ii) a $1.2 million decrease in freight and logistics expense and (iii) a $1.0 million decrease in personnel expenses, partially offset by a $3.4 million increase in facility rent expense driven by increased utilization of the distribution network.

Corporate & Other

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022	$	%
Net sales	$—	$29.0	$(29.0)	(100.0)%
Adjusted EBITDA	(45.2)	(45.9)	0.7	1.5%

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

Net sales decreased $29.0 million, or 100.0%, as compared to the same period in 2022. The net sales decrease was driven by the divestiture of the logistics solutions business in 2022.

Adjusted EBITDA increased $0.7 million, or 1.5%, as compared to the same period in 2022. The Adjusted EBITDA increase was primarily driven by a $5.0 million decrease in selling and administrative expenses, partially offset by the net sales decrease due to the divestiture of the logistics solutions business. The decrease in selling and administrative expenses was due to (i) a $3.4 million decrease related to the divestiture of the Canadian business, (ii) a $2.2 million decrease related to the divestiture of the logistics solutions business and (iii) a $2.0 million decrease in personnel expenses, partially offset by a $2.2 million increase in professional fees. The decrease in personnel expenses was primarily due to lower incentive compensation expense.

Liquidity and Capital Resources

The cash requirements of the Company are primarily provided by cash flows from operations and borrowings under the ABL Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's debt position.

The following table sets forth a summary of cash flows:

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash provided by (used for):
Operating activities	$70.9	$(5.9)
Investing activities	(2.7)	(7.1)
Financing activities	(76.5)	7.4
Analysis of Cash Flows
Operating Activities
Net cash from operating activities was higher by $76.8 million as compared to the prior year. The increase was primarily due to a decrease in accounts receivable driven by the decline in net sales and the Company's improved accounts receivable collection efforts in the current year period. Unfavorable impacts to operating cash flows were due to (i) a $36.9 million increase in cash paid for inventories, (ii) the payment of the cash-based long-term incentive awards granted in 2020, valued at approximately $15.2 million and (iii) a $6.5 million increase in cash paid for income taxes, net of refunds. The remaining changes in the Company's operating assets and liabilities were driven by other normal business activities.

Investing Activities
Net cash used for investing activities was a decreased use of cash by $4.4 million as compared to the prior year. The decrease in usage was primarily due to lower purchases of property and equipment in the current year, which was partially offset by having no insurance proceeds in the current year as compared to the prior year.

Financing Activities
Net cash used for financing activities was an increased use of cash by $83.9 million as compared to the prior year. The increased usage was primarily due to (i) increased net repayments under the Company's ABL Facility, (ii) unfavorable change in book overdrafts, due to the timing of payments, and (iii) the payment of a dividend, partially offset by (i) lower tax withholdings on share based compensation and (ii) lower common stock repurchases. On February 27, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share of common stock, payable on March 31, 2023 to shareholders of record at the close of business on March 9, 2023. The dividend resulted in a payout of approximately $8.5 million. During the month ended March 31, 2022, the Company repurchased 78,025 shares of its common stock at a cost of approximately $10.4 million under its 2022 Share Repurchase Program.

Funding and Liquidity Strategy

ABL Facility

On March 17, 2023, the Company amended its ABL Facility to, among other things, replace LIBOR provisions with analogous SOFR provisions. The Company currently expects to complete the full transition to Term SOFR in the second quarter of 2023. All other significant terms remained substantially the same. The ABL Facility has aggregate commitments of $1.1 billion and a maturity date of May 20, 2026. The ABL Facility is available to be drawn in U.S. dollars, or in other currencies that are mutually agreeable. The ABL Facility provides for the right of the individual lenders to extend the maturity date of their respective commitments and loans upon the request of Veritiv and without the consent of any other lenders. The ABL Facility may be prepaid at Veritiv's option at any time without premium or penalty and is subject to mandatory prepayment if the amount outstanding under the ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. The Company's accounts receivable and inventories in the U.S. are collateral under the ABL Facility.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of March 31, 2023, the available additional borrowing capacity under the ABL Facility was approximately $681.8 million. As of March 31, 2023, the Company held $8.6 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At March 31, 2023, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

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

The Company currently estimates that during 2023 it will spend approximately $30 million for capital expenditures covering both maintenance and strategic investments. On May 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share of common stock, payable on June 5, 2023 to shareholders of record at the close of business on May 18, 2023.

The Company currently expects to pay-out the cash-based long-term incentive awards granted in 2021 in March 2024; the value of these awards cannot yet be determined. See Note 3 of the Notes to Condensed Consolidated Financial Statements for information regarding the Company's lease commitments, including leases that have not yet commenced, if any. See Note 5 of the Notes to Condensed Consolidated Financial Statements for information regarding the Company's use of vendor-based financing arrangements, if any. The payment of future dividends remains subject to the discretion of the Company's Board of Directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that Veritiv's Board of Directors may deem relevant.

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

Critical Accounting Estimates

There have been no material changes to the Company's critical accounting estimate methodologies from those disclosed in Veritiv's Annual Report on Form 10-K for the year ended December 31, 2022. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies. Estimates are revised as additional information becomes available. See the "Use of Estimates" section of Note 1 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's estimates.

Recently Issued Accounting Standards

See Note 1 of the Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Veritiv Corporation dated May 5, 2023 incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-K filed on May 5, 2023.

10.1*
Third Amendment to ABL Credit Agreement dated as of March 17, 2023 among Veritiv Corporation, Veritiv Operating Company and the other borrowers from to time parties thereto, the several lenders and financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto.

10.22†*	Offer Letter, dated as of February 24, 2022 between Veritiv Operating Company and Susan Salyer.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensatory plans or arrangements
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITIV CORPORATION
(Registrant)

Date:	May 9, 2023	By: /s/ Eric J. Guerin
Name: Eric J. Guerin
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2023	By: /s/ Lance D. Gebert
Name: Lance D. Gebert
Title: Corporate Controller
(Principal Accounting Officer)