Form 10-Q
period 2023-06-30
Veritiv Corp
filed 2023-08-08
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
or
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

The number of shares outstanding of the registrant's common stock as of August 1, 2023 was 13,551,081.

For the Quarterly Period Ended June 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$1,457.3	$1,820.7	$2,967.5	$3,678.8
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,096.6	1,410.9	2,240.7	2,866.3
Distribution expenses	88.7	98.2	178.4	210.4
Selling and administrative expenses	163.5	190.7	334.9	378.6
Gain on sale of businesses	—	(10.0)	—	(10.0)
Depreciation and amortization	9.6	11.1	19.7	23.8
Restructuring charges, net	—	1.4	—	4.1
Operating income	98.9	118.4	193.8	205.6
Interest expense, net	4.3	4.0	9.0	7.5
Other (income) expense, net	(1.9)	(6.6)	(0.9)	(7.2)
Income before income taxes	96.5	121.0	185.7	205.3
Income tax expense	25.8	29.9	46.3	35.7
Net income	$70.7	$91.1	$139.4	$169.6

Earnings per share:
Basic	$5.22	$6.24	$10.30	$11.55
Diluted	$5.15	$6.12	$10.15	$11.23

Weighted-average shares outstanding:
Basic	13.55	14.61	13.54	14.69
Diluted	13.72	14.88	13.73	15.10

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$70.7	$91.1	$139.4	$169.6
Other comprehensive income (loss):
Foreign currency translation adjustments	1.4	(4.5)	4.3	(1.9)
Reclassification of foreign currency translation adjustments due to sale of a business, net of tax (1)	—	9.5	—	9.5
Change in fair value of cash flow hedge, net of tax (1)	—	0.1	—	0.1
Pension liability adjustments, net of tax (1)	(0.5)	6.4	(0.6)	6.4
Reclassification adjustment on settlement of a pension plan, net of tax (1)	(0.7)	(7.0)	(0.7)	(7.0)
Other comprehensive income (loss)	0.2	4.5	3.0	7.1
Total comprehensive income (loss)	$70.9	$95.6	$142.4	$176.7
(1) Amounts shown are net of tax impacts, if any, which for the three and six months ended June 30, 2023, were $(0.1) million for pension liability adjustments and $(0.3) million for the reclassification adjustment on settlement of a pension plan. For the three and six months ended June 30, 2022, the tax impacts were $2.0 million for the reclassification of foreign currency translation adjustments due to sale of a business, $2.2 million for pension liability adjustments and $(4.0) million for the reclassification adjustment on settlement of a pension plan.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$43.9	$40.6
Accounts receivable, less allowances of $22.9 and $26.7, respectively	750.5	889.6
Inventories	487.0	423.9
Other current assets	95.0	103.7
Total current assets	1,376.4	1,457.8
Property and equipment (net of accumulated depreciation and amortization of $326.6 and $325.5, respectively)	124.2	127.5
Goodwill	96.3	96.3
Other intangibles, net	33.4	35.6
Deferred income tax assets	25.5	29.0
Other non-current assets	366.5	343.4
Total assets	$2,022.3	$2,089.6
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$418.1	$452.9
Accrued payroll and benefits	46.8	106.2
Other accrued liabilities	147.2	154.1
Current portion of debt	14.2	13.4
Total current liabilities	626.3	726.6
Long-term debt, net of current portion	171.6	264.8
Defined benefit pension obligations	0.8	0.4
Other non-current liabilities	340.3	341.7
Total liabilities	1,139.0	1,333.5
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $0.01 par value, 10.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 100.0 million shares authorized; shares issued - 17.6 million and 17.5 million, respectively; shares outstanding - 13.6 million and 13.5 million, respectively	0.2	0.2
Additional paid-in capital	614.9	613.1
Accumulated earnings	595.0	472.6
Accumulated other comprehensive loss	(9.7)	(12.7)
Treasury stock at cost - 4.0 million and 4.0 million shares, respectively	(317.1)	(317.1)
Total shareholders' equity	883.3	756.1
Total liabilities and shareholders' equity	$2,022.3	$2,089.6

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$139.4	$169.6
Depreciation and amortization	19.7	23.8
Amortization and write-off of deferred financing fees	0.8	0.8
Net (gains) losses on disposition of assets and sale of businesses	0.1	(15.3)
Provision for expected credit losses	(1.8)	(0.1)
Deferred income tax provision (benefit)	4.1	(11.6)
Stock-based compensation	5.4	5.9
Other non-cash items, net	(1.7)	(7.0)
Changes in operating assets and liabilities
Accounts receivable	142.0	(51.4)
Inventories	(60.8)	(25.4)
Other current assets	10.2	(1.5)
Accounts payable	(0.7)	23.4
Accrued payroll and benefits	(66.7)	(31.8)
Other accrued liabilities	0.0	(13.9)
Other	(24.7)	(3.2)
Net cash provided by (used for) operating activities	165.3	62.3
Investing activities
Property and equipment additions	(6.0)	(11.6)
Proceeds from asset sales and sale of businesses, net of cash transferred	0.3	139.4
Proceeds from insurance related to property and equipment	0.1	3.5
Net cash provided by (used for) investing activities	(5.6)	131.3
Financing activities
Change in book overdrafts	(36.4)	12.9
Borrowings of long-term debt	2,744.0	3,111.5
Repayments of long-term debt	(2,835.8)	(3,190.9)
Payments under right-of-use finance leases	(4.9)	(6.3)
Payments under vendor-based financing arrangements	(3.4)	(3.2)
Purchase of treasury stock	—	(104.8)
Impact of tax withholding on share-based compensation	(3.6)	(29.7)
Dividends paid to shareholders	(17.0)	—
Other	0.3	0.3
Net cash provided by (used for) financing activities	(156.8)	(210.2)
Effect of exchange rate changes on cash	0.4	(0.6)
Net change in cash and cash equivalents	3.3	(17.2)
Cash and cash equivalents at beginning of period	40.6	49.3
Cash and cash equivalents at end of period	$43.9	$32.1
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$50.7	$57.8
Cash paid for interest	8.0	6.4
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases and vendor-based financing arrangements	$7.4	$18.1
Non-cash additions to other non-current assets for right-of-use operating leases	45.4	37.3
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, unaudited)

	2023
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	17.5	$0.2	$613.1	$472.6	$(12.7)	(4.0)	$(317.1)	$756.1
Net income				68.7				68.7
Other comprehensive income (loss)					2.8			2.8
Stock-based compensation			1.8					1.8
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	(3.6)					(3.6)
Dividends				(8.5)				(8.5)
Balance at March 31, 2023	17.5	$0.2	$611.3	$532.8	$(9.9)	(4.0)	$(317.1)	$817.3
Net income				70.7				70.7
Other comprehensive income (loss)					0.2			0.2
Stock-based compensation			3.6					3.6
Issuance of common stock, net of stock received for minimum tax withholdings	0.1	0.0	0.0					0.0
Dividends				(8.5)				(8.5)
Balance at June 30, 2023	17.6	$0.2	$614.9	$595.0	$(9.7)	(4.0)	$(317.1)	$883.3
(1) Accumulated other comprehensive loss.

	2022
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	17.0	$0.2	$633.8	$143.2	$(24.3)	(2.4)	$(117.1)	$635.8
Net income				78.5				78.5
Other comprehensive income (loss)					2.6			2.6
Stock-based compensation			2.8					2.8
Issuance of common stock, net of stock received for minimum tax withholdings	0.5	0.0	(29.5)					(29.5)
Treasury stock purchases						(0.1)	(10.4)	(10.4)
Balance at March 31, 2022	17.5	$0.2	$607.1	$221.7	$(21.7)	(2.5)	$(127.5)	$679.8
Net income				91.1				91.1
Other comprehensive income (loss)					4.5			4.5
Stock-based compensation			3.1					3.1
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	(0.2)					(0.2)
Treasury stock purchases						(0.7)	(94.4)	(94.4)
Balance at June 30, 2022	17.5	$0.2	$610.0	$312.8	$(17.2)	(3.2)	$(221.9)	$683.9
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

On May 2, 2022, the Company sold its Veritiv Canada, Inc. business. On September 1, 2022, the Company sold its logistics solutions business. These sales did not represent strategic shifts that will have a major effect on the Company's operations or financial results and they did not meet the requirements to be classified as discontinued operations. See Note 13, Divestitures, for additional information.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete set of annual audited financial statements. The accompanying unaudited financial information should be read in conjunction with the Consolidated Financial Statements and Notes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2022. In the opinion of management, all adjustments, including normal recurring accruals and other adjustments, considered necessary for a fair presentation of the interim financial information have been included. The operating results for the interim periods are not necessarily indicative of results for the full year, particularly in light of the Company's divestitures. These financial statements include all of the Company's subsidiaries. All significant intercompany transactions between Veritiv's businesses have been eliminated. During the third quarter of 2022, the Company reclassified its gains from the sale of businesses from the selling and administrative expenses line to the gain on sale of businesses line on the Condensed Consolidated Statements of Operations. The results for the three and six months ended June 30, 2022, presented in this report, have been revised accordingly.

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

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, estimated inventory returns were not significant.

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

See the table below for a year-to-date summary of the changes to the customer contract liabilities balance:

	Customer Contract Liabilities
(in millions)	2023	2022
Balance at January 1,	$16.1	$21.8
Payments received	28.4	28.7
Revenue recognized from beginning of year balance	(11.7)	(13.1)
Revenue recognized from current year receipts	(18.9)	(17.5)
Other adjustments (1)	—	(0.9)
Balance at June 30,	$13.9	$19.0
(1) Reflects liabilities removed as part of the sale of a business. See Note 13, Divestitures, for information regarding the sale of Veritiv Canada, Inc.

Historically, the Company's ten largest customers have generated approximately 10% - 15% of its consolidated annual net sales. Veritiv's principal markets are concentrated primarily across North America. Approximately 97% of its reported net sales for the three and six months ended June 30, 2023 were generated in the U.S. Veritiv evaluated the nature of the products and services provided to its customers as well as the nature of the customer and the geographical distribution of its customer base and determined that the best representative level of disaggregated revenue is the product category basis. The following is a brief description of the Company's three reportable segments, organized by major product category. This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category, which includes certain assets and costs not primarily attributable to any of the reportable segments. Prior to its divestiture in September 2022, the Company's logistics solutions business, which provided transportation and warehousing solutions, was also included in Corporate & Other.

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

Credit Losses and Other Allowances

The components of the accounts receivable allowances were as follows:

(in millions)	June 30, 2023	December 31, 2022
Allowance for credit losses	$13.7	$17.7
Other allowances(1)	9.2	9.0
Total accounts receivable allowances	$22.9	$26.7
(1) Includes amounts reserved for credit memos, customer discounts, customer short pays and other miscellaneous items.

Below is a year-to-date rollforward of the Company’s allowance for credit losses:

	Packaging and Facility Solutions	Print Solutions - High Risk	Print Solutions - Medium/Low Risk
(in millions)	U.S.	U.S.	U.S.	Rest of world	Total
Balance at December 31, 2022	$12.8	$2.7	$1.6	$0.6	$17.7
Add / (Deduct):
Provision for expected credit losses	(0.6)	0.2	(0.1)	0.1	(0.4)
Write-offs charged against the allowance	(2.3)	0.0	(0.4)	(0.2)	(2.9)
Recoveries of amounts previously written off	0.1	0.1	0.1	—	0.3
Other adjustments(1)	—	(1.0)	—	0.0	(1.0)
Balance at June 30, 2023	$10.0	$2.0	$1.2	$0.5	$13.7
(1) Other adjustments represent amounts reserved for foreign currency translation adjustments and reserves for certain customer accounts where revenue is not recognized because collectability is not probable. These adjustments may also include accounts receivable allowances recorded in connection with acquisitions and divestitures.

Additionally, for the six months ended June 30, 2023 and 2022, the Company recognized $(1.4) million and $(0.6) million, respectively, in the provision for expected credit losses related to its notes receivable. At June 30, 2023 and December 31, 2022, the Company held $0.1 million and $0.1 million, respectively, in notes receivable, the majority of which is reflected within other non-current assets on the Condensed Consolidated Balance Sheets.

3. LEASES

The Company leases certain property and equipment used for operations to limit its exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment. As of June 30, 2023, the Company operated from approximately 95 distribution centers of which approximately 90 were leased. These facilities are strategically located throughout the U.S. and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions.

The components of lease expense were as follows:

(in millions)		Three Months Ended June 30,		Six Months Ended June 30,
Lease Classification	Financial Statement Classification	2023	2022	2023	2022
Short-term lease expense(1)	Operating expenses	$1.7	$0.8	$3.1	$1.6

Operating lease expense(2)	Operating expenses	$22.2	$23.0	$43.3	$48.1

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$2.7	$2.8	$5.3	$6.5
Interest expense	Interest expense, net	0.4	0.4	0.8	1.1
Total finance lease expense		$3.1	$3.2	$6.1	$7.6

Total Lease Cost		$27.0	$27.0	$52.5	$57.3
(1) Short-term lease expense is comprised of expenses related to leases with a term of twelve months or less, which includes expenses related to month-to-month leases.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were not significant for the periods presented.

Supplemental balance sheets and other information were as follows:

(in millions, except weighted-average data)		June 30, 2023	December 31, 2022
Lease Classification	Financial Statement Classification
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$316.0	$304.3

Operating lease obligations - current	Other accrued liabilities	$71.1	$67.9
Operating lease obligations - non-current	Other non-current liabilities	272.6	266.0
Total operating lease obligations		$343.7	$333.9

Weighted-average remaining lease term in years		5.4	5.9
Weighted-average discount rate		5.0%	4.6%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$32.0	$29.7

Finance lease obligations - current	Current portion of debt	$8.9	$8.8
Finance lease obligations - non-current	Long-term debt, net of current portion	26.3	24.1
Total finance lease obligations		$35.2	$32.9

Weighted-average remaining lease term in years		4.1	3.7
Weighted-average discount rate		4.9%	4.2%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Six Months Ended June 30,
Lease Classification	Financial Statement Classification	2023	2022
Operating Leases:
Operating cash flows from operating leases	Operating activities	$43.9	$48.3

Finance Leases:
Operating cash flows from finance leases	Operating activities	$0.8	$1.1
Financing cash flows from finance leases	Financing activities	4.9	6.3

Lease Commitments

Future minimum lease payments at June 30, 2023 were as follows:

(in millions)	Finance Leases	Operating Leases (1)
2023 (excluding the six months ended June 30, 2023)	$5.4	$43.3
2024	9.8	84.1
2025	9.1	72.1
2026	6.4	66.2
2027	3.8	49.8
2028	2.5	30.4
Thereafter	2.8	46.2
Total future minimum lease payments	39.8	392.1
Amount representing interest	(4.6)	(48.4)
Total future minimum lease payments, net of interest	$35.2	$343.7
(1) Future sublease income of $1.6 million is excluded from the operating leases amount in the table above.

Total future minimum lease payments at June 30, 2023 for finance and operating leases, including the amount representing interest, are comprised of $390.4 million for real estate leases and $41.5 million for non-real estate leases.

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

The following table presents a summary of restructuring charges, net, showing the cumulative amounts since the initiatives began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other	Total
Cumulative	$41.4	$36.6	$(8.4)	$69.6

The following is a summary of the Company's 2020 Restructuring Plan liability activity for the current year:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2022	$0.9	$2.3	$3.2
Payments	(0.4)	(0.3)	(0.7)
Other non-cash items	(0.1)	0.0	(0.1)
Balance at March 31, 2023	0.4	2.0	2.4
Payments	(0.1)	(0.9)	(1.0)
Balance at June 30, 2023	$0.3	$1.1	$1.4

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

5. DEBT

The Company's debt obligations were as follows:

(in millions)	June 30, 2023	December 31, 2022
Asset-Based Lending Facility (the "ABL Facility")	$137.4	$229.2
Commercial card program	1.9	1.6
Vendor-based financing arrangements	11.3	14.5
Finance leases	35.2	32.9
Total debt	185.8	278.2
Less: current portion of debt	(14.2)	(13.4)
Long-term debt, net of current portion	$171.6	$264.8

ABL Facility

On March 17, 2023, the Company amended its ABL Facility to, among other things, replace LIBOR provisions with analogous SOFR provisions. The Company completed the full transition to Term SOFR in the second quarter of 2023. All other significant terms remained substantially the same. The ABL Facility has aggregate commitments of $1.1 billion, a maturity date of May 20, 2026 and interest rates which are based on Term SOFR or the prime rate plus a margin rate. Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of June 30, 2023, the available additional borrowing capacity under the ABL Facility was approximately $733.7 million. As of June 30, 2023, the Company held $8.6 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At June 30, 2023, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Commercial Card Program

The Company has a commercial purchasing card program that is used for business purpose purchasing and must be paid in-full monthly. At June 30, 2023, the card carried a maximum credit limit of $37.5 million. The net change in the outstanding balance is included in other financing activities on the Condensed Consolidated Statements of Cash Flows.

Vendor-Based Financing Arrangements

On occasion, the Company enters into long-term vendor-based financing arrangements with suppliers to obtain products, services or property in exchange for extended payment terms. During the three months ended March 31, 2022, the Company entered into a vendor-based financing agreement with a principal amount of $18.5 million to finance the acquisition of certain internal use software licenses which is being paid in annual installments over a five-year term. The payments associated with this arrangement are classified as financing activities on the Condensed Consolidated Statements of Cash Flows. The Company has not entered into any other similar arrangements.

Finance Leases

See Note 3, Leases, for additional information related to the Company's finance leases.

6. INCOME TAXES

The Company calculated the expense for income taxes during the three and six months ended June 30, 2023 and 2022, by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income (pre-tax income excluding unusual or infrequently occurring discrete items) for the reporting periods.

The following table presents the Company's expense for income taxes and the effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Income before income taxes	$96.5	$121.0	$185.7	$205.3
Income tax expense	25.8	29.9	46.3	35.7
Effective tax rate	26.7%	24.7%	24.9%	17.4%

The difference between the Company's effective tax rates for the three and six months ended June 30, 2023 and 2022 and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), vesting of stock compensation and non-deductible expenses. Additionally, the effective tax rates for the three and six months ended June 30, 2022 include a tax benefit on the disposition of the Company's investment in a foreign subsidiary.

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

Effective December 1, 2021, the Company divided the U.S. Veritiv Pension Plan by establishing a new Veritiv Hourly Pension Plan to provide benefits to certain employees who were accruing a benefit under the U.S. Veritiv Pension Plan pursuant to the terms of a collective bargaining agreement. In support of its previously announced intention to terminate and settle the U.S. Veritiv Pension Plan, the Company used a portion of the plan assets to settle approximately half of its obligations through payments to qualified plan participants who elected lump sum distributions during the first half of 2023. During the second quarter of 2023, the Company recognized a gain of approximately $1.0 million on the settlement of these obligations, which was included in other (income) expense, net on the Condensed Consolidated Statement of Operations. The Company currently expects to use the remaining plan assets to settle the remaining obligations by the end of 2023. The Veritiv Hourly Pension Plan will remain open.

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

Total net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
(in millions)	U.S.	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.5	$0.7	$0.0

Interest cost	$0.6	$0.3	$(1.0)
Expected return on plan assets	(0.5)	(0.4)	1.9
Settlement (gain) loss	(1.0)	—	(7.0)
Amortization of net (gain) loss	(0.1)	—	(0.1)
Total other components	$(1.0)	$(0.1)	$(6.2)
Net periodic benefit cost (credit)	$(0.5)	$0.6	$(6.2)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
(in millions)	U.S.	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.9	$1.5	$0.1

Interest cost	$1.2	$0.6	$(0.4)
Expected return on plan assets	(1.1)	(0.9)	0.8
Settlement (gain) loss	(1.0)	—	(7.0)
Amortization of net (gain) loss	(0.1)	—	(0.1)
Total other components	$(1.0)	$(0.3)	$(6.7)
Net periodic benefit cost (credit)	$(0.1)	$1.2	$(6.6)

The components of net periodic benefit cost (credit) other than the service cost component are included in other (income) expense, net on the Condensed Consolidated Statements of Operations. Amounts are generally amortized from accumulated other comprehensive loss over the expected future working lifetime of active plan participants.

8. FAIR VALUE MEASUREMENTS

At June 30, 2023 and December 31, 2022, the carrying amounts of cash and cash equivalents, receivables, payables, other components of other current assets and other accrued liabilities, and the short-term debt associated with the commercial card program approximate their fair values due to the short maturity of these items. Cash and cash equivalents may include highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash.

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

A summary of the numerators and denominators used in the basic and diluted earnings per share calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$70.7	$91.1	$139.4	$169.6

Denominator:
Weighted-average shares outstanding – basic	13.55	14.61	13.54	14.69
Dilutive effect of stock-based awards	0.17	0.27	0.19	0.41
Weighted-average shares outstanding – diluted	13.72	14.88	13.73	15.10

Earnings per share:
Basic	$5.22	$6.24	$10.30	$11.55
Diluted	$5.15	$6.12	$10.15	$11.23

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	0.04	0.00	0.03	0.08
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.08	0.07	0.08	0.00

10. SHAREHOLDERS' EQUITY

Dividends

The following table summarizes the Company's dividend declarations and payments made during the current year period. There were no comparable transactions in the prior year period.

Declaration Date	Record Date	Payable Date	Dividend Per Share	Payment (in millions)
February 27, 2023	March 9, 2023	March 31, 2023	$0.63	$8.5
May 8, 2023	May 18, 2023	June 5, 2023	0.63	8.5
August 7, 2023	August 17, 2023	September 13, 2023	0.63	N/A
Total			$1.89	$17.0

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

Treasury Stock - Share Repurchase Program

On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"). The 2022 Share Repurchase Program authorizes the Company, from time to time, to purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative or accelerated repurchase transactions, tender offers or otherwise, including Rule 10b5-1 trading plans, in accordance with all applicable securities laws and regulations. The timing and method of any repurchases, which will depend on a variety of market factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors. This authorization may be suspended, terminated, increased or decreased by the Board of Directors at any time. During the three and six months ended June 30, 2022, the Company repurchased 698,645 and 776,670 shares, respectively, of its common stock at a cost of approximately $94.4 million and $104.8 million, respectively, under its 2022 Share Repurchase Program. During the year ended December 31, 2022, the Company completed its repurchases under the 2022 Share Repurchase Program by repurchasing 1,564,420 shares of its common stock at a cost of $200 million, reaching the program's authorized repurchase limit.

Veritiv Omnibus Incentive Plan

In accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units, Performance Share Units, Market Condition Performance Share Units and/or non-employee director grants (grants not deferred) vested during those periods. The net share issuance is included on the Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2023 and 2022. The related cash flow impacts are included in financing activities on the Condensed Consolidated Statements of Cash Flows. For additional information related to these plans, refer to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

See the table below for information related to these transactions.

(in millions)	2023	2022
Three months ended March 31,
Shares issued	0.1	0.7
Shares recovered for minimum tax withholding	(0.1)	(0.2)
Net shares issued	0.0	0.5

Three months ended June 30,
Shares issued	0.0	0.0
Shares recovered for minimum tax withholding	0.1	0.0
Net shares issued	0.1	0.0

Accumulated Other Comprehensive Loss ("AOCL")

Comprehensive income (loss) is reported on the Condensed Consolidated Statements of Comprehensive Income (Loss) and consists of net income and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income.

The following tables provide the components of AOCL (amounts are shown net of their related income tax effects, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	AOCL
Balance at December 31, 2022	$(16.6)	$3.9	$(12.7)
Unrealized net gains (losses) arising during the period	2.9	(0.1)	2.8
Net current period other comprehensive income (loss)	2.9	(0.1)	2.8
Balance at March 31, 2023	(13.7)	3.8	(9.9)
Unrealized net gains (losses) arising during the period	1.4	(0.4)	1.0
Amounts reclassified from AOCL	—	(0.8)	(0.8)
Net current period other comprehensive income (loss)	1.4	(1.2)	0.2
Balance at June 30, 2023	$(12.3)	$2.6	$(9.7)

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2021	$(25.2)	$1.0	$(0.1)	$(24.3)
Unrealized net gains (losses) arising during the period	2.6	0.0	0.0	2.6
Net current period other comprehensive income (loss)	2.6	0.0	0.0	2.6
Balance at March 31, 2022	(22.6)	1.0	(0.1)	(21.7)
Unrealized net gains (losses) arising during the period	(4.5)	6.4	0.1	2.0
Amounts reclassified from AOCL	9.5	(7.0)	0.0	2.5
Net current period other comprehensive income (loss)	5.0	(0.6)	0.1	4.5
Balance at June 30, 2022	$(17.6)	$0.4	$0.0	$(17.2)

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

Teamsters Pension Trust Fund of Philadelphia and Vicinity

During the fourth quarter of 2022, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a complete withdrawal from the Teamsters Pension Trust Fund of Philadelphia and Vicinity to take effect on December 31, 2024, and recognized an estimated complete withdrawal liability of $4.9 million as of December 31, 2022, which was unchanged as of June 30, 2023. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity. As of June 30, 2023, the Company has not yet received the determination letter for the complete withdrawal from the Teamsters Pension Trust Fund of Philadelphia and Vicinity. The Company expects that payments will occur over an approximate 19-year period.

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

Western Pennsylvania Teamsters and Employers Pension Fund

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund"), a MEPP related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million, which was unchanged as of June 30, 2023. During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Fund and recognized an estimated partial withdrawal liability of $6.5 million, which was unchanged as of June 30, 2023. As of June 30, 2023, the Company has not yet received the determination letters for the full and partial withdrawals from the Western Pennsylvania Fund. The Company expects that payments will occur over an approximate 20-year period, which could run consecutively.

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

(in millions)	Packaging	Facility Solutions	Print Solutions	Total Reportable Segments	Corporate & Other	Total
Three Months Ended June 30, 2023
Net sales	$906.9	$187.3	$363.1	$1,457.3	$—	$1,457.3
Adjusted EBITDA	108.9	17.7	24.0	150.6	(38.4)
Depreciation and amortization	5.2	1.2	1.2	7.6	2.0	9.6

Three Months Ended June 30, 2022
Net sales	$1,001.6	$195.8	$593.2	$1,790.6	$30.1	$1,820.7
Adjusted EBITDA	108.4	16.0	60.5	184.9	(48.6)
Depreciation and amortization	5.5	1.1	1.0	7.6	3.5	11.1
Restructuring charges, net	0.9	0.1	0.4	1.4	0.0	1.4

Six Months Ended June 30, 2023
Net sales	$1,802.3	$367.5	$797.7	$2,967.5	$—	$2,967.5
Adjusted EBITDA	205.3	33.1	61.2	299.6	(83.6)
Depreciation and amortization	10.6	2.4	2.3	15.3	4.4	19.7

Six Months Ended June 30, 2022
Net sales	$2,004.7	$425.2	$1,189.8	$3,619.7	$59.1	$3,678.8
Adjusted EBITDA	205.8	29.4	115.1	350.3	(94.5)
Depreciation and amortization	11.8	2.9	2.2	16.9	6.9	23.8
Restructuring charges, net	2.5	0.5	1.1	4.1	0.0	4.1

The table below presents a reconciliation of net income as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$70.7	$91.1	$139.4	$169.6
Interest expense, net	4.3	4.0	9.0	7.5
Income tax expense	25.8	29.9	46.3	35.7
Depreciation and amortization	9.6	11.1	19.7	23.8
Restructuring charges, net	—	1.4	—	4.1
Gain on sale of businesses	—	(10.0)	—	(10.0)
Facility closure charges, including (gain) loss from asset disposition	0.1	(0.3)	0.0	(0.9)
Stock-based compensation	3.6	3.1	5.4	5.9
LIFO reserve (decrease) increase	(3.5)	11.8	(6.0)	22.8
Non-restructuring severance charges	(0.2)	(0.2)	0.1	1.5
Non-restructuring pension charges (benefits)	(1.0)	(7.0)	(0.8)	(7.0)
Other	2.8	1.4	2.9	2.8
Adjustment for Corporate & Other	38.4	48.6	83.6	94.5
Adjusted EBITDA for reportable segments	$150.6	$184.9	$299.6	$350.3

In February 2021, a Veritiv warehouse incurred significant damage as a result of a severe weather event, which included damage to the building structure and contents, as well as a loss of inventory. The total amount of the incurred loss and restoration cost is currently estimated to be approximately $13 million, the majority of which is expected to be covered by the Company's various insurance policies. From the date of the incident, a total net benefit of $2.8 million has been recognized in selling and administrative expenses on the Company's statements of operations, of which $0.1 million of expense and $3.5 million of benefit was recognized for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company received $0.1 million and $3.5 million, respectively, in reimbursements related to the structural damage, which is reported as proceeds from insurance related to property and equipment on the Condensed Consolidated Statement of Cash Flows. Insurance proceeds not related to the structural damage are reported as cash flows from operating activities.
13. DIVESTITURES

On May 2, 2022, the Company sold its Veritiv Canada, Inc. business to Imperial Dade Canada Inc. for a purchase price of CAD $240 million (approximately U.S. $190 million) in cash payable at closing, subject to certain customary adjustments. The Company recognized an initial pre-tax gain of approximately $10.0 million in the second quarter of 2022, which is included in gain on sale of businesses on the Condensed Consolidated Statements of Operations. Veritiv also received initial net cash proceeds of approximately $147.4 million in the second quarter of 2022, reflecting the purchase price adjusted for cash and target working capital, closing date debt and transaction fees. The net cash proceeds are reported as proceeds from asset sales and sale of businesses, net of cash transferred, in the investing activities section of the Condensed Consolidated Statements of Cash Flows. As of December 31, 2022, the Company had recognized a total pre-tax gain of approximately $18.7 million and net cash proceeds of approximately $162.2 million related to the sale of Veritiv Canada, Inc. The Company used the proceeds to support the 2022 Share Repurchase Program, to pay down outstanding debt and to fund capital priorities and growth initiatives. The sale included substantially all of the Company's facility solutions and print operations in Canada, and a majority of the Company's Canada-based packaging business, which primarily serves food service customers. The Company maintains the ability to supply packaging solutions to the Canadian locations of certain U.S.-based customers. The sale did not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation. Management determined that the carrying values of the goodwill and other intangible assets allocated to the Veritiv Canada, Inc. business were not impaired. Upon closing of the sale, Veritiv’s approximately 900 employees in Canada became employees of Imperial Dade Canada Inc. In connection with the closing, the Company entered into an agreement with the buyer for the provision of certain storage, order processing and/or fulfillment services for the small subset of Veritiv-retained packaging customers.

14. SUBSEQUENT EVENT

On August 6, 2023, the Company entered into a definitive merger agreement to be acquired by an affiliate of Clayton, Dubilier & Rice, LLC. Under the terms of the agreement, each share of the Company's common stock issued and outstanding immediately prior to the closing of the transaction will be entitled to receive $170 per share in cash. The transaction, which was unanimously approved by the Company’s Board of Directors, is currently expected to close in the fourth quarter of 2023, subject to customary closing conditions, including approval by the Company’s shareholders and the receipt of required regulatory approvals. Upon the completion of the transaction, Veritiv will become a privately held company and shares of Veritiv common stock will no longer be listed on any public markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report regarding the Company's future operating results, performance, strategy, business plans, prospects and guidance, statements related to customer demand, supply and demand imbalances, the expected competitive landscape and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "continue," "intend," "will," "may," "should," "could," "would," "plan," "estimate," "predict," "potential," "goal," "outlook," or the negative of such terms, or other comparable expressions, have been used to identify such forward-looking statements. All forward-looking statements reflect only the Company's current beliefs and assumptions with respect to future results and other matters, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company's actual operating results, performance, strategy, business plans, prospects or guidance to differ materially from those expressed in, or implied by, these statements.

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

Other risks and uncertainties include, but are not limited to, uncertainties relating to the proposed merger between the Company and an affiliate of Clayton, Dubilier & Rice, LLC (the “Merger”) as described in Note 14 (Subsequent Event), including: uncertainties as to the timing of the Merger; the timing, receipt and terms and conditions of any required governmental or regulatory approvals of the Merger that could reduce the anticipated benefits of or cause the parties to abandon the Merger; risks related to the satisfaction of the conditions to closing the Merger (including the failure to obtain necessary regulatory approvals or the approval of the Company’s shareholders) in the anticipated timeframe or at all; the risk that any announcements relating to the Merger could have adverse effects on the market price of the Company’s common stock; disruption from the Merger making it more difficult to maintain business and operational relationships, including retaining and hiring key personnel; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including in certain circumstances requiring the Company to pay a termination fee; risks related to disruption of management’s attention from the Company’s ongoing business operations due to the Merger; significant transaction costs; and the risk of litigation and/or regulatory actions related to the Merger.

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

The following discussion of the Company's financial condition and results of operations for the three and six months ended June 30, 2023 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

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

On May 2, 2022, the Company sold its Veritiv Canada, Inc. business. The sale included substantially all of the Company's facility solutions and print operations in Canada, and a majority of the Company's Canada-based packaging business, which primarily served food service customers. On September 1, 2022, the Company sold its logistics solutions business, which provided transportation and warehousing solutions to customers in the U.S. These divestitures allow Veritiv to continue to shift its portfolio to focus on its core packaging business, with an emphasis on higher growth, higher margin businesses, and further invest in building on its industry-leading capabilities. This report includes the financial results of the Veritiv Canada, Inc. business and the Company's logistics solutions business for their respective partial year of 2022 based on their respective sale dates.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$1,457.3	$1,820.7	$(363.4)	(20.0)%	$2,967.5	$3,678.8	$(711.3)	(19.3)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,096.6	1,410.9	(314.3)	(22.3)%	2,240.7	2,866.3	(625.6)	(21.8)%
Distribution expenses	88.7	98.2	(9.5)	(9.7)%	178.4	210.4	(32.0)	(15.2)%
Selling and administrative expenses	163.5	190.7	(27.2)	(14.3)%	334.9	378.6	(43.7)	(11.5)%
Gain on sale of businesses	—	(10.0)	(10.0)	(100.0)%	—	(10.0)	(10.0)	(100.0)%
Depreciation and amortization	9.6	11.1	(1.5)	(13.5)%	19.7	23.8	(4.1)	(17.2)%
Restructuring charges, net	—	1.4	(1.4)	(100.0)%	—	4.1	(4.1)	(100.0)%
Operating income	98.9	118.4	(19.5)	(16.5)%	193.8	205.6	(11.8)	(5.7)%
Interest expense, net	4.3	4.0	0.3	7.5%	9.0	7.5	1.5	20.0%
Other (income) expense, net	(1.9)	(6.6)	4.7	71.2%	(0.9)	(7.2)	6.3	87.5%
Income before income taxes	96.5	121.0	(24.5)	(20.2)%	185.7	205.3	(19.6)	(9.5)%
Income tax expense	25.8	29.9	(4.1)	(13.7)%	46.3	35.7	10.6	29.7%
Net income	$70.7	$91.1	$(20.4)	(22.4)%	$139.4	$169.6	$(30.2)	(17.8)%

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

	Three Months Ended June 30,
	Total Company		Packaging		Facility Solutions		Print Solutions		Corporate & Other
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Reported net sales	$1,457.3	$1,820.7	$906.9	$1,001.6	$187.3	$195.8	$363.1	$593.2	$—	$30.1
Impact of change in selling days (1)	—	—	—	—	—	—	—	—	—	—
Net sales (on an average daily sales basis)	1,457.3	1,820.7	906.9	1,001.6	187.3	195.8	363.1	593.2	—	30.1
Business divestitures (2)	—	(98.4)	—	(26.1)	—	(22.5)	—	(19.7)	—	(30.1)
Organic sales	$1,457.3	$1,722.3	$906.9	$975.5	$187.3	$173.3	$363.1	$573.5	$—	$—
(1) Adjustment for differences in the number of selling days, if any.
(2) Represents the net sales of each of the following divested businesses prior to its respective divestiture: Veritiv Canada, Inc. (May 2, 2022) and the logistics solutions business (September 1, 2022).

	Six Months Ended June 30,
	Total Company		Packaging		Facility Solutions		Print Solutions		Corporate & Other
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Reported net sales	$2,967.5	$3,678.8	$1,802.3	$2,004.7	$367.5	$425.2	$797.7	$1,189.8	$—	$59.1
Impact of change in selling days (1)	—	—	—	—	—	—	—	—	—	—
Net sales (on an average daily sales basis)	2,967.5	3,678.8	1,802.3	2,004.7	367.5	425.2	797.7	1,189.8	—	59.1
Business divestitures (2)	—	(319.0)	—	(100.3)	—	(87.0)	—	(72.6)	—	(59.1)
Organic sales	$2,967.5	$3,359.8	$1,802.3	$1,904.4	$367.5	$338.2	$797.7	$1,117.2	$—	$—
(1) Adjustment for differences in the number of selling days, if any.
(2) Represents the net sales of each of the following divested businesses prior to its respective divestiture: Veritiv Canada, Inc. (May 2, 2022) and the logistics solutions business (September 1, 2022).

Net Sales
For the three months ended June 30, 2023, net sales decreased by $363.4 million, or 20.0%, and organic sales decreased by $265.0 million, or 15.4%. The decrease in net sales resulting from the divestitures of the Canadian and logistics solutions businesses for the three months ended June 30, 2023, was $68.3 million and $30.1 million, respectively. After adjusting for the impact of the divestiture of the Canadian business, net sales decreased in the Print Solutions and Packaging reportable segments with Print Solutions responsible for a majority of the total decline. The decrease in net sales was primarily due to lower volumes partially offset by higher market prices. Throughout the second quarter of 2023, net sales were negatively impacted by customer inventory destocking and lower demand, primarily in the Print Solutions segment. Inflationary market price increases, primarily in the Company's Packaging and Print Solutions product portfolios, impacted the second quarter of 2023. To the extent feasible, the Company has adjusted its prices to reflect the impact of inflation on the cost of purchased materials and services. Management expects weak underlying demand in the print industry to continue in the second half of 2023. Overall uncertain macroeconomic conditions may lead to a continued slow-down of broader market demand in the second half of 2023. See the "Segment Results" section for additional discussion.

For the six months ended June 30, 2023, net sales decreased by $711.3 million, or 19.3%, and organic sales decreased by $392.3 million, or 11.7%. The decrease in net sales resulting from the divestitures of the Canadian and logistics solutions businesses for the six months ended June 30, 2023, was $259.9 million and $59.1 million, respectively. After adjusting for the impact of the divestiture of the Canadian business, net sales decreased in the Print Solutions and Packaging reportable segments with Print Solutions responsible for a majority of the total decline. The decrease in net sales was primarily due to lower volumes partially offset by higher market prices. Throughout the first half of 2023, net sales were negatively impacted by customer inventory destocking and lower demand, primarily in the Print Solutions segment and to a lesser extent the Packaging segment. Inflationary market price increases, primarily in the Company's Packaging and Print Solutions product portfolios, impacted the first half of 2023. To the extent feasible, the Company has adjusted its prices to reflect the impact of inflation on the cost of purchased materials and services. See the "Segment Results" section for additional discussion.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three months ended June 30, 2023, cost of products sold decreased primarily due to lower net sales and the divestiture of the Canadian business. Cost of products sold decreased at a slower rate than net sales due to improvements in pricing, sale of the lower margin Canadian business and changes in segment mix.

For the six months ended June 30, 2023, cost of products sold decreased primarily due to the divestiture of the Canadian business and lower net sales. Cost of products sold decreased at a slower rate than net sales due to improvements in pricing, sale of the lower margin Canadian business and changes in segment mix.

Distribution Expenses
For the three months ended June 30, 2023, distribution expenses decreased by $9.5 million, or 9.7%. The decrease was primarily due to (i) a $5.1 million decrease related to the divestiture of the Canadian business and (ii) a $4.2 million decrease in freight and logistics expense, which was primarily related to third-party freight and fuel expenses due to lower sales volume.

For the six months ended June 30, 2023, distribution expenses decreased by $32.0 million, or 15.2%. The decrease was primarily due to (i) a $21.4 million decrease related to the divestiture of the Canadian business, (ii) an $8.2 million decrease in freight and logistics expense, which was primarily related to third-party freight and fuel expenses due to lower sales volume and (iii) a $1.3 million decrease in personnel expenses.

Selling and Administrative Expenses
For the three months ended June 30, 2023, selling and administrative expenses decreased by $27.2 million, or 14.3%. The decrease was primarily due to (i) a $20.0 million decrease in personnel expenses, (ii) a $5.4 million decrease in expenses related to the divestiture of the Canadian business and (iii) a $1.2 million decrease in professional fees expense, partially offset by a $1.4 million lower net gain from insurance proceeds as compared to the prior year period. The decrease in personnel expenses was primarily driven by (i) lower incentive compensation expense and (ii) a decrease in commission expenses due to lower net sales.

For the six months ended June 30, 2023, selling and administrative expenses decreased by $43.7 million, or 11.5%. The decrease was primarily due to (i) a $21.9 million decrease in personnel expenses, (ii) a $19.7 million decrease in expenses related to the divestiture of the Canadian business and (iii) a $5.0 million decrease in professional fees expense, partially offset by a $3.6 million lower net gain from insurance proceeds as compared to the prior year period. The decrease in personnel expenses was primarily due to (i) lower incentive compensation expense and (ii) a decrease in commission expenses due to lower net sales, partially offset by higher wages.

Gain on Sale of Businesses
The Company had no business divestitures in 2023. For the three and six months ended June 30, 2022, the gain on the sale of the Veritiv Canada, Inc. business was $10.0 million. See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's business divestitures.

Depreciation and Amortization
For the three and six months ended June 30, 2023, depreciation and amortization was lower than the same period in 2022. The decrease was primarily driven by lower depreciation on information technology related assets and the divestiture of the Canadian business.

Restructuring Charges, Net
The Company had no restructuring charges in 2023. For the three and six months ended June 30, 2022, restructuring charges, net, were $1.4 million and $4.1 million, respectively. As of December 31, 2022, the Company had completed its restructuring activities. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts.

Interest Expense, Net
For the three months ended June 30, 2023, interest expense, net, increased by $0.3 million, or 7.5%. The increase was primarily due to higher average interest rates, partially offset by a lower average balance on the Company's ABL Facility.

For the six months ended June 30, 2023, interest expense, net, increased by $1.5 million, or 20.0%. The increase was primarily due to higher average interest rates, partially offset by a lower average balance on the Company's ABL Facility.

Other (Income) Expense, Net
For the three months ended June 30, 2023, other (income) expense, net, was income of $1.9 million. This was a net unfavorable change of $4.7 million as compared to the same period in 2022. The unfavorable change was primarily due to a $1.0 million gain on the settlement of the U.S. Veritiv Pension Plan in 2023 that was less than the $7.0 million gain on the settlement of the Canadian pension plans in 2022, partially offset by favorable changes in pension expenses and favorable foreign exchange impacts in 2023.

For the six months ended June 30, 2023, other (income) expense, net, was income of $0.9 million. This was a net unfavorable change of $6.3 million as compared to the same period in 2022. The unfavorable change was primarily due to a $1.0 million gain on the settlement of the U.S. Veritiv Pension Plan in 2023 that was less than the $7.0 million gain on the settlement of the Canadian pension plans in 2022, partially offset by favorable foreign exchange impacts in 2023.

Effective Tax Rate
Veritiv's effective tax rates were 26.7% and 24.7% for the three months ended June 30, 2023 and 2022, respectively. Veritiv's effective tax rates were 24.9% and 17.4% for the six months ended June 30, 2023 and 2022, respectively. The difference between the Company's effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), vesting of stock compensation and non-deductible expenses. Additionally, the effective tax rates for the three and six months ended June 30, 2022, include a tax benefit on the disposition of the Company's investment in a foreign subsidiary.

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

Included in the following tables are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print Solutions	Corporate & Other
Three Months Ended June 30, 2023
Net sales	$906.9	$187.3	$363.1	$—
Adjusted EBITDA	108.9	17.7	24.0	(38.4)
Adjusted EBITDA as a % of net sales	12.0%	9.5%	6.6%	*

Three Months Ended June 30, 2022
Net sales	$1,001.6	$195.8	$593.2	$30.1
Adjusted EBITDA	108.4	16.0	60.5	(48.6)
Adjusted EBITDA as a % of net sales	10.8%	8.2%	10.2%	*

Six Months Ended June 30, 2023
Net sales	$1,802.3	$367.5	$797.7	$—
Adjusted EBITDA	205.3	33.1	61.2	(83.6)
Adjusted EBITDA as a % of net sales	11.4%	9.0%	7.7%	*

Six Months Ended June 30, 2022
Net sales	$2,004.7	$425.2	$1,189.8	$59.1
Adjusted EBITDA	205.8	29.4	115.1	(94.5)
Adjusted EBITDA as a % of net sales	10.3%	6.9%	9.7%	*
* - not meaningful

See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of net income as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$906.9	$1,001.6	$(94.7)	(9.5)%	$1,802.3	$2,004.7	$(202.4)	(10.1)%
Adjusted EBITDA	108.9	108.4	0.5	0.5%	205.3	205.8	(0.5)	(0.2)%
Adjusted EBITDA as a % of net sales	12.0%	10.8%		120 bps	11.4%	10.3%		110 bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2023 vs. 2022	2023 vs. 2022
Volume	$(117.8)	$(270.2)
Price/Mix	23.1	67.8
Total change	$(94.7)	$(202.4)

Comparison of the Three Months Ended June 30, 2023 and June 30, 2022

Net sales decreased $94.7 million, or 9.5%, as compared to the same period in 2022. Organic sales decreased $68.6 million, or 7.0%, as compared to the same period in 2022. The net sales decrease was primarily attributable to lower sales volume and volume declines associated with the divestiture of the Canadian business, partially offset by higher market prices. Throughout the second quarter of 2023, economic uncertainty contributed to lower demand. Sales decreases to light manufacturing, food and beverage and heavy manufacturing customers were partially offset by sales increases to logistics, wholesale and retail and entertainment and hospitality customers compared to the prior year period. The decrease in net sales resulting from the divestiture of the Canadian business for the three months ended June 30, 2023 was $26.1 million. Management expects Veritiv to benefit as the industry projects North American box shipments to return to growth in the second half of 2023.

Adjusted EBITDA increased $0.5 million, or 0.5%, as compared to the same period in 2022. The increase in Adjusted EBITDA was attributable to (i) a $7.8 million decrease in selling and administrative expenses, (ii) a $6.6 million decrease in distribution expenses and (iii) cost of products sold decreasing at a faster rate than net sales, partially offset by lower sales volume. The decrease in selling and administrative expenses was primarily driven by (i) a $3.0 million decrease in professional fees, (ii) a $1.9 million decrease in personnel expenses, (iii) a $1.3 million decrease related to the divestiture of the Canadian business and (iv) a $0.7 million decrease in bad debt expense. The decrease in personnel expenses was due to lower incentive compensation and commission expenses, partially offset by higher wages. The decrease in distribution expenses was primarily driven by (i) a $2.6 million decrease in facility rent expense driven by decreased utilization of the distribution network, (ii) a $2.2 million decrease related to the divestiture of the Canadian business and (iii) a $1.5 million decrease in freight and logistics expense, which was primarily related to fuel and third-party freight due to lower sales volume.

Comparison of the Six Months Ended June 30, 2023 and June 30, 2022

Net sales decreased $202.4 million, or 10.1%, as compared to the same period in 2022. Organic sales decreased $102.1 million, or 5.4%, for the six months ended June 30, 2023. The net sales decrease was primarily attributable to lower sales volume and volume declines associated with the divestiture of the Canadian business, partially offset by higher market prices. Economic uncertainty throughout the first half of 2023 combined with customer inventory destocking primarily during the first quarter of 2023 contributed to lower demand. Sales decreases to light manufacturing, food and beverage and heavy manufacturing customers were partially offset by sales increases to healthcare, wholesale and retail, and entertainment and hospitality customers compared to the prior year period. The decrease in net sales resulting from the divestiture of the Canadian business for the six months ended June 30, 2023 was $100.3 million.

Adjusted EBITDA decreased $0.5 million, or 0.2%, as compared to the same period in 2022. The decrease in Adjusted EBITDA was primarily attributable to lower sales volume partially offset by (i) an $18.3 million decrease in distribution expenses, (ii) an $11.7 million decrease in selling and administrative expenses and (iii) cost of products sold decreasing at a faster rate than net sales. The decrease in distribution expenses was primarily driven by (i) a $9.4 million decrease related to the divestiture of the Canadian business, (ii) a $4.7 million decrease in facility rent expense driven by decreased utilization of the distribution network and (iii) a $3.4 million decrease in freight and logistics expense, which was primarily related to third-party freight and fuel due to lower sales volume. The decrease in selling and administrative expenses was primarily driven by (i) a $6.9 million decrease in professional fees and (ii) a $4.5 million decrease related to the divestiture of the Canadian business.

Facility Solutions

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$187.3	$195.8	$(8.5)	(4.3)%	$367.5	$425.2	$(57.7)	(13.6)%
Adjusted EBITDA	17.7	16.0	1.7	10.6%	33.1	29.4	3.7	12.6%
Adjusted EBITDA as a % of net sales	9.5%	8.2%		130 bps	9.0%	6.9%		210 bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2023 vs. 2022	2023 vs. 2022
Volume	$(23.3)	$(91.0)
Price/Mix	14.8	33.3
Total change	$(8.5)	$(57.7)

Comparison of the Three Months Ended June 30, 2023 and June 30, 2022

Net sales decreased $8.5 million, or 4.3%, as compared to the same period in 2022. Organic sales increased $14.0 million, or 8.1%, as compared to the same period in 2022. The net sales decrease was primarily attributable to the divestiture of the Canadian business, partially offset by higher market prices and increased sales of towels and tissues, food service products and wipers. The decrease in net sales resulting from the divestiture of the Canadian business for the three months ended June 30, 2023 was $22.5 million. During the second quarter of 2023, a continued consumer shift from goods to services contributed to higher demand in away-from-home product categories. Demand improved within the entertainment and hospitality and heavy manufacturing end use sectors as well as office-like end use sectors as more employees are physically returning to offices. This was partially offset by lower demand in the food and beverage and light manufacturing end use sectors.

Adjusted EBITDA increased $1.7 million, or 10.6%, as compared to the same period in 2022. The increase in Adjusted EBITDA was primarily attributable to (i) the organic sales increase and (ii) cost of products sold increasing at a slower rate than net sales, partially offset by lower net sales resulting from the divestiture of the Canadian business. The divestiture of the Canadian business resulted in (i) a $2.1 million decrease in distribution expenses and (ii) a $1.5 million decrease in selling and administrative expenses.

Comparison of the Six Months Ended June 30, 2023 and June 30, 2022

Net sales decreased $57.7 million, or 13.6%, as compared to the same period in 2022. Organic sales increased $29.3 million, or 8.7%, for the six months ended June 30, 2023. The net sales decrease was primarily attributable to the divestiture of the Canadian business and decreased sales volume, partially offset by higher market prices and increased sales of towels and tissues, wipers and chemicals. The decrease in net sales resulting from the divestiture of the Canadian business for the six months ended June 30, 2023 was $87.0 million. During the first half of 2023, a consumer shift from goods to services contributed to higher demand in away-from-home product categories. Demand improved within the entertainment and hospitality, office like and heavy manufacturing end use sectors. This was partially offset by lower demand in the food and beverage and government end use sectors.

Adjusted EBITDA increased $3.7 million, or 12.6%, as compared to the same period in 2022. The increase in Adjusted EBITDA was primarily attributable to (i) the organic sales increase and (ii) cost of products sold increasing at a slower rate than net sales, partially offset by lower net sales resulting from the divestiture of the Canadian business. The divestiture of the Canadian business resulted in (i) an $8.4 million decrease in distribution expenses and (ii) a $5.3 million decrease in selling and administrative expenses.

Print Solutions

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$363.1	$593.2	$(230.1)	(38.8)%	$797.7	$1,189.8	$(392.1)	(33.0)%
Adjusted EBITDA	24.0	60.5	(36.5)	(60.3)%	61.2	115.1	(53.9)	(46.8)%
Adjusted EBITDA as a % of net sales	6.6%	10.2%		(360) bps	7.7%	9.7%		(200) bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2023 vs. 2022	2023 vs. 2022
Volume	$(265.9)	$(510.5)
Price/Mix	35.8	118.4
Total change	$(230.1)	$(392.1)

Comparison of the Three Months Ended June 30, 2023 and June 30, 2022

Net sales decreased $230.1 million, or 38.8%, as compared to the same period in 2022. Organic sales decreased $210.4 million, or 36.7%, as compared to the same period in 2022. The net sales decrease was primarily attributable to decreased sales volume as well as volume declines associated with the divestiture of the Canadian business, partially offset by higher market prices. Customer inventory destocking contributed to lower demand throughout the second quarter of 2023. The decrease in net sales resulting from the divestiture of the Canadian business for the three months ended June 30, 2023 was $19.7 million. Management expects the effects of customer inventory destocking will likely continue in the third quarter of 2023.

Adjusted EBITDA decreased $36.5 million, or 60.3%, as compared to the same period in 2022. The Adjusted EBITDA decrease was primarily attributable to lower net sales, partially offset by (i) cost of products sold decreasing at a faster rate than net sales and (ii) a $7.5 million decrease in selling and administrative expenses. The decrease in selling and administrative expenses was primarily driven by (i) a $7.0 million decrease in personnel expenses and (ii) a $0.8 million decrease related to the divestiture of the Canadian business. The decrease in personnel expenses was due to lower commission expenses related to lower net sales and lower incentive compensation expense. Distribution expenses were flat as lower freight and logistics expense and personnel expenses were offset by higher facility rent expense driven by increased utilization of the distribution network.

Comparison of the Six Months Ended June 30, 2023 and June 30, 2022

Net sales decreased $392.1 million, or 33.0%, as compared to the same period in 2022. Organic sales decreased $319.5 million, or 28.6%, for the six months ended June 30, 2023. The net sales decrease was primarily attributable to decreased sales volume as well as volume declines associated with the divestiture of the Canadian business, partially offset by higher market prices. Customer inventory destocking contributed to lower demand throughout the first half of 2023. The decrease in net sales resulting from the divestiture of the Canadian business for the six months ended June 30, 2023 was $72.6 million.

Adjusted EBITDA decreased $53.9 million, or 46.8%, as compared to the same period in 2022. The Adjusted EBITDA decrease was primarily attributable to lower net sales, partially offset by (i) cost of products sold decreasing at a faster rate than net sales, (ii) a $10.4 million decrease in selling and administrative expenses and (iii) a $1.3 million decrease in distribution expenses. The decrease in selling and administrative expenses was driven by (i) a $7.7 million decrease in personnel expenses and (ii) a $2.9 million decrease related to the divestiture of the Canadian business. The decrease in personnel expenses was due to lower commission expenses related to lower net sales and lower incentive compensation expense. The decrease in distribution expenses was primarily driven by (i) a $3.3 million decrease related to the divestiture of the Canadian business, (ii) a $3.0 million decrease in freight and logistics expense and (iii) a $2.8 million decrease in personnel expenses, partially offset by a $7.6 million increase in facility rent expense, driven by increased utilization of the distribution network.

Corporate & Other

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$—	$30.1	$(30.1)	(100.0)%	$—	$59.1	$(59.1)	(100.0)%
Adjusted EBITDA	(38.4)	(48.6)	10.2	21.0%	(83.6)	(94.5)	10.9	11.5%

Comparison of the Three Months Ended June 30, 2023 and June 30, 2022

Net sales decreased $30.1 million, or 100.0%, as compared to the same period in 2022. The net sales decrease was driven by the divestiture of the logistics solutions business in 2022.

Adjusted EBITDA increased $10.2 million, or 21.0%, as compared to the same period in 2022. The Adjusted EBITDA increase was primarily driven by a $13.3 million decrease in selling and administrative expenses, partially offset by the net sales decrease due to the divestiture of the logistics solutions business. The decrease in selling and administrative expenses was due to (i) a $10.0 million decrease in personnel expenses, (ii) a $2.7 million decrease related to the divestiture of the logistics solutions business and (iii) a $1.0 million decrease related to the divestiture of the Canadian business, partially offset by a $1.0 million increase in professional fees. The decrease in personnel expenses was primarily due to lower incentive compensation expense.

Comparison of the Six Months Ended June 30, 2023 and June 30, 2022

Net sales decreased $59.1 million, or 100.0%, as compared to the same period in 2022. The net sales decrease was driven by the divestiture of the logistics solutions business in 2022.

Adjusted EBITDA increased $10.9 million, or 11.5%, as compared to the same period in 2022. The Adjusted EBITDA increase was primarily driven by an $18.3 million decrease in selling and administrative expenses, partially offset by the net sales decrease due to the divestiture of the logistics solutions business. The decrease in selling and administrative expenses was due to (i) an $11.9 million decrease in personnel expenses, (ii) a $4.9 million decrease related to the divestiture of the logistics solutions business and (iii) a $4.4 million decrease related to the divestiture of the Canadian business, partially offset by a $3.3 million increase in professional fees. The decrease in personnel expenses was primarily due to lower incentive compensation expense.

Liquidity and Capital Resources

The cash requirements of the Company are primarily provided by cash flows from operations and borrowings under the ABL Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's debt position.

The following table sets forth a summary of cash flows:

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by (used for):
Operating activities	$165.3	$62.3
Investing activities	(5.6)	131.3
Financing activities	(156.8)	(210.2)

Analysis of Cash Flows
Operating Activities
Net cash from operating activities was higher by $103.0 million as compared to the prior year. The increase was primarily due to a decrease in accounts receivable driven by the decline in net sales and the Company's improved accounts receivable collection efforts in the current year period. Unfavorable impacts to operating cash flows were due to (i) a $35.4 million increase in cash paid for inventories, (ii) a $19.4 million decrease in incentive compensation and commissions, (iii) the payment of the cash-based long-term incentive awards granted in 2020, valued at approximately $15.2 million and (iv) approximately $12.0 million of additional cash payments in 2023 related to the Company's technology improvement initiatives. The remaining changes in the Company's operating assets and liabilities were driven by normal business activities.

Investing Activities
Net cash used for investing activities was an increased use of cash by $136.9 million as compared to the prior year. The increased usage was primarily due to (i) the receipt of proceeds from the sale of Veritiv Canada, Inc. in 2022 that did not repeat in 2023 and (ii) a decrease in insurance proceeds in the current year as compared to the prior year. The decrease in cash received in the prior year period was partially offset by a decrease in the purchases of property and equipment in the current year as compared to the prior year.

Financing Activities
Net cash used for financing activities was a decreased use of cash by $53.4 million as compared to the prior year. The decreased usage was primarily due to (i) lower common stock repurchases, as no stock repurchases were made in 2023 and (ii) lower tax withholdings on share based compensation in the current year as compared to the prior year. The decreased usage was partially offset by (i) the unfavorable change in book overdrafts, due to the timing of payments, (ii) an increase in the payment of dividends in 2023, as no dividends were paid in the first half of 2022 and (iii) increased net repayments under the Company's ABL Facility.

Funding and Liquidity Strategy

ABL Facility

On March 17, 2023, the Company amended its ABL Facility to, among other things, replace LIBOR provisions with analogous SOFR provisions. The Company completed the full transition to Term SOFR in the second quarter of 2023. All other significant terms remained substantially the same. The ABL Facility has aggregate commitments of $1.1 billion and a maturity date of May 20, 2026. The ABL Facility is available to be drawn in U.S. dollars, or in other currencies that are mutually agreeable. The ABL Facility provides for the right of the individual lenders to extend the maturity date of their respective commitments and loans upon the request of Veritiv and without the consent of any other lenders. The ABL Facility may be prepaid at Veritiv's option at any time without premium or penalty and is subject to mandatory prepayment if the amount outstanding under the ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. The Company's accounts receivable and inventories in the U.S. are collateral under the ABL Facility.

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of June 30, 2023, the available additional borrowing capacity under the ABL Facility was approximately $733.7 million. As of June 30, 2023, the Company held $8.6 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At June 30, 2023, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

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

The Company currently estimates that during 2023 it will spend approximately $25 million for traditional capital expenditures, covering both maintenance and strategic investments, and approximately $20 million for cloud computing arrangements. On August 7, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share of common stock, payable on September 13, 2023 to shareholders of record at the close of business on August 17, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize legacy systems to achieve better process efficiencies across customer service, sourcing, warehousing and accounting through the use of various cloud based solutions. During the second quarter of 2023, the Company completed the implementation of a new accounts receivable system. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase.

Except as disclosed above, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

Other than as described above, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1†
Agreement and Plan of Merger, dated as of August 6, 2023, by and among the Veritiv Corporation, Verde Purchaser, LLC and Verde Merger Sub Inc., incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2023.

10.1
Voting and Support Agreement, dated as of August 6, 2023 by and among the Veritiv Corporation, Verde Purchaser, LLC and Baupost Limited Partnership 1983 A-1, Baupost Limited Partnership 1983 B-1, Baupost Limited Partnership 1983 C-1, PB Institutional Limited Partnership, YB Institutional Limited Partnership, Baupost Value Partners, L.P.-I, Baupost Value Partners, L.P.-II, Baupost Value Partners, L.P.-III, and Baupost Value Partners, L.P.-IV, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2023.

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

† Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITIV CORPORATION
(Registrant)

Date:	August 8, 2023	By: /s/ Eric J. Guerin
Name: Eric J. Guerin
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2023	By: /s/ Lance D. Gebert
Name: Lance D. Gebert
Title: Corporate Controller
(Principal Accounting Officer)