Form 10-Q
period 2023-09-30
Veritiv Corp
filed 2023-11-03
CIK 1599489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
or
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

The number of shares outstanding of the registrant's common stock as of October 30, 2023 was 13,567,310.

For the Quarterly Period Ended September 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$1,461.0	$1,804.1	$4,428.5	$5,482.9
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,098.3	1,388.3	3,339.0	4,254.6
Distribution expenses	85.2	93.4	263.6	303.8
Selling and administrative expenses	183.9	194.9	518.8	573.5
Gain on sale of businesses	—	(18.6)	—	(28.6)
Depreciation and amortization	9.4	10.8	29.1	34.6
Restructuring charges, net	—	1.4	—	5.5
Operating income	84.2	133.9	278.0	339.5
Interest expense, net	3.4	4.8	12.4	12.3
Other (income) expense, net	(1.9)	0.0	(2.8)	(7.2)
Income before income taxes	82.7	129.1	268.4	334.4
Income tax expense	21.9	32.4	68.2	68.1
Net income	$60.8	$96.7	$200.2	$266.3

Earnings per share:
Basic	$4.49	$6.98	$14.79	$18.49
Diluted	$4.42	$6.86	$14.57	$18.04

Weighted-average shares outstanding:
Basic	13.55	13.85	13.54	14.40
Diluted	13.77	14.10	13.74	14.76

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$60.8	$96.7	$200.2	$266.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.6)	(1.8)	2.7	(3.7)
Reclassification of foreign currency translation adjustments due to sale of a business, net of tax (1)	—	—	—	9.5
Change in fair value of cash flow hedge, net of tax (1)	—	0.0	—	0.1
Pension liability adjustments, net of tax (1)	0.3	0.0	(0.3)	6.4
Reclassification adjustment on settlement of a pension plan, net of tax (1)	(1.2)	—	(1.9)	(7.0)
Other comprehensive income (loss)	(2.5)	(1.8)	0.5	5.3
Total comprehensive income (loss)	$58.3	$94.9	$200.7	$271.6
(1) Amounts shown are net of tax impacts, if any, which for the three and nine months ended September 30, 2023, were $0.1 million and $0.0 million, respectively, for pension liability adjustments and $(0.5) million and $(0.8) million, respectively, for the reclassification adjustment on settlement of a pension plan. For the nine months ended September 30, 2022, the tax impacts were $2.0 million for the reclassification of foreign currency translation adjustments due to sale of a business, $2.2 million for pension liability adjustments and $(4.0) million for the reclassification adjustment on settlement of a pension plan.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value, unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$40.2	$40.6
Accounts receivable, less allowances of $21.5 and $26.7, respectively	756.9	889.6
Inventories	455.8	423.9
Other current assets	100.7	103.7
Total current assets	1,353.6	1,457.8
Property and equipment (net of accumulated depreciation and amortization of $332.3 and $325.5, respectively)	127.6	127.5
Goodwill	96.3	96.3
Other intangibles, net	32.4	35.6
Deferred income tax assets	25.4	29.0
Other non-current assets	360.1	343.4
Total assets	$1,995.4	$2,089.6
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$434.4	$452.9
Accrued payroll and benefits	55.9	106.2
Other accrued liabilities	165.2	154.1
Current portion of debt	13.7	13.4
Total current liabilities	669.2	726.6
Long-term debt, net of current portion	61.2	264.8
Defined benefit pension obligations	0.8	0.4
Other non-current liabilities	326.7	341.7
Total liabilities	1,057.9	1,333.5
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; shares issued - 17,547,883 and 17,480,105, respectively; shares outstanding - 13,551,081 and 13,483,303, respectively	0.2	0.2
Additional paid-in capital	619.4	613.1
Accumulated earnings	647.2	472.6
Accumulated other comprehensive loss	(12.2)	(12.7)
Treasury stock at cost - 3,996,802 and 3,996,802 shares, respectively	(317.1)	(317.1)
Total shareholders' equity	937.5	756.1
Total liabilities and shareholders' equity	$1,995.4	$2,089.6

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$200.2	$266.3
Depreciation and amortization	29.1	34.6
Amortization and write-off of deferred financing fees	1.2	1.2
Net (gains) losses on disposition of assets and sale of businesses	0.1	(33.7)
Provision for expected credit losses	(1.8)	2.6
Deferred income tax provision (benefit)	4.6	(6.7)
Stock-based compensation	9.9	7.7
Other non-cash items, net	(2.7)	(7.5)
Changes in operating assets and liabilities
Accounts receivable	134.9	(66.1)
Inventories	(30.2)	(51.5)
Other current assets	6.7	(5.5)
Accounts payable	12.0	40.5
Accrued payroll and benefits	(57.5)	(19.0)
Other accrued liabilities	18.4	(1.3)
Other	(35.6)	(2.7)
Net cash provided by (used for) operating activities	289.3	158.9
Investing activities
Property and equipment additions	(10.7)	(18.1)
Proceeds from asset sales and sale of businesses, net of cash transferred	0.7	158.2
Proceeds from insurance related to property and equipment	0.1	3.3
Net cash provided by (used for) investing activities	(9.9)	143.4
Financing activities
Change in book overdrafts	(31.9)	12.3
Borrowings of long-term debt	3,946.1	4,713.1
Repayments of long-term debt	(4,153.4)	(4,799.4)
Payments under right-of-use finance leases	(7.3)	(9.1)
Payments under vendor-based financing arrangements	(3.4)	(3.2)
Purchase of treasury stock	—	(200.0)
Impact of tax withholding on share-based compensation	(3.6)	(30.0)
Dividends paid to shareholders	(25.6)	—
Other	(0.6)	(0.2)
Net cash provided by (used for) financing activities	(279.7)	(316.5)
Effect of exchange rate changes on cash	(0.1)	(1.3)
Net change in cash and cash equivalents	(0.4)	(15.5)
Cash and cash equivalents at beginning of period	40.6	49.3
Cash and cash equivalents at end of period	$40.2	$33.8
Supplemental cash flow information
Cash paid for income taxes, net of refunds	$69.1	$78.7
Cash paid for interest	11.0	10.7
Non-cash investing and financing activities
Non-cash additions to property and equipment for right-of-use finance leases and vendor-based financing arrangements	$15.2	$18.6
Non-cash additions to other non-current assets for right-of-use operating leases	54.2	38.7
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITIV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, unaudited)

	2023
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	17.5	$0.2	$613.1	$472.6	$(12.7)	(4.0)	$(317.1)	$756.1
Net income				68.7				68.7
Other comprehensive income (loss)					2.8			2.8
Stock-based compensation			1.8					1.8
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	(3.6)					(3.6)
Dividends				(8.5)				(8.5)
Balance at March 31, 2023	17.5	$0.2	$611.3	$532.8	$(9.9)	(4.0)	$(317.1)	$817.3
Net income				70.7				70.7
Other comprehensive income (loss)					0.2			0.2
Stock-based compensation			3.6					3.6
Issuance of common stock, net of stock received for minimum tax withholdings	0.1	0.0	0.0					0.0
Dividends				(8.5)				(8.5)
Balance at June 30, 2023	17.6	$0.2	$614.9	$595.0	$(9.7)	(4.0)	$(317.1)	$883.3
Net income				60.8				60.8
Other comprehensive income (loss)					(2.5)			(2.5)
Stock-based compensation			4.5					4.5
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	0.0					0.0
Dividends				(8.6)				(8.6)
Balance at September 30, 2023	17.6	$0.2	$619.4	$647.2	$(12.2)	(4.0)	$(317.1)	$937.5
(1) Accumulated other comprehensive loss.

	2022
	Common Stock Issued		Additional Paid-in Capital	Accumulated Earnings	AOCL (1)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	17.0	$0.2	$633.8	$143.2	$(24.3)	(2.4)	$(117.1)	$635.8
Net income				78.5				78.5
Other comprehensive income (loss)					2.6			2.6
Stock-based compensation			2.8					2.8
Issuance of common stock, net of stock received for minimum tax withholdings	0.5	0.0	(29.5)					(29.5)
Treasury stock purchases						(0.1)	(10.4)	(10.4)
Balance at March 31, 2022	17.5	$0.2	$607.1	$221.7	$(21.7)	(2.5)	$(127.5)	$679.8
Net income				91.1				91.1
Other comprehensive income (loss)					4.5			4.5
Stock-based compensation			3.1					3.1
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	(0.2)					(0.2)
Treasury stock purchases						(0.7)	(94.4)	(94.4)
Balance at June 30, 2022	17.5	$0.2	$610.0	$312.8	$(17.2)	(3.2)	$(221.9)	$683.9
Net income				96.7				96.7
Other comprehensive income (loss)					(1.8)			(1.8)
Stock-based compensation			1.8					1.8
Issuance of common stock, net of stock received for minimum tax withholdings	0.0	0.0	(0.3)					(0.3)
Treasury stock purchases						(0.8)	(95.2)	(95.2)
Balance at September 30, 2022	17.5	$0.2	$611.5	$409.5	$(19.0)	(4.0)	$(317.1)	$685.1
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

On August 6, 2023, the Company entered into a definitive merger agreement to be acquired by affiliates of Clayton, Dubilier & Rice, LLC. On October 17, 2023, the Company's shareholders voted to adopt and approve the merger agreement dated August 6, 2023.

On September 1, 2022, the Company sold its logistics solutions business. On May 2, 2022, the Company sold its Veritiv Canada, Inc. business. These two sales did not represent strategic shifts that will have a major effect on the Company's operations or financial results and they did not meet the requirements to be classified as discontinued operations. See Note 13, Merger and Divestitures, for additional information.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete set of annual audited financial statements. The accompanying unaudited financial information should be read in conjunction with the Consolidated Financial Statements and Notes contained in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") for the year ended December 31, 2022. In the opinion of management, all adjustments, including normal recurring accruals and other adjustments, considered necessary for a fair presentation of the interim financial information have been included. The operating results for the interim periods are not necessarily indicative of results for the full year, particularly in light of the Company's divestitures. These financial statements include all of the Company's subsidiaries. All significant intercompany transactions between Veritiv's businesses have been eliminated.

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

Customer product returns are estimated based on historical experience and the identification of specific events necessitating an adjustment. The estimated return value is recognized as a reduction of gross sales and related cost of products sold. The estimated inventory returns value is recognized as part of inventories, while the estimated customer refund liability is recognized as part of other accrued liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, estimated inventory returns were not significant.

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

See the table below for a year-to-date summary of the changes to the customer contract liabilities balance:

	Customer Contract Liabilities
(in millions)	2023	2022
Balance at January 1,	$16.1	$21.8
Payments received	38.9	39.7
Revenue recognized from beginning of year balance	(14.2)	(17.2)
Revenue recognized from current year receipts	(27.2)	(24.3)
Other adjustments (1)	—	(0.9)
Balance at September 30,	$13.6	$19.1
(1) Reflects liabilities removed as part of the sale of a business. See Note 13, Merger and Divestitures, for information related to the Company's divestitures.

Historically, the Company's ten largest customers have generated approximately 10% - 15% of its consolidated annual net sales. Veritiv's principal markets are concentrated primarily across North America. Approximately 97% of its reported net sales for the three and nine months ended September 30, 2023 were generated in the U.S. Veritiv evaluated the nature of the products and services provided to its customers as well as the nature of the customer and the geographical distribution of its customer base and determined that the best representative level of disaggregated revenue is the product category basis. The following is a brief description of the Company's three reportable segments, organized by major product category. This segment structure is consistent with the way the Chief Operating Decision Maker, who is Veritiv's Chief Executive Officer, makes operating decisions and manages the growth and profitability of the Company's business. The Company also has a Corporate & Other category, which includes certain assets and costs not primarily attributable to any of the reportable segments. Prior to its divestiture in September 2022, the Company's logistics solutions business, which provided transportation and warehousing solutions, was also included in Corporate & Other.

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

Credit Losses and Other Allowances

The components of the accounts receivable allowances were as follows:

(in millions)	September 30, 2023	December 31, 2022
Allowance for credit losses	$12.5	$17.7
Other allowances(1)	9.0	9.0
Total accounts receivable allowances	$21.5	$26.7
(1) Includes amounts reserved for credit memos, customer discounts, customer short pays and other miscellaneous items.

Below is a year-to-date rollforward of the Company’s allowance for credit losses:

	Packaging and Facility Solutions	Print Solutions - High Risk	Print Solutions - Medium/Low Risk
(in millions)	U.S.	U.S.	U.S.	Rest of world	Total
Balance at December 31, 2022	$12.8	$2.7	$1.6	$0.6	$17.7
Add / (Deduct):
Provision for expected credit losses	(0.7)	0.7	(0.4)	0.0	(0.4)
Write-offs charged against the allowance	(3.6)	(0.1)	(0.4)	(0.2)	(4.3)
Recoveries of amounts previously written off	0.3	0.1	0.1	—	0.5
Other adjustments(1)	—	(1.0)	—	0.0	(1.0)
Balance at September 30, 2023	$8.8	$2.4	$0.9	$0.4	$12.5
(1) Other adjustments represent amounts reserved for foreign currency translation adjustments and reserves for certain customer accounts where revenue is not recognized because collectability is not probable. These adjustments may also include accounts receivable allowances recorded in connection with acquisitions and divestitures.

Additionally, for the nine months ended September 30, 2023 and 2022, the Company recognized $(1.4) million and $(0.7) million, respectively, in the provision for expected credit losses related to its notes receivable. At September 30, 2023 and December 31, 2022, the Company held $0.1 million and $0.1 million, respectively, in notes receivable, the majority of which is reflected within other non-current assets on the Condensed Consolidated Balance Sheets.

3. LEASES

The Company leases certain property and equipment used for operations to limit its exposure to risks related to ownership. The major leased asset categories include: real estate, delivery equipment, material handling equipment and computer and office equipment. As of September 30, 2023, the Company operated from approximately 95 distribution centers of which approximately 90 were leased. These facilities are strategically located throughout the U.S. and Mexico in order to efficiently serve the customer base in the surrounding areas while also facilitating expedited delivery services for special orders. The Company also leases various office spaces for corporate and sales functions.

The components of lease expense were as follows:

(in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Classification	Financial Statement Classification	2023	2022	2023	2022
Short-term lease expense(1)	Operating expenses	$1.3	$0.8	$4.4	$2.4

Operating lease expense(2)	Operating expenses	$22.3	$21.2	$65.6	$69.3

Finance lease expense:
Amortization of right-of-use assets	Depreciation and amortization	$2.7	$2.6	$8.0	$9.1
Interest expense	Interest expense, net	0.5	0.4	1.3	1.5
Total finance lease expense		$3.2	$3.0	$9.3	$10.6

Total Lease Cost		$26.8	$25.0	$79.3	$82.3
(1) Short-term lease expense is comprised of expenses related to leases with a term of twelve months or less, which includes expenses related to month-to-month leases.
(2) Sublease income and variable lease expense are not included in the above table as the amounts were not significant for the periods presented.

Supplemental balance sheets and other information were as follows:

(in millions, except weighted-average data)		September 30, 2023	December 31, 2022
Lease Classification	Financial Statement Classification
Operating Leases:
Operating lease right-of-use assets	Other non-current assets	$305.7	$304.3

Operating lease obligations - current	Other accrued liabilities	$72.1	$67.9
Operating lease obligations - non-current	Other non-current liabilities	262.0	266.0
Total operating lease obligations		$334.1	$333.9

Weighted-average remaining lease term in years		5.2	5.9
Weighted-average discount rate		5.0%	4.6%

Finance Leases:
Finance lease right-of-use assets	Property and equipment	$37.0	$29.7

Finance lease obligations - current	Current portion of debt	$9.2	$8.8
Finance lease obligations - non-current	Long-term debt, net of current portion	31.3	24.1
Total finance lease obligations		$40.5	$32.9

Weighted-average remaining lease term in years		4.4	3.7
Weighted-average discount rate		5.2%	4.2%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in millions)		Nine Months Ended September 30,
Lease Classification	Financial Statement Classification	2023	2022
Operating Leases:
Operating cash flows from operating leases	Operating activities	$65.8	$70.3

Finance Leases:
Operating cash flows from finance leases	Operating activities	$1.3	$1.5
Financing cash flows from finance leases	Financing activities	7.3	9.1

Lease Commitments

Future minimum lease payments at September 30, 2023 were as follows:

(in millions)	Finance Leases	Operating Leases (1)
2023 (excluding the nine months ended September 30, 2023)	$2.9	$22.0
2024	10.9	86.0
2025	10.4	75.5
2026	7.7	69.2
2027	5.0	50.1
2028	3.7	30.4
Thereafter	5.8	46.2
Total future minimum lease payments	46.4	379.4
Amount representing interest	(5.9)	(45.3)
Total future minimum lease payments, net of interest	$40.5	$334.1
(1) Future sublease income of $1.3 million is excluded from the operating leases amount in the table above.

Total future minimum lease payments at September 30, 2023 for finance and operating leases, including the amount representing interest, are comprised of $378.2 million for real estate leases and $47.6 million for non-real estate leases.

At September 30, 2023, the Company had committed to additional future obligations of approximately $49.3 million for a real estate operating lease that has not yet commenced and therefore is not included in the table above. This lease is expected to commence within the next six months with a lease term of approximately ten years.

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

The following table presents a summary of restructuring charges, net, showing the cumulative amounts since the initiatives began:

(in millions)	Severance and Related Costs	Other Direct Costs	(Gain) Loss on Sale of Assets and Other	Total
Cumulative	$41.4	$36.6	$(8.4)	$69.6

The following is a summary of the Company's 2020 Restructuring Plan liability activity for the current year:

(in millions)	Severance and Related Costs	Other Direct Costs	Total
Balance at December 31, 2022	$0.9	$2.3	$3.2
Payments	(0.4)	(0.3)	(0.7)
Other non-cash items	(0.1)	0.0	(0.1)
Balance at March 31, 2023	0.4	2.0	2.4
Payments	(0.1)	(0.9)	(1.0)
Balance at June 30, 2023	0.3	1.1	1.4
Payments	(0.1)	(0.3)	(0.4)
Balance at September 30, 2023	$0.2	$0.8	$1.0

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

5. DEBT

The Company's debt obligations were as follows:

(in millions)	September 30, 2023	December 31, 2022
Asset-Based Lending Facility (the "ABL Facility")	$22.0	$229.2
Commercial card program	1.0	1.6
Vendor-based financing arrangements	11.4	14.5
Finance leases	40.5	32.9
Total debt	74.9	278.2
Less: current portion of debt	(13.7)	(13.4)
Long-term debt, net of current portion	$61.2	$264.8

ABL Facility

On March 17, 2023, the Company amended its ABL Facility to, among other things, replace LIBOR provisions with analogous SOFR provisions. The Company completed the full transition to Term SOFR in the second quarter of 2023. All other significant terms remained substantially the same. The ABL Facility has aggregate commitments of $1.1 billion, a maturity date of May 20, 2026 and interest rates which are based on Term SOFR or the prime rate plus a margin rate. Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of September 30, 2023, the available additional borrowing capacity under the ABL Facility was approximately $820.2 million. As of September 30, 2023, the Company held $8.1 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At September 30, 2023, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

Commercial Card Program

The Company has a commercial purchasing card program that is used for business purpose purchasing and must be paid in-full monthly. At September 30, 2023, the card carried a maximum credit limit of $37.5 million. The net change in the outstanding balance is included in other financing activities on the Condensed Consolidated Statements of Cash Flows.

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

6. INCOME TAXES

The Company calculated the expense for income taxes during the three and nine months ended September 30, 2023 and 2022, by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income (pre-tax income excluding unusual or infrequently occurring discrete items) for the reporting periods.

The following table presents the Company's expense for income taxes and the effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Income before income taxes	$82.7	$129.1	$268.4	$334.4
Income tax expense	21.9	32.4	68.2	68.1
Effective tax rate	26.5%	25.1%	25.4%	20.4%

The difference between the Company's effective tax rates for the three and nine months ended September 30, 2023 and 2022 and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), vesting of stock compensation and non-deductible expenses. Additionally, the effective tax rates for the three and nine months ended September 30, 2022 include a tax benefit on the disposition of the Company's investment in a foreign subsidiary.

7. DEFINED BENEFIT PLANS

Veritiv maintains an open defined benefit pension plan in the U.S. for employees covered by certain collectively bargained agreements. Veritiv formerly maintained a defined benefit plan in the U.S., which included frozen cash balance accounts for certain former Unisource employees. The Company also formerly maintained similar plans for Canadian employees prior to the sale of Veritiv Canada, Inc. No other employees participate in Veritiv-sponsored defined benefit pension plans.

Effective December 1, 2021, the Company divided the U.S. Veritiv Pension Plan by establishing a new Veritiv Hourly Pension Plan to provide benefits to certain employees who were accruing a benefit under the U.S. Veritiv Pension Plan pursuant to the terms of a collective bargaining agreement. In support of its previously announced intention to terminate and settle the U.S. Veritiv Pension Plan, the Company used a portion of the plan assets to settle approximately half of its obligations through payments to qualified plan participants who elected lump sum distributions during the first half of 2023. During the second quarter of 2023, the Company recognized a gain of approximately $1.0 million on the settlement of these obligations, which was included in other (income) expense, net on the Condensed Consolidated Statement of Operations. During the third quarter of 2023, the Company settled its remaining pension obligation of approximately $25.4 million related to the U.S. Veritiv Pension Plan by purchasing a group annuity insurance contract. By purchasing an insurance contract using the remaining plan assets, the Company eliminated its obligation related to paying and managing those participants that did not take a lump sum payment and passed the full obligation to the selected insurer. In conjunction with the annuity purchase and obligation settlement, the Company made an additional contribution of $0.4 million to the U.S. Veritiv Pension Plan. The Company ultimately recognized a gain of approximately $1.7 million related to the third quarter transaction, which was included in other (income) expense, net on the Condensed Consolidated Statement of Operations. The Veritiv Hourly Pension Plan will remain open.

During the three months ended June 30, 2022, the Company completed the sale of its Veritiv Canada, Inc. business. As a result of the sale, a pension settlement occurred, which required an interim remeasurement of Veritiv Canada, Inc.'s defined benefit pension plan obligations as of the date of the sale. The Company ultimately recognized a gain of $7.0 million on the settlement of the Veritiv Canada, Inc. defined benefit plans, which was included in other (income) expense, net on the Condensed Consolidated Statement of Operations. See Note 13, Merger and Divestitures, for additional information regarding the sale of Veritiv Canada, Inc.

Total net periodic benefit cost (credit) associated with these plans is summarized below:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
(in millions)	U.S.	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$0.4	$0.3	$(0.2)

Interest cost	$0.2	$0.3	$—
Expected return on plan assets	(0.3)	(0.6)	0.2
Settlement (gain) loss	(1.7)	—	—
Total other components	$(1.8)	$(0.3)	$0.2
Net periodic benefit cost (credit)	$(1.4)	$0.0	$—

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
(in millions)	U.S.	U.S.	Canada
Components of net periodic benefit cost (credit):
Service cost	$1.3	$1.8	$(0.1)

Interest cost	$1.4	$0.9	$(0.4)
Expected return on plan assets	(1.4)	(1.5)	1.0
Settlement (gain) loss	(2.7)	—	(7.0)
Amortization of net (gain) loss	(0.1)	—	(0.1)
Total other components	$(2.8)	$(0.6)	$(6.5)
Net periodic benefit cost (credit)	$(1.5)	$1.2	$(6.6)

The components of net periodic benefit cost (credit) other than the service cost component are included in other (income) expense, net on the Condensed Consolidated Statements of Operations. Amounts are generally amortized from accumulated other comprehensive loss over the expected future working lifetime of active plan participants.

8. FAIR VALUE MEASUREMENTS

At September 30, 2023 and December 31, 2022, the carrying amounts of cash and cash equivalents, receivables, payables, other components of other current assets and other accrued liabilities, and the short-term debt associated with the commercial card program approximate their fair values due to the short maturity of these items. Cash and cash equivalents may include highly-liquid investments with original maturities to the Company of three months or less that are readily convertible into known amounts of cash.

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

A summary of the numerators and denominators used in the basic and diluted earnings per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$60.8	$96.7	$200.2	$266.3

Denominator:
Weighted-average shares outstanding – basic	13.55	13.85	13.54	14.40
Dilutive effect of stock-based awards	0.22	0.25	0.20	0.36
Weighted-average shares outstanding – diluted	13.77	14.10	13.74	14.76

Earnings per share:
Basic	$4.49	$6.98	$14.79	$18.49
Diluted	$4.42	$6.86	$14.57	$18.04

Antidilutive stock-based awards excluded from computation of diluted earnings per share ("EPS")	0.00	0.01	0.00	0.07
Performance stock-based awards excluded from computation of diluted EPS because performance conditions had not been met	0.00	0.04	0.00	0.00

10. SHAREHOLDERS' EQUITY

Dividends

The following table summarizes the Company's dividend declarations and payments made during the current year period. There were no comparable transactions in the prior year period.

Declaration Date	Record Date	Payable Date	Dividend Per Share	Payment (in millions)
February 27, 2023	March 9, 2023	March 31, 2023	$0.63	$8.5
May 8, 2023	May 18, 2023	June 5, 2023	0.63	8.5
August 7, 2023	August 17, 2023	September 13, 2023	0.63	8.6
Total			$1.89	$25.6

If the closing of the Merger (the "Closing") occurs on or before January 1, 2024, no further dividends will be paid. In the event the Closing has not occurred by January 1, 2024, the Company’s Board of Directors may declare a dividend of up to $0.63 per share in January 2024 and may thereafter declare and pay regular quarterly dividends in an amount not to exceed $0.63 per share consistent with past practice until such time as the Closing has occurred. The payment of any such future dividends remains subject to the discretion of the Company's Board of Directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that Veritiv's Board of Directors may deem relevant.

Treasury Stock - Share Repurchase Program

On March 1, 2022, Veritiv announced that its Board of Directors authorized a $200 million share repurchase program (the "2022 Share Repurchase Program"). The 2022 Share Repurchase Program authorizes the Company, from time to time, to purchase shares of its common stock through open market transactions, privately negotiated transactions, forward, derivative or accelerated repurchase transactions, tender offers or otherwise, including Rule 10b5-1 trading plans, in accordance with all applicable securities laws and regulations. The timing and method of any repurchases, which will depend on a variety of market factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors. This authorization may be suspended, terminated, increased or decreased by the Board of Directors at any time. During the three and nine months ended September 30, 2022, the Company completed its repurchases under the 2022 Share Repurchase Program by repurchasing 787,750 and 1,564,420 shares, respectively, of its common stock at a cost of approximately $95.2 million and $200.0 million, respectively, and reaching the program's authorized repurchase limit.

Veritiv Omnibus Incentive Plan

In accordance with the Company's 2014 Omnibus Incentive Plan, as amended and restated as of March 8, 2017, shares of the Company's common stock were issued to plan participants whose Restricted Stock Units, Performance Share Units, Market Condition Performance Share Units and/or non-employee director grants (grants not deferred) vested during those periods. The net share issuance is included on the Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2023 and 2022. The related cash flow impacts are included in financing activities on the Condensed Consolidated Statements of Cash Flows. For additional information related to these plans, refer to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

See the table below for information related to these transactions. Shares issued and recovered during the third quarter of 2023 and 2022 were not significant.

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

The following tables provide the components of AOCL (amounts are shown net of their related income tax effects, if any):

(in millions)	Foreign currency translation adjustments	Retirement liabilities	AOCL
Balance at December 31, 2022	$(16.6)	$3.9	$(12.7)
Unrealized net gains (losses) arising during the period	2.9	(0.1)	2.8
Net current period other comprehensive income (loss)	2.9	(0.1)	2.8
Balance at March 31, 2023	(13.7)	3.8	(9.9)
Unrealized net gains (losses) arising during the period	1.4	(0.4)	1.0
Amounts reclassified from AOCL	—	(0.8)	(0.8)
Net current period other comprehensive income (loss)	1.4	(1.2)	0.2
Balance at June 30, 2023	(12.3)	2.6	(9.7)
Unrealized net gains (losses) arising during the period	(1.6)	0.4	(1.2)
Amounts reclassified from AOCL	—	(1.3)	(1.3)
Net current period other comprehensive income (loss)	(1.6)	(0.9)	(2.5)
Balance at September 30, 2023	$(13.9)	$1.7	$(12.2)

(in millions)	Foreign currency translation adjustments	Retirement liabilities	Interest rate cap	AOCL
Balance at December 31, 2021	$(25.2)	$1.0	$(0.1)	$(24.3)
Unrealized net gains (losses) arising during the period	2.6	0.0	0.0	2.6
Net current period other comprehensive income (loss)	2.6	0.0	0.0	2.6
Balance at March 31, 2022	(22.6)	1.0	(0.1)	(21.7)
Unrealized net gains (losses) arising during the period	(4.5)	6.4	0.1	2.0
Amounts reclassified from AOCL	9.5	(7.0)	0.0	2.5
Net current period other comprehensive income (loss)	5.0	(0.6)	0.1	4.5
Balance at June 30, 2022	(17.6)	0.4	0.0	(17.2)
Unrealized net gains (losses) arising during the period	(1.9)	0.0	0.0	(1.9)
Amounts reclassified from AOCL	0.1	0.0	0.0	0.1
Net current period other comprehensive income (loss)	(1.8)	0.0	0.0	(1.8)
Balance at September 30, 2022	$(19.4)	$0.4	$—	$(19.0)

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various lawsuits, claims and regulatory and administrative proceedings arising out of its business relating to general commercial and contractual matters, governmental regulations, intellectual property rights, labor and employment matters, tax and other actions.

Although the ultimate outcome of any legal proceeding or investigation cannot be predicted with certainty, based on present information, including the Company's assessment of the merits of the particular claim, the Company does not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on its results of operations, financial condition or cash flows, except as described below.

Merger Litigation

On September 18, 2023, and September 28, 2023, respectively, two purported stockholders of Veritiv commenced actions, captioned O’Dell v. Veritiv et al., Case No. 1:23-cv-08212 (S.D.N.Y.) and Welsh v. Veritiv et al., No. 1:23-cv-08554 (S.D.N.Y.), in the United States District Court for the Southern District of New York. The complaints name Veritiv and the members of the Veritiv Board of Directors as defendants. The complaints assert claims under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934 challenging the adequacy of disclosures relating to the proposed acquisition of Veritiv by affiliates of Clayton, Dubilier & Rice, LLC made in the definitive proxy statement filed with the SEC on September 18, 2023. The complaints seek, among other relief, an injunction preventing the parties from consummating the proposed transaction, damages in the event the transaction is consummated, and an award of attorneys’ fees. Veritiv specifically denies all allegations in the complaints that any additional disclosure was or is required and believes the claims asserted in the lawsuits are without merit. Two similar previously disclosed actions were voluntarily dismissed.

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

Teamsters Pension Trust Fund of Philadelphia and Vicinity

During the fourth quarter of 2022, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a complete withdrawal from the Teamsters Pension Trust Fund of Philadelphia and Vicinity to take effect on December 31, 2024, and recognized an estimated complete withdrawal liability of $4.9 million as of December 31, 2022, which was unchanged as of September 30, 2023. The withdrawal charge was recorded in distribution expenses as it was not related to a restructuring activity. As of September 30, 2023, the Company has not yet received the determination letter for the complete withdrawal from the Teamsters Pension Trust Fund of Philadelphia and Vicinity. The Company expects that payments will occur over an approximate 19-year period.

Minneapolis Food Distributors Ind Pension Plan

During the fourth quarter of 2021, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a complete withdrawal from the Minneapolis Food Distributors Ind Pension Plan to take effect on July 31, 2022, and recognized an estimated complete withdrawal liability of $0.5 million as of December 31, 2021 in distribution expenses, as it was not related to a restructuring activity. During the first quarter of 2023, the Company received the determination letter and recognized a final withdrawal liability of $0.6 million, which was $0.1 million more than the previously recognized distribution expense. The Company expects to make quarterly payments over an approximate four-year period; payments began in the second quarter of 2023.

Western Pennsylvania Teamsters and Employers Pension Fund

During the first quarter of 2020, Veritiv negotiated the complete withdrawal from the Western Pennsylvania Teamsters and Employers Pension Fund (the "Western Pennsylvania Fund"), a MEPP related to the second bargaining unit at its Warrendale, Pennsylvania location and recognized an estimated complete withdrawal liability of $7.1 million in distribution expenses, as it was not related to a restructuring activity. During the third quarter of 2023, the Company received the determination letter and recognized a final withdrawal liability of $5.4 million, which was $1.7 million less than the previously recognized distribution expense. The Company expects to make monthly payments over an approximate 15-year period beginning in the fourth quarter of 2023.

During the second quarter of 2019, in the course of negotiations for a collective bargaining agreement, Veritiv negotiated a partial withdrawal from the Western Pennsylvania Fund and recognized an estimated partial withdrawal liability of $6.5 million in distribution expenses, as it was not related to a restructuring activity. During the third quarter of 2023, the Company received the determination letter and recognized a final partial withdrawal liability of $5.9 million, which was $0.6 million less than the previously recognized distribution expense. The Company expects to make monthly payments over an approximate 20-year period beginning in the fourth quarter of 2023.

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

(in millions)	Packaging	Facility Solutions	Print Solutions	Total Reportable Segments	Corporate & Other	Total
Three Months Ended September 30, 2023
Net sales	$890.3	$183.6	$387.1	$1,461.0	$—	$1,461.0
Adjusted EBITDA	108.1	17.6	26.7	152.4	(44.2)
Depreciation and amortization	5.3	1.3	1.2	7.8	1.6	9.4

Three Months Ended September 30, 2022
Net sales	$988.1	$180.1	$616.6	$1,784.8	$19.3	$1,804.1
Adjusted EBITDA	115.1	15.6	64.3	195.0	(53.7)
Depreciation and amortization	5.4	1.2	1.0	7.6	3.2	10.8
Restructuring charges, net	0.9	0.2	0.2	1.3	0.1	1.4

Nine Months Ended September 30, 2023
Net sales	$2,692.6	$551.1	$1,184.8	$4,428.5	$—	$4,428.5
Adjusted EBITDA	313.4	50.7	87.9	452.0	(127.8)
Depreciation and amortization	15.9	3.7	3.5	23.1	6.0	29.1

Nine Months Ended September 30, 2022
Net sales	$2,992.8	$605.3	$1,806.4	$5,404.5	$78.4	$5,482.9
Adjusted EBITDA	320.9	45.0	179.4	545.3	(148.2)
Depreciation and amortization	17.2	4.1	3.2	24.5	10.1	34.6
Restructuring charges, net	3.4	0.7	1.3	5.4	0.1	5.5

The table below presents a reconciliation of net income as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income	$60.8	$96.7	$200.2	$266.3
Interest expense, net	3.4	4.8	12.4	12.3
Income tax expense	21.9	32.4	68.2	68.1
Depreciation and amortization	9.4	10.8	29.1	34.6
Restructuring charges, net	—	1.4	—	5.5
Gain on sale of businesses	—	(18.6)	—	(28.6)
Facility closure charges, including (gain) loss from asset disposition	0.2	1.9	0.2	1.0
Stock-based compensation	4.5	1.8	9.9	7.7
LIFO reserve (decrease) increase	(2.6)	7.3	(8.6)	30.1
Non-restructuring severance charges	0.4	0.5	0.5	2.0
Non-restructuring pension charges (benefits)	(4.1)	—	(4.9)	(7.0)
Other (1)	14.3	2.3	17.2	5.1
Adjustment for Corporate & Other	44.2	53.7	127.8	148.2
Adjusted EBITDA for reportable segments	$152.4	$195.0	$452.0	$545.3
(1) For the three and nine months ended September 30, 2023, Other includes approximately $14.0 million and $14.3 million, respectively, of costs incurred related to the pending acquisition by Clayton, Dubilier & Rice, LLC, as further described in Note 13, Merger and Divestitures.

In February 2021, a Veritiv warehouse incurred significant damage as a result of a severe weather event, which included damage to the building structure and contents, as well as a loss of inventory. The total amount of the incurred loss and restoration cost is currently estimated to be approximately $13 million, the majority of which is expected to be covered by the Company's various insurance policies. From the date of the incident, a total net benefit of $2.8 million has been recognized in selling and administrative expenses on the Company's statements of operations, of which $0.1 million of expense and $3.2 million of benefit was recognized for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company received $0.1 million and $3.3 million, respectively, in reimbursements related to the structural damage, which is reported as proceeds from insurance related to property and equipment on the Condensed Consolidated Statement of Cash Flows. Insurance proceeds not related to the structural damage are reported as cash flows from operating activities.
13. MERGER AND DIVESTITURES

Definitive Merger Agreement

On August 6, 2023, Veritiv entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Verde Purchaser, LLC, a Delaware limited liability company ("Parent") that is affiliated with Clayton, Dubilier & Rice, LLC, and Verde Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent ("Merger Subsidiary"). Upon the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into the Company (the "Merger") with the Company surviving the Merger as a wholly-owned subsidiary of Parent.

At the effective time of the Merger, each issued and outstanding share of Common Stock, par value $0.01 per share of the Company (other than (i) shares held by a holder who is entitled to demand and properly demands appraisal of such shares in accordance with Section 262 of the Delaware General Corporation Law and (ii) shares held by the Company, Parent or any of their respective subsidiaries), will be cancelled and converted into the right to receive $170 per share in cash, without interest.

On October 17, 2023, the Company's shareholders voted to adopt and approve the Merger Agreement.

The Merger is subject to the satisfaction or waiver (where permitted by applicable law) of a number of customary closing conditions and is currently expected to close during the fourth quarter of 2023.

The Company has incurred and will incur certain significant costs relating to the Merger, such as legal, accounting, financial advisory and other professional services fees. In the event that the Merger Agreement is terminated under certain circumstances, the Company may also be required to pay a cash termination fee to Parent of approximately $75 million. If the Merger Agreement is terminated under certain other circumstances, Parent may be required to pay or cause to be paid to the Company a cash termination fee of approximately $149 million.

Additional information about the Merger is set forth in our Current Report on Form 8-K filed with the SEC on August 7, 2023, our definitive proxy statement filed with the SEC on September 18, 2023 and other filings made with the SEC.

Divestitures

Logistics solutions business

On September 1, 2022, the Company sold its logistics solutions business, which provided transportation and warehousing solutions to customers in the U.S., to FitzMark, LLC for a purchase price of $19 million in cash payable at closing, subject to certain customary adjustments. The Company recognized an initial pre-tax gain of approximately $10.3 million in the third quarter of 2022, which is included in gain on sale of businesses on the Condensed Consolidated Statements of Operations. The Company received initial net cash proceeds of approximately $18.3 million in the third quarter of 2022, reflecting the purchase price adjusted for target working capital, escrow withholdings and transaction fees. The net cash proceeds are reported as proceeds from asset sales and sale of businesses, net of cash transferred, in the investing activities section of the Condensed Consolidated Statements of Cash Flows. As of December 31, 2022, the Company had recognized a total pre-tax gain of approximately $11.0 million and net cash proceeds of approximately $18.0 million related to the sale of the Company's logistics solutions business. The Company used the proceeds to support the 2022 Share Repurchase Program, to pay down outstanding debt and to fund capital priorities and growth initiatives. Upon closing of the sale, Veritiv’s approximately 60 employees in its logistics solutions business became employees of FitzMark, LLC. The sale did not represent a strategic shift that will have a major effect on the Company's operations or financial results and it did not meet the requirements to be classified as a discontinued operation. The financial results of this business are included in the Corporate & Other category of reported results in Note 12, Segment and Other Information.

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

Factors that could cause actual results to differ materially from current expectations include the risks and other factors described under "Risk Factors" and elsewhere in our Annual Report on Form 10-K and in the Company's other publicly available reports filed with the Securities and Exchange Commission ("SEC"). Such risks and other factors, which in some instances are beyond the Company's control, include: the industry-wide decline in demand for paper and related products; increased competition from existing and non-traditional sources; procurement and other risks in obtaining packaging, facility products and paper from our suppliers for resale to our customers; changes in prices for raw materials; changes in trade policies and regulations; increases in the cost of fuel and third-party freight and the availability of third-party freight providers; the loss of multiple significant customers; adverse developments in general business and economic conditions that could impair our ability to use net operating loss carryforwards and other deferred tax assets; our ability to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties; our ability to attract, train and retain appropriately qualified employees; our pension and health care costs and participation in multi-employer pension, health and welfare plans; the effects of work stoppages, union negotiations and labor disputes; our ability to generate sufficient cash to service our debt; our ability to comply with the covenants contained in our debt agreements; costs to comply with laws, rules and regulations, including environmental, health and safety laws, and to satisfy any liability or obligation imposed under such laws; our ability to adequately address environmental, social and governance matters; changes in tax laws; adverse results from litigation, governmental investigations or audits, or tax-related proceedings or audits; regulatory changes and judicial rulings impacting our business; the impact of adverse developments in general business and economic conditions as well as conditions in the global capital and credit markets on demand for our products and services, our business including our international operations, and our customers; foreign currency fluctuations; inclement weather, widespread outbreak of a pandemic or other health emergency, anti-terrorism measures and other disruptions to our supply chain, distribution system and operations; our dependence on a variety of information technology and telecommunications systems and the Internet; our reliance on third-party vendors for various services; cybersecurity risks; and other events of which we are presently unaware or that we currently deem immaterial that may result in unexpected adverse operating results.

Other risks and uncertainties include, but are not limited to, uncertainties relating to the proposed merger between the Company and affiliates of Clayton, Dubilier & Rice, LLC (the "Merger") as described in Note 13 (Merger and Divestitures), including: uncertainties as to the timing of the Merger; risks related to the satisfaction of the conditions to closing the Merger in the anticipated timeframe or at all; the risk that any announcements relating to the Merger could have adverse effects on the market price of the Company’s common stock; disruption from the Merger making it more difficult to maintain business and operational relationships, including retaining and hiring key personnel; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including in certain circumstances requiring the Company to pay a termination fee; risks related to disruption of management’s attention from the Company’s ongoing business operations due to the Merger; significant transaction costs; and the risk of litigation and/or regulatory actions related to the Merger.

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

The following discussion of the Company's financial condition and results of operations for the three and nine months ended September 30, 2023 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

Executive Overview

Definitive Merger Agreement

On August 6, 2023, the Company entered into a definitive merger agreement to be acquired by affiliates of Clayton, Dubilier & Rice, LLC. At the effective time of the Merger, each issued and outstanding share of Common Stock, par value $0.01 per share of the Company (other than (i) shares held by a holder who is entitled to demand and properly demands appraisal of such shares in accordance with Section 262 of the Delaware General Corporation Law and (ii) shares held by the Company, Parent or any of their respective subsidiaries), will be cancelled and converted into the right to receive $170 per share in cash, without interest. On October 17, 2023, the Company's shareholders voted to adopt and approve the Merger Agreement. The Merger is subject to the satisfaction or waiver (where permitted by applicable law) of a number of customary closing conditions and is currently expected to close during the fourth quarter of 2023. Upon the completion of the transaction, Veritiv will become a privately held company and shares of Veritiv common stock will no longer be listed on any public markets.

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

On September 1, 2022, the Company sold its logistics solutions business, which provided transportation and warehousing solutions to customers in the U.S. On May 2, 2022, the Company sold its Veritiv Canada, Inc. business. The sale included substantially all of the Company's facility solutions and print operations in Canada, and a majority of the Company's Canada-based packaging business, which primarily served food service customers. These divestitures allow Veritiv to continue to shift its portfolio to focus on its core packaging business, with an emphasis on higher growth, higher margin businesses, and further invest in building on its industry-leading capabilities. This report includes the financial results of the Company's logistics solutions business and the Veritiv Canada, Inc. business for their respective partial year of 2022 based on their respective sale dates.

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

Results of Operations, Including Business Segments

The following discussion compares the consolidated operating results of Veritiv for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$1,461.0	$1,804.1	$(343.1)	(19.0)%	$4,428.5	$5,482.9	$(1,054.4)	(19.2)%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,098.3	1,388.3	(290.0)	(20.9)%	3,339.0	4,254.6	(915.6)	(21.5)%
Distribution expenses	85.2	93.4	(8.2)	(8.8)%	263.6	303.8	(40.2)	(13.2)%
Selling and administrative expenses	183.9	194.9	(11.0)	(5.6)%	518.8	573.5	(54.7)	(9.5)%
Gain on sale of businesses	—	(18.6)	(18.6)	(100.0)%	—	(28.6)	(28.6)	(100.0)%
Depreciation and amortization	9.4	10.8	(1.4)	(13.0)%	29.1	34.6	(5.5)	(15.9)%
Restructuring charges, net	—	1.4	(1.4)	(100.0)%	—	5.5	(5.5)	(100.0)%
Operating income	84.2	133.9	(49.7)	(37.1)%	278.0	339.5	(61.5)	(18.1)%
Interest expense, net	3.4	4.8	(1.4)	(29.2)%	12.4	12.3	0.1	0.8%
Other (income) expense, net	(1.9)	0.0	(1.9)	*	(2.8)	(7.2)	4.4	61.1%
Income before income taxes	82.7	129.1	(46.4)	(35.9)%	268.4	334.4	(66.0)	(19.7)%
Income tax expense	21.9	32.4	(10.5)	(32.4)%	68.2	68.1	0.1	0.1%
Net income	$60.8	$96.7	$(35.9)	(37.1)%	$200.2	$266.3	$(66.1)	(24.8)%
* not meaningful

The tables below provide reconciliations of Veritiv's reported net sales, calculated in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), to its organic sales, which is a non-GAAP financial measure. Organic sales is defined by the Company as: net sales on an average daily sales basis, excluding revenue from sold businesses and revenue from acquired businesses for a period of 12 months after the Company completes the acquisition. The Company believes presenting organic sales will help investors better compare period-over-period results. Other companies in the industry may calculate organic sales differently than Veritiv does, limiting its usefulness as a comparative measure. For the three and nine months ended September 30, 2023, there was one less selling day in 2023 as compared to the prior year period.

	Three Months Ended September 30,
	Total Company		Packaging		Facility Solutions		Print Solutions		Corporate & Other
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Reported net sales	$1,461.0	$1,804.1	$890.3	$988.1	$183.6	$180.1	$387.1	$616.6	$—	$19.3
Impact of change in selling days (1)	23.3	—	14.2	—	2.9	—	6.2	—	—	—
Net sales (on an average daily sales basis)	1,484.3	1,804.1	904.5	988.1	186.5	180.1	393.3	616.6	—	19.3
Business divestiture (2)	—	(19.3)	—	—	—	—	—	—	—	(19.3)
Organic sales	$1,484.3	$1,784.8	$904.5	$988.1	$186.5	$180.1	$393.3	$616.6	$—	$—
(1) Adjustment for differences in the number of selling days.
(2) Represents the net sales of the logistics solutions business prior to its divestiture on September 1, 2022.

	Nine Months Ended September 30,
	Total Company		Packaging		Facility Solutions		Print Solutions		Corporate & Other
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Reported net sales	$4,428.5	$5,482.9	$2,692.6	$2,992.8	$551.1	$605.3	$1,184.8	$1,806.4	$—	$78.4
Impact of change in selling days (1)	23.3	—	14.2	—	2.9	—	6.2	—	—	—
Net sales (on an average daily sales basis)	4,451.8	5,482.9	2,706.8	2,992.8	554.0	605.3	1,191.0	1,806.4	—	78.4
Business divestitures (2)	—	(338.2)	—	(100.3)	—	(86.9)	—	(72.6)	—	(78.4)
Organic sales	$4,451.8	$5,144.7	$2,706.8	$2,892.5	$554.0	$518.4	$1,191.0	$1,733.8	$—	$—
(1) Adjustment for differences in the number of selling days.
(2) Represents the net sales of each of the following divested businesses prior to its respective divestiture: Veritiv Canada, Inc. (May 2, 2022) and the logistics solutions business (September 1, 2022).

Net Sales
For the three months ended September 30, 2023, net sales decreased by $343.1 million, or 19.0%, and organic sales decreased by $300.5 million, or 16.8%. The decrease in net sales resulting from the divestiture of the logistics solutions business for the three months ended September 30, 2023, was $19.3 million. Net sales decreased in the Print Solutions and Packaging reportable segments with Print Solutions responsible for a majority of the total decline. The decrease in net sales was primarily due to lower volumes partially offset by higher market prices. Throughout the third quarter of 2023, net sales were negatively impacted by lower demand in the Print Solutions and Packaging segments as well as customer inventory destocking in the Print Solutions segment. Management expects weak underlying demand in the print industry to continue in the fourth quarter of 2023. Overall uncertain macroeconomic conditions may lead to a continued slow-down of broader market demand in the fourth quarter of 2023. See the "Segment Results" section for additional discussion.

For the nine months ended September 30, 2023, net sales decreased by $1,054.4 million, or 19.2%, and organic sales decreased by $692.9 million, or 13.5%. The decrease in net sales resulting from the divestitures of the Canadian and logistics solutions businesses for the nine months ended September 30, 2023, was $259.8 million and $78.4 million, respectively. After adjusting for the impact of the divestiture of the Canadian business, net sales decreased in the Print Solutions and Packaging reportable segments with Print Solutions responsible for a majority of the total decline. The decrease in net sales was primarily due to lower volumes partially offset by higher market prices. Throughout the first nine months of 2023, net sales were negatively impacted by lower demand and customer inventory destocking, primarily in the Print Solutions segment and to a lesser extent the Packaging segment. Inflationary market price increases, primarily in the Company's Packaging and Print Solutions product portfolios, impacted the first half of 2023. To the extent feasible, the Company has adjusted its prices to reflect the impact of inflation on the cost of purchased materials and services. See the "Segment Results" section for additional discussion.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below)
For the three months ended September 30, 2023, cost of products sold decreased primarily due to lower net sales. Cost of products sold decreased at a slower rate than net sales due to improvements in pricing and changes in segment mix.

For the nine months ended September 30, 2023, cost of products sold decreased primarily due to lower net sales and the divestitures of the Canadian and logistics solutions businesses. Cost of products sold decreased at a slower rate than net sales due to improvements in pricing, sale of the lower margin Canadian business and changes in segment mix.

Distribution Expenses
For the three months ended September 30, 2023, distribution expenses decreased by $8.2 million, or 8.8%. The decrease was primarily due to (i) a $3.5 million decrease in personnel expenses, (ii) a $3.4 million decrease in freight and logistics expense, which was primarily related to third-party freight and fuel expenses due to lower sales volume and (iii) a $0.8 million decrease in materials and maintenance expense.

For the nine months ended September 30, 2023, distribution expenses decreased by $40.2 million, or 13.2%. The decrease was primarily due to (i) a $21.4 million decrease related to the divestiture of the Canadian business, (ii) an $11.6 million decrease in freight and logistics expense, which was primarily related to third-party freight and fuel expenses due to lower sales volume and (iii) a $4.8 million decrease in personnel expenses.

Selling and Administrative Expenses
For the three months ended September 30, 2023, selling and administrative expenses decreased by $11.0 million, or 5.6%. The decrease was primarily due to (i) a $13.6 million decrease in personnel expenses, (ii) a $3.2 million decrease in marketing and communications expense and (iii) a $2.8 million decrease in bad debt expense, partially offset by a $12.7 million increase in professional fees primarily due to costs incurred for the pending merger with affiliates of Clayton, Dubilier & Rice, LLC. The decrease in personnel expenses was primarily driven by (i) lower incentive compensation expense, (ii) a decrease in commission expenses due to lower net sales and (iii) a decrease in travel and entertainment expenses.

For the nine months ended September 30, 2023, selling and administrative expenses decreased by $54.7 million, or 9.5%. The decrease was primarily due to (i) a $35.5 million decrease in personnel expenses, (ii) a $19.7 million decrease in expenses related to the divestiture of the Canadian business, (iii) a $4.3 million reduction in bad debt expense, (iv) a $4.3 million decrease in marketing and communications expense and (iv) a $2.4 million decrease in legal expense, partially offset by (i) a $7.6 million increase in professional fees primarily due to costs incurred for the pending merger with affiliates of Clayton, Dubilier & Rice, LLC and (ii) a $3.3 million lower net gain from insurance proceeds as compared to the prior year period. The decrease in personnel expenses was primarily due to (i) lower incentive compensation expense, (ii) a decrease in commission expenses due to lower net sales and (iii) a decrease in travel and entertainment expenses, partially offset by higher wages.

Gain on Sale of Businesses
The Company had no business divestitures in 2023. For the three and nine months ended September 30, 2022, the gain on sale of businesses was $18.6 million and $28.6 million, respectively. See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's business divestitures.

Depreciation and Amortization
For the three and nine months ended September 30, 2023, depreciation and amortization was lower than the same period in 2022. The decrease was primarily driven by lower depreciation on information technology related assets. The lower expense for the nine months ended September 30, 2023 was also driven by the divestiture of the Canadian business in 2022.

Restructuring Charges, Net
The Company had no restructuring charges in 2023. For the three and nine months ended September 30, 2022, restructuring charges, net, were $1.4 million and $5.5 million, respectively. As of December 31, 2022, the Company had completed its restructuring activities. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's restructuring efforts.

Interest Expense, Net
For the three months ended September 30, 2023, interest expense, net, decreased by $1.4 million, or 29.2%. The decrease was primarily due to a lower average balance on the Company's ABL Facility, partially offset by higher average interest rates.

For the nine months ended September 30, 2023, interest expense, net, increased by $0.1 million, or 0.8%. The increase was primarily due to higher average interest rates, partially offset by a lower average balance on the Company's ABL Facility.

Other (Income) Expense, Net
For the three months ended September 30, 2023, other (income) expense, net, was income of $1.9 million. This was a net favorable change of $1.9 million as compared to the same period in 2022. The favorable change was primarily due to a $1.7 million gain on the final settlement of the U.S. Veritiv Pension Plan in 2023.

For the nine months ended September 30, 2023, other (income) expense, net, was income of $2.8 million. This was a net unfavorable change of $4.4 million as compared to the same period in 2022. The unfavorable change was primarily due to a $2.7 million gain on the settlement of the U.S. Veritiv Pension Plan in 2023 that was less than the $7.0 million gain on the settlement of the Canadian pension plans in 2022.

Effective Tax Rate
Veritiv's effective tax rates were 26.5% and 25.1% for the three months ended September 30, 2023 and 2022, respectively. Veritiv's effective tax rates were 25.4% and 20.4% for the nine months ended September 30, 2023 and 2022, respectively. The difference between the Company's effective tax rates and the U.S. statutory tax rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), vesting of stock compensation and non-deductible expenses. Additionally, the effective tax rates for the three and nine months ended September 30, 2022, include a tax benefit on the disposition of the Company's investment in a foreign subsidiary.

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

Included in the following tables are net sales and Adjusted EBITDA for each of the reportable segments and Corporate & Other:

(in millions)	Packaging	Facility Solutions	Print Solutions	Corporate & Other
Three Months Ended September 30, 2023
Net sales	$890.3	$183.6	$387.1	$—
Adjusted EBITDA	108.1	17.6	26.7	(44.2)
Adjusted EBITDA as a % of net sales	12.1%	9.6%	6.9%	*

Three Months Ended September 30, 2022
Net sales	$988.1	$180.1	$616.6	$19.3
Adjusted EBITDA	115.1	15.6	64.3	(53.7)
Adjusted EBITDA as a % of net sales	11.6%	8.7%	10.4%	*

Nine Months Ended September 30, 2023
Net sales	$2,692.6	$551.1	$1,184.8	$—
Adjusted EBITDA	313.4	50.7	87.9	(127.8)
Adjusted EBITDA as a % of net sales	11.6%	9.2%	7.4%	*

Nine Months Ended September 30, 2022
Net sales	$2,992.8	$605.3	$1,806.4	$78.4
Adjusted EBITDA	320.9	45.0	179.4	(148.2)
Adjusted EBITDA as a % of net sales	10.7%	7.4%	9.9%	*
* - not meaningful

See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information related to Adjusted EBITDA, including a reconciliation of net income as reflected on the Condensed Consolidated Statements of Operations to Adjusted EBITDA for reportable segments.

Packaging

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$890.3	$988.1	$(97.8)	(9.9)%	$2,692.6	$2,992.8	$(300.2)	(10.0)%
Adjusted EBITDA	108.1	115.1	(7.0)	(6.1)%	313.4	320.9	(7.5)	(2.3)%
Adjusted EBITDA as a % of net sales	12.1%	11.6%		50 bps	11.6%	10.7%		90 bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2023 vs. 2022	2023 vs. 2022
Volume	$(96.5)	$(366.7)
Price/Mix	(1.3)	66.5
Total change	$(97.8)	$(300.2)

Comparison of the Three Months Ended September 30, 2023 and September 30, 2022

Net sales decreased $97.8 million, or 9.9%, as compared to the same period in 2022. Organic sales decreased $83.6 million, or 8.5%, as compared to the same period in 2022. The net sales decrease was primarily attributable to lower sales volume. Throughout the third quarter of 2023, economic uncertainty contributed to lower demand. Sales decreased to light manufacturing, heavy manufacturing and food and beverage customers compared to the prior year period. North American box shipments are expected to return to growth in the fourth quarter of 2023.

Adjusted EBITDA decreased $7.0 million, or 6.1%, as compared to the same period in 2022. The decrease in Adjusted EBITDA was attributable to lower net sales volume, partially offset by (i) a $6.1 million decrease in selling and administrative expenses, (ii) a $5.5 million decrease in distribution expenses and (iii) cost of products sold decreasing at a faster rate than net sales. The decrease in selling and administrative expenses was primarily driven by (i) a $3.3 million decrease in personnel expenses and (ii) a $2.5 million decrease in bad debt expense. The decrease in personnel expenses was primarily due to (i) lower incentive compensation expense, (ii) a decrease in commission expenses due to lower net sales and (iii) a decrease in travel and entertainment expenses. The decrease in distribution expenses was primarily driven by (i) a $2.6 million decrease in facility rent expense driven by decreased utilization of the distribution network, (ii) a $1.3 million decrease in freight and logistics expense, which was primarily related to third-party freight and fuel expenses due to lower sales volume and (iii) a $0.7 million decrease in personnel expense.

Comparison of the Nine Months Ended September 30, 2023 and September 30, 2022

Net sales decreased $300.2 million, or 10.0%, as compared to the same period in 2022. Organic sales decreased $185.7 million, or 6.4%, for the nine months ended September 30, 2023. The net sales decrease was primarily attributable to lower sales volume and volume declines associated with the divestiture of the Canadian business, partially offset by higher market prices. Economic uncertainty throughout the first nine months of 2023 combined with customer inventory destocking primarily during the first quarter of 2023 contributed to lower demand. Sales decreases to light manufacturing, food and beverage and heavy manufacturing customers were partially offset by sales increases to wholesale and retail customers compared to the prior year period. The decrease in net sales resulting from the divestiture of the Canadian business for the nine months ended September 30, 2023 was $100.3 million.

Adjusted EBITDA decreased $7.5 million, or 2.3%, as compared to the same period in 2022. The decrease in Adjusted EBITDA was primarily attributable to lower sales volume partially offset by (i) an $23.8 million decrease in distribution expenses, (ii) a $17.8 million decrease in selling and administrative expenses and (iii) cost of products sold decreasing at a faster rate than net sales. The decrease in distribution expenses was primarily driven by (i) a $9.4 million decrease related to the divestiture of the Canadian business, (ii) a $7.4 million decrease in facility rent expense driven by decreased utilization of the distribution network and (iii) a $4.8 million decrease in freight and logistics expense, which was primarily related to third-party freight and fuel due to lower sales volume. The decrease in selling and administrative expenses was primarily driven by (i) a $7.0 million decrease in professional fees, (ii) a $4.5 million decrease related to the divestiture of the Canadian business, (iii) a $4.0 decrease in bad debt expense and (iv) a $1.7 million decrease in personnel expense.

Facility Solutions

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$183.6	$180.1	$3.5	1.9%	$551.1	$605.3	$(54.2)	(9.0)%
Adjusted EBITDA	17.6	15.6	2.0	12.8%	50.7	45.0	5.7	12.7%
Adjusted EBITDA as a % of net sales	9.6%	8.7%		90 bps	9.2%	7.4%		180 bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2023 vs. 2022	2023 vs. 2022
Volume	$(2.3)	$(93.3)
Price/Mix	5.8	39.1
Total change	$3.5	$(54.2)

Comparison of the Three Months Ended September 30, 2023 and September 30, 2022

Net sales increased $3.5 million, or 1.9%, as compared to the same period in 2022. Organic sales increased $6.4 million, or 3.6%, as compared to the same period in 2022. The net sales increase was primarily attributable to higher market prices, partially offset by decreased sales volume. During the third quarter of 2023, a continued consumer shift from goods to services contributed to higher demand in away-from-home product categories. Demand improved within the entertainment and hospitality end use sector as well as office-like end use sectors as more employees are physically returning to offices. This was partially offset by lower demand in the government and wholesale and retail end use sectors.

Adjusted EBITDA increased $2.0 million, or 12.8%, as compared to the same period in 2022. The increase in Adjusted EBITDA was primarily attributable to (i) the net sales increase and (ii) cost of products sold increasing at a slower rate than net sales.

Comparison of the Nine Months Ended September 30, 2023 and September 30, 2022

Net sales decreased $54.2 million, or 9.0%, as compared to the same period in 2022. Organic sales increased $35.6 million, or 6.9%, for the nine months ended September 30, 2023. The net sales decrease was primarily attributable to the divestiture of the Canadian business and decreased sales volume, partially offset by higher market prices and increased sales of towels and tissues, wipers and chemicals. The decrease in net sales resulting from the divestiture of the Canadian business for the nine months ended September 30, 2023 was $86.9 million. During the first nine months of 2023, a consumer shift from goods to services contributed to higher demand in away-from-home product categories. Demand improved within the entertainment and hospitality, office like and heavy manufacturing end use sectors. This was partially offset by lower demand in the government and food and beverage end use sectors.

Adjusted EBITDA increased $5.7 million, or 12.7%, as compared to the same period in 2022. The increase in Adjusted EBITDA was primarily attributable to (i) the organic sales increase and (ii) cost of products sold increasing at a slower rate than net sales, partially offset by lower net sales resulting from the divestiture of the Canadian business. The divestiture of the Canadian business resulted in (i) an $8.4 million decrease in distribution expenses and (ii) a $5.3 million decrease in selling and administrative expenses.
Print Solutions

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$387.1	$616.6	$(229.5)	(37.2)%	$1,184.8	$1,806.4	$(621.6)	(34.4)%
Adjusted EBITDA	26.7	64.3	(37.6)	(58.5)%	87.9	179.4	(91.5)	(51.0)%
Adjusted EBITDA as a % of net sales	6.9%	10.4%		(350) bps	7.4%	9.9%		(250) bps

The table below presents the components of the net sales change compared to the prior year:

	Increase (Decrease)
	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2023 vs. 2022	2023 vs. 2022
Volume	$(238.8)	$(749.3)
Price/Mix	9.3	127.7
Total change	$(229.5)	$(621.6)

Comparison of the Three Months Ended September 30, 2023 and September 30, 2022

Net sales decreased $229.5 million, or 37.2%, as compared to the same period in 2022. Organic sales decreased $223.3 million, or 36.2%, as compared to the same period in 2022. The net sales decrease was primarily attributable to decreased sales volume, partially offset by higher market prices. Customer inventory destocking contributed to lower demand throughout the third quarter of 2023. Management expects weak underlying demand in the print industry to continue in the fourth quarter of 2023.

Adjusted EBITDA decreased $37.6 million, or 58.5%, as compared to the same period in 2022. The Adjusted EBITDA decrease was primarily attributable to (i) lower net sales and (ii) a $1.6 million increase in distribution expenses, partially offset by an $8.1 million decrease in selling and administrative expenses. The increase in distribution expenses was primarily due to a $3.9 million increase in facility rent expense driven by increased utilization of the distribution network, partially offset by (i) a $1.2 million decrease in freight and logistics expense and (ii) a $1.2 million decrease in personnel expenses. The decrease in selling and administrative expenses was primarily driven by a $7.7 million decrease in personnel expenses due to (i) a decrease in commission expenses due to lower net sales, (ii) lower incentive compensation expense and (iii) a decrease in travel and entertainment expenses.

Comparison of the Nine Months Ended September 30, 2023 and September 30, 2022

Net sales decreased $621.6 million, or 34.4%, as compared to the same period in 2022. Organic sales decreased $542.8 million, or 31.3%, for the nine months ended September 30, 2023. The net sales decrease was primarily attributable to decreased sales volume as well as volume declines associated with the divestiture of the Canadian business, partially offset by higher market prices. Customer inventory destocking contributed to lower demand throughout the first nine months of 2023. The decrease in net sales resulting from the divestiture of the Canadian business for the nine months ended September 30, 2023 was $72.6 million.

Adjusted EBITDA decreased $91.5 million, or 51.0%, as compared to the same period in 2022. The Adjusted EBITDA decrease was primarily attributable to lower net sales, partially offset by an $18.6 million decrease in selling and administrative expenses. The decrease in selling and administrative expenses was driven by (i) a $15.3 million decrease in personnel expenses and (ii) a $2.9 million decrease related to the divestiture of the Canadian business. The decrease in personnel expenses was primarily due to (i) a decrease in commission expenses due to lower net sales, (ii) lower incentive compensation expense and (iii) a decrease in travel and entertainment expenses. Distribution expenses were flat with (i) a $4.2 million decrease in freight and logistics expense, (ii) a $4.0 million decrease in personnel expenses and (iii) a $3.3 million decrease related to the divestiture of the Canadian business, offset by an $11.6 million increase in facility rent expense, driven by increased utilization of the distribution network.

Corporate & Other

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$—	$19.3	$(19.3)	(100.0)%	$—	$78.4	$(78.4)	(100.0)%
Adjusted EBITDA	(44.2)	(53.7)	9.5	17.7%	(127.8)	(148.2)	20.4	13.8%

Comparison of the Three Months Ended September 30, 2023 and September 30, 2022

Net sales decreased $19.3 million, or 100.0%, as compared to the same period in 2022. The net sales decrease was driven by the divestiture of the logistics solutions business in 2022.

Adjusted EBITDA increased $9.5 million, or 17.7%, as compared to the same period in 2022. The Adjusted EBITDA increase was primarily driven by an $11.7 million decrease in selling and administrative expenses, partially offset by the net sales decrease due to the divestiture of the logistics solutions business. The decrease in selling and administrative expenses was due to (i) a $3.9 million decrease in personnel expenses, (ii) a $3.0 million decrease in marketing and communications expense, (iii) a $2.3 million decrease in legal fees and (iv) a $1.4 million decrease related to the divestiture of the logistics solutions business. The decrease in personnel expenses was primarily due to (i) lower incentive compensation expense and (ii) a decrease in travel and entertainment expenses.

Comparison of the Nine Months Ended September 30, 2023 and September 30, 2022

Net sales decreased $78.4 million, or 100.0%, as compared to the same period in 2022. The net sales decrease was driven by the divestiture of the logistics solutions business in 2022.

Adjusted EBITDA increased $20.4 million, or 13.8%, as compared to the same period in 2022. The Adjusted EBITDA increase was primarily driven by a $29.9 million decrease in selling and administrative expenses, partially offset by the net sales decrease due to the divestiture of the logistics solutions business. The decrease in selling and administrative expenses was due to (i) a $15.8 million decrease in personnel expenses, (ii) a $6.2 million decrease related to the divestiture of the logistics solutions business, (iii) a $4.4 million decrease related to the divestiture of the Canadian business, (iv) a $3.3 million decrease in marketing and communications expense and (v) a $2.4 million decrease in legal fees, partially offset by a $3.6 million increase in professional fees. The decrease in personnel expenses was primarily due to (i) lower incentive compensation expense and (ii) a decrease in travel and entertainment expenses.

Liquidity and Capital Resources

The cash requirements of the Company are primarily provided by cash flows from operations and borrowings under the ABL Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information related to the Company's debt position.

The following table sets forth a summary of cash flows:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by (used for):
Operating activities	$289.3	$158.9
Investing activities	(9.9)	143.4
Financing activities	(279.7)	(316.5)

Analysis of Cash Flows
Operating Activities
Net cash from operating activities was higher by $130.4 million as compared to the prior year. The increase was primarily due to (i) a $201.0 million decrease in accounts receivable driven by the decline in net sales and the Company's improved accounts receivable collection efforts in the current year period, (ii) a $21.3 million decrease in inventories, primarily driven by the decline in net sales and (iii) a $9.6 million decrease in cash paid for income taxes, net of refunds. Unfavorable impacts to operating cash flows were due to (i) a $28.5 million decrease in trade accounts payable, driven primarily by the decline in net sales, (ii) a $24.9 million decrease in incentive compensation and commissions, (iii) the payment of the cash-based long-term incentive awards granted in 2020, valued at approximately $15.2 million, (iv) approximately $10.7 million of additional cash payments in 2023 related to the Company's technology improvement initiatives and (v) a $3.1 million decrease in MEPP charges. The remaining changes in the Company's operating assets and liabilities were driven by normal business activities.

Investing Activities
Net cash used for investing activities was an increased use of cash by $153.3 million as compared to the prior year. The increased usage was primarily due to (i) the receipt of proceeds from the sales of the logistics solutions business and Veritiv Canada, Inc. in 2022 that did not repeat in 2023 and (ii) a decrease in insurance proceeds in the current year as compared to the prior year. The decrease in cash received in the prior year period was partially offset by a decrease in the purchases of property and equipment in the current year as compared to the prior year.

Financing Activities
Net cash used for financing activities was a decreased use of cash by $36.8 million as compared to the prior year. The decreased usage was primarily due to (i) lower common stock repurchases, as no stock repurchases were made in 2023 and (ii) lower tax withholdings on share based compensation in the current year as compared to the prior year. The decreased usage was partially offset by (i) the unfavorable change in book overdrafts, due to the timing of payments, (ii) an increase in the payment of dividends in 2023, as no dividends were paid in the same period in 2022 and (iii) increased net repayments under the Company's ABL Facility.

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

Availability under the ABL Facility is determined based upon a monthly borrowing base calculation which includes eligible customer receivables and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of

September 30, 2023, the available additional borrowing capacity under the ABL Facility was approximately $820.2 million. As of September 30, 2023, the Company held $8.1 million in outstanding letters of credit.

The ABL Facility has a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing four-quarter basis, which will be tested only when specified availability is less than the limits outlined under the ABL Facility. At September 30, 2023, the above test was not applicable and based on information available as of the date of this report it is not expected to be applicable in the next 12 months.

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

The Company currently expects to pay-out the cash-based long-term incentive awards granted in 2021 in March 2024; the value of these awards cannot yet be determined. See Note 3 of the Notes to Condensed Consolidated Financial Statements for information regarding the Company's lease commitments, including leases that have not yet commenced, if any. See Note 5 of the Notes to Condensed Consolidated Financial Statements for information regarding the Company's use of vendor-based financing arrangements, if any. See Note 10 of the Notes to Condensed Consolidated Financial Statements for information regarding the Company's dividends. See Note 11 of the Notes to Condensed Consolidated Financial Statements for information regarding the recent determinations received for multi-employer pension plans from which the Company has withdrawn.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

Other than as described above, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Elections

During the three months ended September 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

VERITIV CORPORATION
(Registrant)

Date:	November 3, 2023	By: /s/ Eric J. Guerin
Name: Eric J. Guerin
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2023	By: /s/ Lance D. Gebert
Name: Lance D. Gebert
Title: Corporate Controller
(Principal Accounting Officer)